Form 10-Q
period 2014-03-31
American Brewing Company, Inc.
filed 2014-05-08
CIK 1579823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2014

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-193725

AMERICAN BREWING COMPANY, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Washington	27-2432263
(State or other jurisdiction incorporation or organization)	(IRS Employer File Number)

180 West Dayton Street
Warehouse 102
Edmonds, WA	98020
(Address of principal executive offices)	(zip code)

                                  (425)-774-1717
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes [X]  No []

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]    No [X]

As of May 8, 2014, registrant had outstanding 12,280,454 shares of the registrant's common stock.

FORM 10-Q

AMERICAN BREWING COMPANY, INC.

AMERICAN BREWING COMPANY, INC.

CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$215,629	$428,574
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	51,181	30,166
Inventories	22,806	30,688
Prepaid Expense	133,333	94,250
Total current assets	422,949	583,678
Property and equipment, net	622,294	420,836
Other assets	215,051	132,163
Total assets	$1,260,294	$1,136,677

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$63,508	$3,317
Current portion of notes payable and capital leases	19,401	24,182
Accrued expenses and other current liabilities	585,598	543,129
Total current liabilities	668,507	570,628
Note payable and capital leases, less current portion	-	4,942
Total liabilities	668,507	575,570
Stockholders’ (Deficit) Equity:
Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 250,000 issued and outstanding,	250	250
Common Stock, $0.001 par value; 50,000,000 shares authorized; 12,016,854, and 10,616,854 shares issued and outstanding, respectively	12,017	10,617
Additional paid-in capital	2,111,010	1,425,610
Accumulated deficit	(1,531,490)	(875,370)
Total stockholders’ (deficit) equity	591,787	561,107
Total liabilities and stockholders’ (deficit) equity	$1,260,294	$1,136,677

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN BREWING COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	March 31,
	2014	2013

Revenue	$241,003	$225,973
Less excise taxes	(4,636)	(4,747)
Net revenue	236,367	221,226
Cost of goods sold	112,842	119,246
Gross profit	123,525	101,980
Operating expenses:
Advertising, promotional and selling	24,147	36,701
Amortization of stock based compensation	560,917	-
General and administrative	196,506	119,164
Total operating expenses	781,570	155,865
Operating loss	(658,045)	(53,885)
Other (expense) income, net:
Interest, net	(4,128)	(4,451)
Gain on sale of property and equipment	6,053	-
Total other income (expense), net	1,925	(4,451)
Net loss	$(656,120)	$(58,336)

Net loss per share	$(0.06)	$(0.01)

Weighted-average number of shares	11,571,298	8,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN BREWING COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(656,120)	$(58,336)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,896	26,896
Amortization of prepaid stock based compensation	560,917	-
(Gain) loss on the disposition of property and equipment	(6,053)	-
Changes in operating assets and liabilities:
Accounts receivable	(21,015)	6,657
Inventories	7,882	43
Other assets	(7,755)	(4,334)
Accounts payable	60,191	(19,255)
Due to related parties	-	51,900
Accrued expenses	42,469	18,176

Net cash provided by operating activities	7,412	21,747

Cash flows from investing activities:
Purchases of and deposits made on property and equipment	(319,434)	(6,661)
Proceeds from sale of property and equipment	22,000	-

Net cash used in investing activities	(297,434)	(6,661)

Cash flows from financing activities:
Proceeds from note payable and related party notes	$-	$(20,022)
Issuance of stock for cash, net of commissions paid	86,800
Repayment of notes payable and capital lease payments	(9,723)

Net cash provided by (used in) financing activities	77,077	(20,022)

Change in cash and cash equivalents	(212,945)	(4,936)
Cash and cash equivalents at beginning of period	428,574	47,311

Cash and cash equivalents at end of period	$215,629	$42,375

Supplemental disclosure of cash flow information:
Interest paid	$4,100	$4,455

Noncash transactions:
Issuance of Common Stock for Prepaid Consulting Services	$600,000	$-
Transfer of deposit on equipment to property and equipment for equipment placed in service	$223,000	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

NOTE A – Organization and Basis of Presentation

American Brewing Company, Inc. (the “Company”) is engaged in the business of selling alcohol beverages throughout Western Washington state and in selected domestic markets. The Company produces beer under trade names including, among others, Breakaway IPA, Flying Monkey Pale Ale, Caboose Oatmeal Stout, American Blonde, Piper’s Scotch Ale, Brave American Brown Ale and Winter Classic.

In June 2013, pursuant to a unanimous written consent of voting shareholders’ and Board of Directors of the Company, the Company reorganized by way of a recapitalization of its capital structure on a tax free basis. In connection with the reorganization, the voting and nonvoting stock was exchanged for an aggregate of 8,000,000 shares of Common Stock and 250,000 shares of Preferred Stock, respectively.

The Company’s original articles of incorporation authorized the issuance of 100 shares of nonvoting and voting shares of stock each. On October 11, 2011, the Company’s articles of incorporation were amended to increase the authorized number of nonvoting and voting shares to 100,000 each.

In June 2013, pursuant to a unanimous written consent of voting shareholders’ and Board of Directors of the Company, the Company reorganized by way of a recapitalization of its capital structure on a tax free basis. In connection with the reorganization, the voting and nonvoting stock was exchanged for an aggregate of 8,000,000 shares of Common Stock and 250,000 shares of Preferred Stock, respectively.

For earnings per share information, the Company has retroactively restated the outstanding shares for weighted average shares used in the basic and diluted earnings per share calculations for all periods presented, as a result of the reorganizations.

The accompanying unaudited interim condensed financial statements as of March 31, 2014 and 2013 of American Brewing Company, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form S-1 (Amendment No. 3) originally filed with the SEC on April 10, 2014.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form S-1(Amendment No. 3) have been omitted.

NOTE B – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

NOTE B – Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates and assumptions made by management include allowance for doubtful accounts, provision for excess or expired inventory, depreciation of property and equipment, refundable keg deposits and fair market value of equity instruments issued for goods or services. The current economic environment has increased the degree and uncertainty inherent in these estimates and assumptions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions.

The Company sells primarily to independent beer distributors across Western Washington State as well as self distributing to local businesses. Sales outside of Washington State are insignificant. Receivables arising from these sales are not collateralized; however, credit risk is minimized by continuing to diversify the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.  As of March 31, 2014 there were four customers that represented 93% of Accounts Receivable.  For the quarters ended March 31, 2014 and 2013, three customers represented approximately 57% and 54% of revenue, respectively.  For the quarters ended March 31, 2014 and 2013, two suppliers of grain and bottling services represented approximately 83% and 85% of the cost of goods sold, respectively.

Refundable Deposits on Kegs

The Company distributes its draft beer in kegs to wholesalers. All kegs are leased or owned by the Company. Purchased kegs are reflected in the Company’s balance sheets in property and equipment at cost of approximately $134,000 and $134,000 as of March 31, 2014 and December 31, 2013, respectively. Upon shipment of beer to wholesalers, the Company collects a refundable deposit on the kegs which are included in the accrued expenses in current liabilities in the Company’s balance sheets. Refundable keg deposits were approximately $65,000 and $52,000 as of March 31, 2014 and December 31, 2013, respectively. Upon return of the kegs to the Company, the deposit is refunded to the wholesaler.

The Company has experienced some loss of kegs and anticipates that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the homogeneous nature of kegs owned by most brewers and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company’s loss experience is not atypical. The Company believes that the loss of kegs, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by wholesalers, records maintained by other third party vendors and historical information to estimate the physical count of kegs held by wholesalers. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

NOTE B – Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions are met: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the statements of operations. Revenue recognized was approximately $241,000 and $225,000 for quarters ended March 31, 2014 and 2013, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) regulations which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes were approximately $5,000 and $5,000 for the quarters ended March 31, 2014 and 2013, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. As the Company incurred net losses for the quarters ended March 31, 2014 and 2013 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive. Therefore, basic and dilutive net income (loss) per share were the same.

Segment Information

The Company operates in two segments in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280. See additional discussion at Note K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had an accumulated deficit of approximately $1,532,000 and $875,000 at March 31, 2014 and year ended December 31, 2013, respectively, has a history of recurring net losses  and negative working capital.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

NOTE B – Summary of Significant Accounting Policies (Continued)

Going Concern (Continued)

While the Company is attempting to increase operations and generate additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public offering.  In addition, the Company had offered a private placement memorandum for the placement of 2,000,000 shares of common stock at $0.50 per share, for a total of approximately $890,000, net of approximately $110,000 in placement fees. The subscription period has terminated.  As of the closing date of the private placement memorandum the Company raised approximately $715,000 in aggregate (of which approximately $100,000 was received in the three months period ended March 31, 2014)  and issued 1,430,000  shares of common stock in aggregate (of which 200,000 shares of common stock were issued during the three months period ended March 31, 2014) related to this private placement.  In addition, the Company has  registered for sale 570,000 shares of common stock at a price of $0.50 per share.  The offering is being conducted on a self underwritten and best efforts basis. There is no assurance that the offering will be successful or that the maximum number of shares or amounts will be attained.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate additional revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company’s future financial statements.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

NOTE C – Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of hops, other brewing materials, are stated at the lower of cost, determined on the first-in, first-out basis, or market. Inventories are generally classified as current assets. The Company has yearly contracts with vendors to supply essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply or price fluctuations. The cost elements of work in process and finished goods inventory consist of raw materials.

Inventories consisted of the following as of:

	March 31, 2014	December 31, 2013

Raw materials	$11,137	$7,040
Work in progress	10,205	22,400
Finished goods	1,464	1,248

	$22,806	$30,688

NOTE D – Other Assets

Other assets consisted of the following as of:

	March 31, 2014	December 31, 2013

Rent deposit	$12,817	$12,817
Property and equipment deposit, including equipment received but not yet placed in service	194,479	119,346
Other	7,755	-

	$215,051	$132,163

The Company has committed to purchasing additional property and equipment of approximately $320,000.  A down payment of approximately $47,000 has been made and approximately $147,000 of equipment has been received but not yet placed in service as of March 31, 2014.

During the three months period ended March 31, 2014, the Company transferred approximately $223,000 out of property and equipment deposit to property and equipment in the accompanying condensed balance sheet and made deposits of approximately $299,000 in aggregate on property and equipment.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

NOTE E – Property and Equipment

Property and equipment consisted of the following as of:

	March 31, 2014	December 31, 2013

Machinery and equipment	$643,696	$444,752
Kegs	134,345	134,345
Trucks	21,401	21,401
Office equipment and furniture	21,993	17,071
Leasehold improvements	68,796	62,707
	890,231	680,276
Less accumulated depreciation	(267,937)	(259,440)

	$622,294	$420,836

Property and equipment at March 31, 2014 and December 31, 2013, included fixed assets acquired under capital lease agreements of approximately $160,000 and $160,000, respectively, and accumulated depreciation on these assets was approximately $76,000 and $67,000 respectively

Depreciation expense was approximately $27,000 and $27,000 for the quarters ended March 31, 2014 and 2013, respectively.

NOTE F – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	March 31, 2014	December 31, 2013

Accrued officer compensation	$495,000	$460,000
Refundable deposits on kegs	64,879	52,689
Accrued payroll and payroll taxes	17,970	22,791
Other accrued liabilities	7,749	7,649

	$585,598	$543,129

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

NOTE G – Notes Payable and Capital Leases

Notes payable and capital leases consisted of the following as of:

	March 31, 2014	December 31, 2013

Notes payable	$-	$1,459
Capital leases	19,401	27,665
	19,401	29,124
Less current portion	(19,401)	(24,182)

	$-	$(4,942)

Capital Leases

The Company has entered into various capital lease agreements to obtain property and equipment for operations. These agreements range from 2 to 3 years with interest rates ranging from 5% to 6%. These leases are secured by the underlying leased property and equipment.

In 2012, the Company entered into one capital lease agreement for machinery and equipment. Monthly payments are approximately $1,600, the lease terminates in March 2015. The lease provides for a bargain purchase option at the termination of the lease. As of March 31, 2014, total remaining payments under this lease is approximately $19,000. The Company accounts for this arrangement as a capital lease.

As of March 31, 2014, the capitalized amount of the equipment, truck and accumulated depreciation was approximately $139,000, $21,000, and $76,000, respectively.

As of December 31, 2013, the capitalized amount of the equipment, truck and accumulated depreciation was approximately $139,000, $21,000, and $67,000, respectively.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

NOTE G – Notes Payable and Capital Leases (Continued)

Capital Leases (Continued)

The minimum lease payments are as follows:

Remaining 2014	$19,684

Less amount representing interest	(283)
$19,401
Current Portion	$19,401
Long-term Portion	$-

NOTE H – Common Stock

Common and Preferred Stock

The Company issued 1,200,000 shares of common stock to third party service providers for services rendered or to be rendered by June 30, 2014.  The Company estimated the fair market value to be $0.50 per share (see Note J).

During the period ended March 31, 2014, the Company issued 200,000 shares of common stock in connection with the  private placement memorandum that was open during October 2013 thru March 2014 and was closed during the period ended March 31, 2014. The Company raised $715,000 in aggregate (of which $100,000 was received during the three month period ended March 31, 2014) and issued 1,430,000 shares of common stock in aggregate (of which 200,000 shares were issued during the three month period ended March 31, 2014), in connection with the closed private placement memorandum.  The Company incurred placement agent commission fees of $13,200 during the three month period ended March 31, 2104, which were offset against the gross proceeds of $100,000 received during the period, for net proceeds of $86,800 to the Company.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE I – Earnings Per Share

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The Company had no potential dilutive securities issued or outstanding for quarter ended March 31, 2014 and 2013. Therefore, there was no difference in the basic and dilutive earnings (loss) per share.

The following table sets forth the computation of basic and diluted net income per share:

	For the Quarters
	Ended March 31,
	2014	2013

Net loss attributable to common stockholders	$(656,120)	$(58,336)

Basic weighted average outstanding shares of common stock	11,571,298	8,000,000
Dilutive effect of common stock equivalents	-	-
Dilutive weighted average common stock equivalents	11,571,298	8,000,000

Net loss per share of
common stock Basic and Diluted	$(0.06)	$(0.01)

NOTE J – Commitments and Contingencies

Purchase Commitments

The Company entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2017 and specify both the quantities and prices to which the Company is committed. As of March 31, 2014, hops purchase commitments outstanding was approximately $800,000.  As of March 31, 2014, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

Remaining 2014	$183,000
2015	177,000
2016	220,000
2017	220,000
$800,000

These commitments are not accrued in the balance of the Company March 31, 2014 . In addition, the Company has elected not to recognize the purchase contracts as cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedges.

Lease Commitments

On or about December 1 2013, the Company entered into a facilities lease with a third party. The lease term is 25 months. The monthly base rent of $4,709 increases annually based on the Consumer Price Index All Urban Consumers U.S. City Average. Monthly rent payments also include common area maintenance charges, taxes, and other charges. As of March 31, 2014, the minimum monthly lease payment was $4,709.  Rent expense was approximately $9,500 and $7,000 for quarter ended March 31, 2014 and 2013 respectively.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

NOTE J – Commitments and Contingencies (Continued)

Lease Commitments (Continued)

On or about September 28, 2011, the Company entered into a keg rental supply and services agreement with a third party. The initial rental period is a term of 36 months, and began on the date of delivery of the kegs. The agreement automatically extends on month-to-month basis for an additional 36 months, unless terminated by either party with a 30 day notice. Monthly keg rental fees are $512 and $476 for the initial and extended rental period, respectively. A deposit of $4,000 was made prior to delivery.

On or about October 21, 2011, the Company entered into a keg rental supply and services agreement with a third party. The initial rental period is a term of 36 months, and began on the date of delivery of the kegs. The agreement automatically extends on month-to-month basis for an additional 36 months. After the 72nd month, the Company can elect to enter into a final 24 month rental period. At the conclusion of the final rental period the Company can purchase the kegs between $40 to $50 each. Monthly keg rental fees are $670, $622, and $500 for the initial, extended and final rental period.

On or about January 24, 2012, the Company entered into a keg rental supply and services agreement with a third party. The initial rental period is a term of 36 months, and began on the date of delivery of the kegs. The agreement automatically extends on month-to-month basis for an additional 36 months. After the 72nd month, the Company can elect to enter into a final 24 month rental period. At the conclusion of the final rental period the Company can purchase the kegs between $40 to $50 each. Monthly keg rental fees are $670, $622, and $500 for the initial, extended and final rental period. A deposit of $4,000 was made prior to delivery.

Aggregate minimum annual rental payments for all operating lease agreements as of March 31, 2014, are as follows:

Remaining 2014	$55,000
2015	56,000
$111,000

Keg lease expense was approximately $5,500 and $7,400 for the quarters ended March 31, 2014 and 2013 respectively.

 AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

NOTE J – Commitments and Contingencies (Continued)

Consulting Agreement

During the quarter ended March 31, 2014, the Company entered into a various consulting and professional services agreements with a third parties for business development and public relations services. The agreements required the Company to issue to the various third parties 1,200,000 shares of common stock share for services to be performed. The consulting agreements terminate on various dates ranging through June 30, 2014.

The Company estimated the fair market value of the common stock to be $0.50 per share for a total value of $600,000 and originally recorded the fair market value to prepaid expenses in the accompanying condensed balance sheet. The Company is amortizing the prepaid expense to stock based compensation expense in the accompanying statements of operations over an estimated service period of one to six months, with service beginning on January 1, 2014. As of March 31, 2014, the Company has amortized $466,667 to stock based compensation expense in the accompanying condensed statements of operations and has an unamortized balance of $133.333 recorded under prepaid expenses in the accompanying condensed balance sheet at March 31, 2014.

NOTE K – Segment Information

The Company’s operations are classified into the sale of alcohol to retail customers through the Company’s tasting room, and wholesale sales to distributors. Our retail division is located in the greater Seattle, Washington area and serves walk-in customers seven days a week. Our wholesale division sells to distributors primarily in the greater Seattle, Washington area. Although both segments are involved in the sale and distribution of alcohol, they serve different customers and are managed separately, requiring specialized expertise. We determined our operating segments in accordance with FASB ASC Topic 280, Segment Reporting.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

NOTE K – Segment Information (Continued)

Results of the operating segments are as follows:

	March 31, 2014
	Retail	Wholesale	Total

Sales	$69,834	$171,169	$241,003
Less excise taxes	1,343	3,293	4,636
Net revenue	68,491	167,876	236,367
Cost of goods sold	32,697	80,145	112,842
Gross profit	$35,794	$87,731	$123,525

Accounts receivable	$-	$51,181	$51,181

Property and equipment,
net of accumulated depreciation	$68,453	$553,841	$622,294

	March 31, 2013
	Retail	Wholesale	Total

Sales	$57,839	$168,134	$225,973
Less excise taxes	1,215	3,532	4,747
Net revenue	56,624	164,602	221,226
Cost of goods sold	30,522	88,724	119,246
Gross profit	$26,102	$75,878	$101,980

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

NOTE L – INCOME TAX

For the period January 1, 2013 to June 30, 2013, the Company was taxed as a subchapter S-Corporation and therefore did not have a material federal or state tax liability. In June 2013, the Company, in contemplation of an initial public offering of the Company’s common stock, issued preferred stock. In accordance with Internal Revenue Service regulations, the issuance of preferred stock automatically terminated the Company’s subchapter S status, resulting in the conversion of the Company to a C-Corporation. The financial statements as of March 31, 2013, herein, have been presented as subchapter S-Corporation for these periods presented. The Company’s net loss before income taxes totaled approximately $656,000 and $58,000 for the quarters ended March 31, 2014 and 2013, respectively.

The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. Income taxes are computed using the asset and liability method in accordance with FASB ASC 740 under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. The Company has recorded a full valuation allowance against its net deferred tax assets as it is more likely than not that the benefit of the deferred tax assets will not be recognized in future periods. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. The Company does not expect any significant unrecognized tax benefits to arise over the next twelve months and is fully reserved.

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended March 31, 2014 and 2013 was nil.

The Company has not had to accrue any interest and penalties related to unrecognized income tax benefits. However, when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the accompanying Condensed Statements of Operations and within the related tax liability line in the Condensed Balance Sheets.

NOTE M – Subsequent Events

One stock bonus granted is for services to rendered effective April 23, 2014.  This agreement is with Bart & Associates for a total of 25,000 shares with an estimated fair market value of $0.50 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

Overview and History

American Brewing Company, Inc. was formed under the laws of the State of Washington on April 26, 2010.  The Company amended its articles of incorporation on October 11, 2011, in order to change its capital structure and authorize 100,000 common shares of Voting Stock and 100,000 shares of Non-Voting Common Stock.  The Company also amended its articles of incorporation on June 25, 2013, in order to change its capital structure, and now has authorized 50,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, with 250,000 of the Preferred Shares being classified as Series A Preferred Stock.  As part of the recapitalization and amendment to the Company’s articles of incorporation on June 25, 2013, the Company also converted its corporate entity from an “S” Corporation to a “C” Corporation.  The Company is a micro brewing company based out of Edmonds, Washington, and currently has four beers in its portfolio and continues to develop new flavors for distribution to its customers.  American Brewing Company is currently conducting operations and generating revenue.

The Company operations are currently being conducted out of the Company brewery and office located at 180 West Dayton Street, Warehouse 102, Edmonds, WA 98020; (425) 774-1717.  It considers that the current principal office space arrangement adequate and will reassess its needs based upon the future growth of the Company.   Its fiscal year end is December 31st.

The Company practices the “Northwest Style” of brewing, which is a style that utilizes generous amounts of hops.  Currently, the Company’s four main beer products are: (1) Flying Monkey Dogfight Pale Ale, (2) Breakaway IPA, (3) American Blonde, and (4) Caboose Oatmeal Stout.

Revenue Model and Distribution methods of the products or services

Our revenue model is based on selling our current products, creating additional products and customer development.  We produce our micro-brew products and sell them to consumers through third party distributors.  We also sell our products directly to consumers in our brewery tasting room.  We generate revenue through the sale of our products to consumers at our onsite tasting room as well as through our distributors.  Currently, we generate a majority of our revenue through the sale of our four main beer products.  We plan on expanding our product line to additional long term beer products that we will create consistently, as well as beer products that we will make on a seasonal basis.

We are currently focusing our attention on the distribution of our beer products in Washington, North Carolina and Canada, but expect to expand to Idaho, Oregon, Michigan, Nevada, New Jersey and Montana, with a view to distribute nationwide  in the near future.

The Company is currently conducting a best efforts offering of 570,000 of its common shares at a price per share of $0.50, for gross proceeds of $285,000.  The common shares being offered were registered in the Company’s S-1 Registration Statement.

Results of Operations

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013, in Aggregate

The Company generated $241,003 in revenue for the three month period ended March 31, 2014, which compares to revenue of $225,973 for the three month period ended March 31, 2013. Our revenues increased during the three month period ended March 31, 2014 due to increased sales of our products.   As our Company has now been in operation for several years, we have begun to generate new consumers that become aware of our products either through word of mouth, new restaurant or bar placements, advertising or self placements in grocery stores. While our overall capacity was fixed, we simply had more consumer demand, including more customers who purchased our beer products and merchandise in our tasting room.

Cost of goods sold for the three month period ended March 31, 2014 was $112,842, which compares to cost of goods sold of $119,246 for the three months ended March 31, 2013.  Our cost of goods sold decreased during the three months ended March 31, 2014 due to the fact that the company was able to assign its extra hops to a third party, without being required to purchase the unnecessary amount of hops that it was required to purchase during the three month period ended March 31, 2013.

Operating expenses, which consisted of advertising, promotional and selling costs, as well as general and administrative expenses, for the three month period ended March 31, 2014, were $781,570.  This compares with operating expenses for the three month period ended March 31, 2013 of $155,865.  The increase in our operating expenses is primarily related to our brewery remodeling project, as well as the auditing and legal expenses and non-cash stock based consulting expenses related to being a public entity.

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013, retail sales

The company generated $69,834 in revenue related to retail sales for the three months ended March 31, 2014, which compares to revenue related to retail sales of $57,839 for the three months ended March 31, 2013. The increase was attributed to two factors. First, we expanded tasting room operations to 7 days per week, and second, there was increased awareness of our tasting room due to our reputation and the awards won at national competitions.

Cost of Goods Sold for the three months ended March 31, 2014 related to our retail sales was $32,697, which compares with cost of goods sold related to our retail sales for the three months ended March 31, 2013 of $30,522. Our retail revenues increased during the three months ended March 31, 2014 and as our retail revenue increased, our cost of goods sold applicable to retail sales correspondingly increased.  During the three months ended March 31, 2014 our production increased, with 40% of the production being related to our retail sales, and due to our production increase, the volume of grain, hops and other ingredients that were necessary to produce the beer sold to retail purchasers also increased.

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013, wholesale sales

The company generated $171,169 in revenue related to wholesale sales for the three months ended March 31, 2014, which compares to $168,134 in revenue related to wholesale sales for the three months ended March 31, 2013.  During the three months ended March 31, 2014, wholesale consumer acceptance of our products was increased, which resulted in increased sales of our products to wholesale purchasers. As our Company has now been in operation for several years, we have begun to generate new wholesale consumers that become aware of our products either through new restaurant or bar placements and advertising.

Cost of Goods Sold related to wholesale sales for the three months ended March 31, 2014 was $80,145, which compares with cost of goods sold related to wholesale sales for the three months ended March 31, 2013 of $88,724.  Our cost of goods sold decreased during the three months ended March 31, 2014 due to the fact that the company was able to assign its extra hops to a third party, without being required to purchase the unnecessary amount of hops that it was required to purchase during the three month period ended March 31, 2013.

As a result of the foregoing, we had a net loss of $656,120 for the three month period ended March 31, 2014. This compares with a net loss for the three month period ended March 31, 2013 of $58,336.

Going Concern

In its audited financial statements as of December 31, 2013, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company’s current financial position.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of March 31, 2014 we had cash of $215,629.  As of December 31, 2013, we had cash of $428,574.

We believe that with our existing cash flows, and assuming our current level of operations, we have sufficient cash to meet our operating requirements for the next twelve months due to the fact that our revenues are increasing, and due to our expansion, we believe our revenues will continue to increase.  While our expansion product will affect our liquidity, due to the fact that we will be using revenue generated by our sales to fund a majority of the expansion, we believe that as our revenue increases, we will be able to fund the expansion project without the need for additional capital, other than our future revenue and sales of our common stock.  Our current source of liquidity is the revenue generated by our operations, as well as any proceeds received from the sale of our common stock.  We believe that the amount of revenue we are generating will allow us to meet our operating requirements during the next twelve months, again due to the fact that our revenues have increased during each period described in this report.  If our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the Company may need to raise additional funds through the sale of its equity securities.  Our principal source of liquidity on a long term (greater than 12 months) basis will continue to be the revenue generated from our operations.  If our revenue is not sufficient for us to continue business operations on a long term basis, we may need to sell our common stock in order to continue operations and reach our expansion goals.

Net cash provided by operating activities was $7,412 for the three months ended March 31, 2014.  This compares to net cash provided by operating activities of $21,747 for the three months ended March 31, 2013.

Cash flows used in investing activities was $297,434 for the three months ended March 31, 2014.  This compares to net cash used in investing activities of $6,661 for the three months ended March 31, 2013.  We anticipate significant cash outlays for investing activities over the next twelve months pursuant to expansion and additional purchases of equipment.  We plan to use our revenue and the proceeds from the sale of our common stock to pay for costs associated with our expansion plans and additional purchases of equipment.

Cash flows provided by financing activities was $77,077 for the three months ended March 31, 2014, which compares to cash flows used in financing activities of $20,022 for the three months ended March 31, 2013.

As of March 31, 2014, our total assets were $1,260,294 and our total liabilities were $668,507.  As of December 31, 2013, our total assets were $1,136,677 and our total liabilities were $575,570.

Off-Balance Sheet Arrangements

The Company entered into contracts for the supply of a portion of its hops requirements.  These purchase contracts extend through crop year 2017 and specify both the quantities and prices to which the Company is committed.  As of March 31, 2014, hops purchase commitments outstanding was approximately $800,000.  As of March 31, 2104, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

2014	$183,000
2015	$177,000
2016	$220,000
2017	$220,000
$800,000

The Company entered into keg rental supply and services agreements with third parties.  Aggregate minimum annual rental payments for all operating lease agreements as of March 31, 2014, are as follows:

2014	$55,000
2015	56,000
$111,000

These commitments are not accrued in the balance sheet of the Company at March 31, 2014 or December 31, 2013.

Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

Immediate Plan of Operation:

At present management will concentrate on the completion of its remodeling project while concurrently continuing to expand its customer base, create its current products and develop additional products.  As of the date of this filing, our business expansion project has already begun.  We have installed the new cold storage box, chiller and coolfit piping.  The coil for the cold storage box arrived in March of 2014 and has also been installed.  In addition, our new tanks were delivered and have been installed.  The remodel of the tasting room is currently underway, with an estimated completion date of May 31, 2014.  The new Brew House is scheduled to be installed by the middle of June 2014, with the target completion date of the entire expansion to be June 30, 2014.

Continuing Plan of Operation (0-12 months):

The Company will continue to develop its current products and add new seasonal and permanent products.  The Company will begin marketing and advertising its services, and will continue to participate in conventions and contests around the United States in order to increase awareness of its products.  The goal for the Company in the next twelve months is to finish the expansion of its current brewing facility, develop additional beer products, and increase its customer base through brand recognition, advertising, marketing, and increased public awareness through events held in its brewery location, as well as national contests and competitions.  Our business expansion plans have already begun as of the date of this quarterly report.

With regard to the expanded product line, we have begun selling of our first 12 ounce cans.  We are also currently working on a second can design, that has not yet been finalized.  We have also released a new beer style, our RyePA. It has tested well and is in demand. We will likely add this to our core offerings, based on additional market and customer feedback.

With regard to expanding the Company’s geographic customer base, the Company is waiting to see the effect the brewery additions and product additions will have on our current customer base. If the Company has excess capacity at that point, then it will consider the additions of Idaho, Western Montana and Oregon. Prior to expanding to the new states, the Company will increase its customer base in Canada and send more product types to North Carolina.

Recently Issued Accounting Pronouncements

We have  reviewed  all  recently issued, but not yet effective,  accounting pronouncements and do not believe the future adoption of any such  pronouncements  may be expected to cause a material impact on our financial condition or the results of our operations.

Seasonality

The Company’s business is subject to substantial seasonal fluctuations.  Historically, a significant portion of the Company's net sales and net earnings have been realized during the period from April through December, and levels of net sales and net earnings have generally been significantly lower during the period from January through March.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company’s board of directors to allow timely decisions regarding required disclosure.

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

•
Since inception our chief executive officer also functions as our chief financial officer.  As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.

•
We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency did not result in any material adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

•	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, as financial resources become available we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

•
Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Registration Statement on Form S-1 that became effective with the Securities and Exchange Commission on April 18, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From October 3, through January 22, 2014, the company sold 1,430,000   shares of its Common stock at a price of $0.50 per share pursuant to a  Regulation D, Rule 506 offering, which resulted in total proceeds of $715,000.  The shares were sold to fourteen accredited investors.  A Form D was filed with the Securities and Exchange Commission on September 26, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:
Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

**
Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2014.

American Brewing Company, Inc.

By: /s/ Neil Fallon

Neil Fallon, Chief Executive Officer

By: /s/ Julie Anderson

Julie Anderson, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Neil Fallon	Chief Executive Officer, Chief Financial Officer and Director	May 8, 2014
Neil Fallon	Title	Date

/s/ Julie Anderson	Vice President and Director	May 8, 2014
Julie Anderson	Title	Date