Form 10-Q
period 2014-06-30
American Brewing Company, Inc.
filed 2014-07-31
CIK 1579823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2014

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

As of July 30, 2014, registrant had outstanding 12,562,720 shares of the registrant's common stock.

FORM 10-Q

AMERICAN BREWING COMPANY, INC.

AMERICAN BREWING COMPANY, INC.

CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$266,399	$428,574
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	51,428	30,166
Inventories	33,616	30,688
Prepaid Expense	-	94,250
Total current assets	351,443	583,678
Property and equipment, net	705,117	420,836
Other assets	239,019	132,163
Total assets	$1,295,579	$1,136,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,725	$3,317
Current portion of notes payable and capital leases	14,641	24,182
Accrued expenses and other current liabilities	608,417	543,129
Total current liabilities	652.783	570,628
Note payable and capital leases, less current portion	-	4,942
Total liabilities	652,783	575,570
Stockholders’ Equity:
Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 250,000, and 0 shares issued and outstanding, respectively	250	250
Common Stock, $0.001 par value; 50,000,000 shares authorized; 12,562,720, and 10,616,854 shares issued and outstanding, respectively	12,563	10,617
Additional paid-in capital	2,387,397	1,425,610
Accumulated deficit	(1,757,414)	(875,370)
Total stockholders’ equity	642,796	561,107)
Total liabilities and stockholders’ equity	$1,295,579	$1,136,677

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN BREWING COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	3 Months Ended June 30		6 Months Ended June 30
	2014	2013	2014	2013

Revenue	$267,391	$258,293	$508,394	$484,266
Less excise taxes	(4,856)	(5,111)	(9,492)	(9,858)
Net revenue	262,535	253,182	498,902	474,408
Cost of goods sold	124,272	89,970	237,114	209,216
Gross profit	138,263	163,212	261,788	265,192
Operating expenses:
Advertising, promotional and selling	90,762	84,246	193,653	161,183
Amortization of stock based consulting compensation	133,333	-	694,250	--
General and administrative	158,846	117,188	276,607	196,116
Total operating expenses	382,941	201,434	1,164,510	357,299
Operating loss	(244,678)	(38,222)	(902,722)	(92,107)
Other (expense) income, net:
Interest, net	(3,930)	(4,241)	(8,058)	(8,692)
Gain on sale of property and equipment	22,683	-	28,736	-
Total other income (expense), net	18,753	(4,241)	20,678	(8,692)
Net loss	$(225,925)	(42,463)	(882,044)	(100,799)

Net loss per share	$(0.02)	(0.01)	(0.07)	(0.01)

Weighted-average number of shares	12,285,020	8,000,000	11,929,026	8,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN BREWING COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(882,044)	$(100,799)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	67,239	51,240
Amortization of prepaid stock based consulting compensation	694,250	-
Common stock issued for services provided	14,500	-
(Gain) loss on the disposition of property and equipment	(28,736)	-
Changes in operating assets and liabilities:
Accounts receivable	(21,262)	3,116
Inventories	(2,928)	43
Other assets	-	(4,594)
Accounts payable	26,408	(8,201)
Accrued expenses	65,288	49,142

Net cash (used in) operating activities	(67,285)	(10,053)

Cash flows from investing activities:
Deposit on equipment	(410,177)	-
Purchases of property and equipment	(78,963)	(9,927)
Proceeds from sale of property and equipment	59,500	-

Net cash (used in) investing activities	(429,640)	(9,927)

Cash flows from financing activities:
Issuance of stock for cash, net of commissions paid	345,233	-
Contributed Capital by Shareholder	4,000	-
Proceeds received from notes payable and related party notes	-	55,700
Repayment of notes payable and capital lease payments	(14,483)	(39,510)

Net cash provided by financing activities	334,750	16,190

Change in cash and cash equivalents	(162,175)	(3,790)
Cash and cash equivalents at beginning of period	428,574	47,311

Cash and cash equivalents at end of period	$266,399	$43,521

Supplemental disclosure of cash flow information:
Interest paid	$8,074	$2,639

Noncash transactions:
Issuance of Common Stock for Prepaid Consulting Services	$600,000	$-

Transfer of deposit on equipment to property and equipment placed into service	$303,321	$-

Capitalization of property and equipment from notes payable and capital leases	$-	$28,195

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

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

In June 2013, pursuant to a unanimous written consent of voting shareholders’ and Board of Directors of the Company, the Company reorganized by way of a recapitalization of its capital structure on a tax free basis. In connection with the reorganization, the voting and nonvoting stock then outstanding was exchanged for an aggregate of 8,000,000 shares of Common Stock and 250,000 shares of Preferred Stock, respectively.

The Company’s original articles of incorporation authorized the issuance of 100 shares of nonvoting and voting shares of stock each. On October 11, 2011, the articles of incorporation were amended to increase the authorized number of nonvoting and voting shares to 100,000 each.

For earnings per share information, the Company has retroactively restated the outstanding shares for weighted average shares used in the basic and diluted earnings per share calculations for all periods presented, as a result of the reorganizations.

The accompanying unaudited interim condensed financial statements as of June 30, 2014 and 2013 of American Brewing Company, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form S-1 (Amendment No. 3) originally filed with the SEC on April 10, 2014.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form S-1(Amendment No. 3) have been omitted.

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
JUNE 30, 2014 AND 2013

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

The Company sells primarily to independent beer distributors across Western Washington State as well as self distributing to local businesses. Sales outside of Washington State are insignificant. Receivables arising from these sales are not collateralized; however, credit risk is minimized by continuing to diversify the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.  As of June 30, 2014 there were four customers that represented 81% of Accounts Receivable.  As of December 31, 2013 there were two customers that represented 70% of Accounts Receivable.  For the three months period ended June 30, 2014 and 2013 three customers represented approximately 83% and 71% of revenue, respectively. For the six months period ended June 30, 2014 and 2013, three customers represented approximately 57% and 54% of revenue, respectively.  For the three months period ended June 30, 2014 and 2013, two suppliers of grain and bottling services represented approximately 92% and 86% of the cost of goods sold, respectively, and 87% and 86% of the cost of goods sold for the six months period ending June 30, 2014 and 2013, respectively.

Refundable Deposits on Kegs

The Company distributes its draft beer in kegs to wholesalers. All kegs are leased or owned by the Company. Purchased kegs are reflected in the Company’s balance sheets in property and equipment at cost of approximately $134,000 and $134,000 as of June 30, 2014 and December 31, 2013, respectively. Upon shipment of beer to wholesalers, the Company collects a refundable deposit on the kegs which are included in the accrued expenses in current liabilities in the Company’s balance sheets. Refundable keg deposits were approximately $55,000 and $52,000 as of June 30, 2014 and December 31, 2013, respectively. Upon return of the kegs to the Company, the deposit is refunded to the wholesaler.

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
JUNE 30, 2014 AND 2013

NOTE B – Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions are met: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the statements of operations. Revenue recognized was approximately $267,000 and $258,000 for the three months period ended June 30, 2014 and 2013, respectively and approximately $508,000 and $484,000 for the six months period ended June 30, 2014 and 2013, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) regulations which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes were approximately $5,000 and $5,000 for the three months period ended June 30, 2014 and 2013, respectively. Similarly, excise taxes were approximately $10,000 and $10,000 for the six months period ended June 30, 2014 and 2013, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. As the Company incurred net losses for the three and six months period ended June 30, 2014 and 2013, respectively no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive. Therefore, basic and dilutive net income (loss) per share were the same.

Segment Information

The Company operates in two segments in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280. See additional discussion at Note K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had an accumulated deficit of approximately $1,757,000 and $875,000 at June 30, 2014 and year ended December 31, 2013, respectively, has a history or recurring net losses and negative working capital.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

NOTE B – Summary of Significant Accounting Policies (Continued)

Going Concern (Continued)

While the Company is attempting to increase operations and generate additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public offering.  In addition, the Company had offered a private placement memorandum for the placement of 2,000,000 shares of common stock at $0.50 per share, for a total of approximately $890,000, net of approximately $110,000 in placement fees. The subscription period has terminated..  As of the closing of the private placement memorandum on March 31, 2014 the Company raised approximately $715,000 in aggregate (of which approximately $86,800, net of $13,200 of commissions, was received in the three months period ended March 31, 2014) and issued 1,430,000 shares of common stock in aggregate (of which 200,000 shares of common stock were issued during the three months period ended March 31, 2014) related to this private placement.

In addition, the Company has registered for sale 570,000 shares of common stock at a price of $0.50 per share of which 516,866 shares had been sold during the three months period ended June 30, 2014 raising approximately $258,000.  The offering is being conducted on a self underwritten and best efforts basis. There is no assurance that the offering will be successful or that the maximum number of shares or amounts will be attained.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate additional revenues.

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
JUNE 30, 2014 AND 2013

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

Inventories consisted of the following as of:

	June 30, 2014	December 31, 2013

Raw materials	$9,815	$7,040
Work in progress	21,620	22,400
Finished goods	2,181	1,248

	$33,616	$30,688

NOTE D – Other Assets

Other assets consisted of the following as of:

	June 30, 2014	December 31, 2013

Rent deposit	$12,817	$12,817
Equipment deposit	226,202	119,346

	$239,019	$132,163

The Company has committed to purchasing additional property and equipment of approximately $570,000 of which approximately $410,000 in equipment deposit has been paid during the six months period ending June 30, 2014 and approximately $303,000 has been received and placed into service, therefore transferred from deposits and recorded to property and equipment as of June 30, 2014.  A down payment of approximately $226,000 remains for future equipment purchases as of June 30, 2014.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

NOTE E – Property and Equipment

Property and equipment consisted of the following as of:

	June 30, 2014	December 31, 2013

Machinery and equipment	$659,988	$444,752
Kegs	134,345	134,345
Trucks	21,401	21,401
Office equipment and furniture	38,577	17,071
Leasehold improvements	119,147	62,707
	973,458	680,276
Less accumulated depreciation	(268,341)	(259,440)

	$705,117	$420,836

Property and equipment at June 30, 2014 and December 31, 2013, included fixed assets acquired under capital lease agreements of approximately $160,000 and $160,000, respectively, and accumulated depreciation on these assets was approximately $84,000 and $67,000 respectively

Depreciation expense was approximately $40,000 and $26,000 for the three months period ended June 30, 2014 and 2013, respectively and approximately $67,000 and $51,000 in depreciation expense for the six months period ended June 30, 2014 and 2013, respectively.

NOTE F – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	June 30, 2014	December 31, 2013

Accrued officer compensation	$530,000	$460,000
Refundable deposits on kegs	54,934	52,689
Accrued payroll and payroll taxes	15,753	22,791
Other accrued liabilities	7,730	7,649

	$608,417	$543,129

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

NOTE G – Notes Payable and Capital Leases

Notes payable and capital leases consisted of the following as of:

	June 30, 2014	December 31, 2013

Notes payable	$-	$1,459
Capital leases	14,641	27,665
	14,641	29,124
Less current portion	(14,641)	(24,182)

	$-	$(4,942)

Capital Leases

The Company has entered into various capital lease agreements to obtain property and equipment for operations. These agreements range from 2 to 3 years with interest rates ranging from 5% to 6%. These leases are secured by the underlying leased property and equipment.

In 2012, the Company entered into one capital lease agreement for machinery and equipment. Monthly payments are approximately $1,600, the lease terminates in March 2015. The lease provides for a bargain purchase option at the termination of the lease. As of June 30, 2014, total remaining payments under this lease is approximately $14,600. The Company accounts for this arrangement as a capital lease.

As of June 30, 2014, the capitalized amount of the equipment, truck and accumulated depreciation was approximately $139,000, $21,000, and $84,000, respectively.

As of December 31, 2013, the capitalized amount of the equipment, truck and accumulated depreciation was approximately $139,000, $21,000, and $67,000, respectively.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

NOTE G – Notes Payable and Capital Leases (Continued)

Capital Leases (Continued)

The minimum lease payments are as follows:

Remaining 2014	$14,907
14,907
Less amount representing interest	(266)
$14,641
Current Portion	$14,641
Long-term Portion	$-

NOTE H – Common Stock
Common and Preferred Stock

The Company issued 1,200,000 shares of common stock to third party service providers for services rendered or to be rendered by June 30, 2014.  The Company estimated the fair market value to be $0.50 per share (see Note J).

During the period ended March 31, 2014, the Company issued 200,000 shares of common stock in connection with the private placement memorandum that was open during October 2013 thru March 2014 and was closed during the period ended March 31, 2014. The Company received approximately $86,800, net of commissions of approximately $13,200 during the period ended March 31, 2014.

In addition, the Company has registered for sale 570,000 shares of common stock at a price of $0.50 per share of which 516,866 shares had been sold in the three months period ended June 30, 2014 raising approximately $258,000.  The offering is being conducted on a self underwritten and best efforts basis.

The Company issued 4,000 shares to two employees as bonus during the three months period ending June 30, 2014.  The Company valued these shares at $0.50 per share and recorded $2,000 in payroll expense under general and administrative expenses in the accompanying condensed statement of operations during the three and six months period ended June 30, 2014.

The Company issued 25,000 shares in exchange for professional fees during the three months period ended June 30, 2014.  The Company valued these shares at $0.50 per share and recorded $12,500 in professional fees under general and administrative expenses in the accompanying condensed statement of operations during the three and six months period ended June 30, 2014.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

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

The Company had no potential dilutive securities issued or outstanding for the three and six months period ended June 30, 2014 and 2013. Therefore, there was no difference in the basic and dilutive earnings (loss) per share.

The following table sets forth the computation of basic and diluted net income per share:

	For the Three months Period
	Ended June 30,
	2014	2013

Net loss attributable to common stockholders	$(225,925)	$(42,463)

Basic weighted average outstanding shares of common stock	12,285,020	8,000,000
Dilutive effect of common stock equivalents	-	-
Dilutive weighted average common stock equivalents	12,285,020	8,000,000

Net loss per share of
common stock Basic and Diluted	$(0.02)	$(0.01)

	For the Six months Period
	Ended June 30,
	2014	2013

Net loss attributable to common stockholders	$(882,044)	$(100,799)

Basic weighted average outstanding shares of common stock	11,929,026	8,000,000
Dilutive effect of common stock equivalents	-	-
Dilutive weighted average common stock equivalents	11,929,026	8,000,000

Net loss per share of
common stock Basic and Diluted	$(0.07)	$(0.01)

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

NOTE J – Commitments and Contingencies

Purchase Commitments

The Company entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2017 and specify both the quantities and prices to which the Company is committed. As of June 30, 2014, hops purchase commitments outstanding was approximately $796,000.  As of June 30, 2014, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

Remaining 2014	$173,000
2015	177,000
2016	226,000
2017	220,000
$796,000

These commitments are not accrued in the balance of the Company at June 30, 2014.  In addition, the Company has elected not to recognize the purchase contracts as cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedges.

Lease Commitments

On or about December 1 2013, the Company entered into a facilities lease with a third party. The lease term is 25 months. The monthly base rent of $4,709 increases annually based on the Consumer Price Index All Urban Consumers U.S. City Average. Monthly rent payments also include common area maintenance charges, taxes, and other charges. As of June 30, 2014, the minimum monthly lease payment was $4,709.  Rent expense was approximately $24,000 and $19,000 for the six months period ended June 30, 2014 and 2013 respectively and approximately $15,000 and $13,000 for the three months period ended June 30, 2014 and 2013, respectively.

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

Aggregate minimum annual rental payments for all operating lease agreements as of June 30, 2014, are as follows:

Remaining 2014	$35,000
2015	56,000
$91,000

Keg lease expense was approximately $5,500 and $5,500 for the three months period ended June 30, 2014 and 2013, respectively and approximately $12,000 and $13,000 for the six months period ended June 30, 2014 and 2013 respectively.

 AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

NOTE J – Commitments and Contingencies (Continued)

Consulting Agreement (Continued)

During the six months period ended June 30, 2014, the Company entered into a various consulting and professional services agreements with a third parties for business development and public relations services. The agreements required the Company to issue to the various third parties 1,200,000 shares of common stock share for services to be performed. The consulting agreements terminate on various dates ranging from January 1, 2014 to June 30, 2014.

The Company estimated the fair market value of the common stock to be $0.50 per share for a total value of $600,000 and originally recorded the fair market value to prepaid expenses in the accompanying condensed balance sheet. The Company has amortized the prepaid expense to stock based compensation expense in the accompanying statements of operations over an estimated service period of one to six months, with service beginning on January 1, 2014. For the three months period ended June 30, 2014 and 2013 the company amortized $133,333 and $0 to stock based compensation in the accompanying condensed statement of operations, respectively.  For the six months period June 30, 2014 and 2013 the Company has amortized $600,000 and $0 to stock based compensation in the accompanying condensed Statement of Operations.

In addition, the Company had $94,250 of prepaid consulting expense recorded under prepaid expenses at the December 31, 2013, which the company amortized to stock based compensation in the accompanying condensed statement of opportunities for the six months period ended June 30, 2014.

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

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

NOTE K – Segment Information (Continued)

Results of the operating segments are as follows:

	Three Months Period Ended June 30, 2014
	Retail	Wholesale	Total

Sales	$78,766	$188,625	$267,391
Less excise taxes	1,430	3,426	4,856
Net revenue	77,336	185,199	262,535
Cost of goods sold	36,607	87,665	124,272
Gross profit	$46,729	$97,534	$138,263

	Three Months Period Ended June 30, 2013
	Retail	Wholesale	Total

Sales	$22,706	$235,587	$258,293
Less excise taxes	432	4,679	5,111
Net revenue	22,274	230,908	253,182
Cost of goods sold	4,435	85,535	89,970
Gross profit	$17,839	$145,373	$163,212

	Six Months Period Ended June 30, 2014
	Retail	Wholesale	Total

Sales	$148,600	$359,794	$508,394
Less excise taxes	2,773	6,719	9,492
Net revenue	145.827	353,075	498,902
Cost of goods sold	69,304	167,810	237,114
Gross profit	$76,523	$185,265	$261,788
Property and equipment net of accumulated depreciation	$113,321	$591,796	$705,117

	Six Months Period Ended June 30, 2013
	Retail	Wholesale	Total

Sales	$80,545	$403,721	$484,266
Less excise taxes	1,647	8,211	9,858
Net revenue	78,898	395,510	474,408
Cost of goods sold	34,957	174,259	209,216
Gross profit	$43,941	$221,251	$265,192

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

NOTE L – INCOME TAX

For the period January 1, 2013 to June 30, 2013, the Company was taxed as a subchapter S-Corporation and therefore did not have a material federal or state tax liability. In June 2013, the Company, in contemplation of an initial public offering of the Company’s common stock, issued preferred stock. In accordance with Internal Revenue Service regulations, the issuance of preferred stock automatically terminated the Company’s subchapter S status, resulting in the conversion of the Company to a C-Corporation. The financial statements as of June 30, 2013, herein, have been presented as subchapter S-Corporation for these periods presented. The Company’s net loss before income taxes totaled approximately $882,000 and 101,000 for the six months period ended June 30, 2014 and 2013, respectively.

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months period ended June 30, 2014 and 2013 was nil.

The Company has not had to accrue any interest and penalties related to unrecognized income tax benefits. However, when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the accompanying Condensed Statements of Operations and within the related tax liability line in the Condensed Balance Sheets.

NOTE M – Subsequent Events

The Company expects to spend approximately $95,000 in future outlays on equipment and installation of which approximately $87,000 had been spent as of July 15, 2014.

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

During the six months ended June 30, 2014, the Company sold 516,866 common shares at a price per share of $0.50 for gross proceeds of $258,433.  The offering was conducted on a best efforts, self underwritten basis, and closed on June 26, 2014.  The common shares offered and sold were registered in the Company’s S-1 Registration Statement.

Results of Operations

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013, in Aggregate

The Company generated $267,391 in revenue for the three month period ended June 30, 2014, which compares to revenue of $258,293 for the three month period ended June 30, 2013. Our revenues increased during the three month period ended June 30, 2014 due to increased sales of our products.   As our Company has now been in operation for several years, we have begun to generate new consumers that become aware of our products either through word of mouth, new restaurant or bar placements, advertising or self placements in grocery stores. While our overall capacity was fixed, we simply had more consumer demand, including more customers who purchased our beer products and merchandise in our tasting room.  In addition, during the three months ended June 30, 2014, our brewery was shut down on several occasions during our expansion and remodel project, meaning that although our revenue increased during the three month period ended June 30, 2014 as compared to the three month period ended June 30, 2013, our sales and operations were limited to the periods in which the brewery was open and functioning during our remodel.  The result of the shut down period was that our gross profit margins for the three month period ended June 30, 2014 was lower than the gross profit margin for the three months ended June 30, 2013.  Now that our remodel has been substantially completed, we do not foresee any additional shut down periods.

Cost of goods sold for the three month period ended June 30, 2014 was $124,272, which compares to cost of goods sold of $89,970 for the three months ended June 30, 2013.  Our retail revenue increased during the three month period ended June 30, 2014, and as our retail revenue increased, our cost of goods sold correspondingly increased.

Operating expenses, which consisted of advertising, promotional and selling costs, as well as general and administrative expenses, for the three month period ended June 30, 2014, were $382,941.  This compares with operating expenses for the three month period ended June 30, 2013 of $201,434.  The increase in our operating expenses is primarily related to our auditing and legal expenses and non-cash stock based consulting expenses.

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013, retail sales

The company generated $78,766 in revenue related to retail sales for the three months ended June 30, 2014, which compares to revenue related to retail sales of $22,706 for the three months ended June 30, 2013. The increase was attributed to two factors. First, we expanded tasting room operations to 7 days per week and completed our remodel of the tasting room and brew house, and second, there was increased awareness of our tasting room due to our reputation and the awards won at national competitions.

Cost of Goods Sold for the three months ended June 30, 2014 related to our retail sales was $36,607, which compares with cost of goods sold related to our retail sales for the three months ended June 30, 2013 of $4,435. Our retail revenues increased during the three months ended June 30, 2014 and as our retail revenue increased, our cost of goods sold applicable to retail sales correspondingly increased.  During the three months ended June 30, 2014 our production increased, with 40% of the production being related to our retail sales, and due to our production increase, the volume of grain, hops and other ingredients that were necessary to produce the beer sold to retail purchasers also increased.

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013, wholesale sales

The company generated $188,625 in revenue related to wholesale sales for the three months ended June 30, 2014, which compares to $235,587 in revenue related to wholesale sales for the three months ended June 30, 2013.  During the three months ended June 30, 2014, our wholesale revenue decreased due to the fact that the brewery was shut down on multiple occasions during our renovation and remodel of the tasting room and brew house, which affected our production volumes.

Cost of Goods Sold related to wholesale sales for the three months ended June 30, 2014 was $87,665, which compares with cost of goods sold related to wholesale sales for the three months ended June 30, 2013 of $85,535.

As a result of the foregoing, we had a net loss of $225,925 for the three month period ended June 30, 2014. This compares with a net loss for the three month period ended June 30, 2013 of $42,463.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013, in Aggregate

The Company generated $508,394 in revenue for the six month period ended June 30, 2014, which compares to revenue of $484,266 for the six month period ended June 30, 2013. Our revenues increased during the six month period ended June 30, 2014 due to increased sales of our products.   As our Company has now been in operation for several years, we have begun to generate new consumers that become aware of our products either through word of mouth, new restaurant or bar placements, advertising or self placements in grocery stores. While our overall capacity was fixed, we simply had more consumer demand, including more customers who purchased our beer products and merchandise in our tasting room.   In addition, during the six months ended June 30, 2014, our brewery was shut down on several occasions during our expansion and remodel project, meaning that although our revenue increased during the six month period ended June 30, 2014 as compared to the six month period ended June 30, 2013, our sales and operations were limited to the periods in which the brewery was open and functioning during our remodel.  The result of the shut down period was that our gross profit margins for the six month period ended June 30, 2014 was lower than the gross profit margin for the six months ended June 30, 2013.  Now that our remodel has been substantially completed, we do not foresee any additional shut down periods.

Cost of goods sold for the six month period ended June 30, 2014 was $237,114, which compares to cost of goods sold of $209,216 for the six months ended June 30, 2013.  Our retail revenue increased during the six month period ended June 30, 2014, and as our retail revenue increased, our cost of goods sold correspondingly increased.

Operating expenses, which consisted of advertising, promotional and selling costs, as well as general and administrative expenses, for the six month period ended June 30, 2014, were $1,164,510.  This compares with operating expenses for the six month period ended June 30, 2013 of $357,299.  The increase in our operating expenses is primarily related to our auditing and legal expenses and non-cash stock based consulting expenses.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013, retail sales

The company generated $148,600 in revenue related to retail sales for the six months ended June 30, 2014, which compares to revenue related to retail sales of $80,545 for the six months ended June 30, 2013. The increase was attributed to two factors. First, we expanded tasting room operations to 7 days per week and completed our remodel of the tasting room and brew house, and second, there was increased awareness of our tasting room due to our reputation and the awards won at national competitions.

Cost of Goods Sold for the six months ended June 30, 2014 related to our retail sales was $69,304, which compares with cost of goods sold related to our retail sales for the six months ended June 30, 2013 of $34,957. Our retail revenues increased during the six months ended June 30, 2014 and as our retail revenue increased, our cost of goods sold applicable to retail sales correspondingly increased.  During the six months ended June 30, 2014 our production increased, with 40% of the production being related to our retail sales, and due to our production increase, the volume of grain, hops and other ingredients that were necessary to produce the beer sold to retail purchasers also increased.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013, wholesale sales

The company generated $359,794 in revenue related to wholesale sales for the six months ended June 30, 2014, which compares to $403,721 in revenue related to wholesale sales for the six months ended June 30, 2013.  During the six months ended June 30, 2014, our wholesale revenue decreased due to the fact that the brewery was shut down on multiple occasions during our renovation and remodel of the tasting room and brew house, which affected our production volumes.

Cost of Goods Sold related to wholesale sales for the six months ended June 30, 2014 was $167,810, which compares with cost of goods sold related to wholesale sales for the six months ended June 30, 2013 of $174,259.  Our wholesale sales decreased during the six month period ended June 30, 2014, and our cost of goods sold related to those sales correspondingly decreased.

As a result of the foregoing, we had a net loss of $882,044 for the six month period ended June 30, 2014. This compares with a net loss for the six month period ended June 30, 2013 of $100,799.

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

Liquidity and Capital Resources

As of June 30, 2014 we had cash of $266,399.  As of December 31, 2013, we had cash of $428,574.

We believe that with our existing cash flows, and assuming our current level of operations, we have sufficient cash to meet our operating requirements for the next twelve months due to the fact that our revenues are increasing, and due to our expansion, we believe our revenues will continue to increase.  While our expansion product has affected our liquidity in the past, due to the fact that we used revenue generated by our sales to fund a majority of the expansion, we believe that as our revenue increases, we will be able to fund our operations without the need for additional capital, other than our future revenue and sales of our common stock.  Our current source of liquidity is the revenue generated by our operations, as well as any proceeds received from the sale of our common stock.  We believe that the amount of revenue we are generating will allow us to meet our operating requirements during the next twelve months, again due to the fact that our revenues have increased during each period described in this report.  If our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the Company may need to raise additional funds through the sale of its equity securities.  Our principal source of liquidity on a long term (greater than 12 months) basis will continue to be the revenue generated from our operations.  If our revenue is not sufficient for us to continue business operations on a long term basis, we may need to sell our common stock in order to continue operations and reach our expansion goals.

Net cash used in operating activities was $67,285 for the six months ended June 30, 2014.  This compares to net cash used in operating activities of $10,053 for the six months ended June 30, 2013.

Cash flows used in investing activities was $429,640 for the six months ended June 30, 2014.  This compares to net cash used in investing activities of $9,927 for the six months ended June 30, 2013.  We anticipate significant cash outlays for investing activities over the next twelve months due to geographical expansion and additional purchases of ingredients.  We plan to use our revenue and the proceeds from the sale of our common stock to pay for costs associated with our geographical and operational expansion plans and additional purchases of ingredients.

Cash flows provided by financing activities was $334,750 for the six months ended June 30, 2014, which compares to cash flows provided by financing activities of $16,190 for the six months ended June 30, 2013.

As of June 30, 2014, our total assets were $1,295,579 and our total liabilities were $652,783.  As of December 31, 2013, our total assets were $1,136,677 and our total liabilities were $575,570.

Off-Balance Sheet Arrangements

The Company entered into contracts for the supply of a portion of its hops requirements.  These purchase contracts extend through crop year 2017 and specify both the quantities and prices to which the Company is committed.  As of June 30, 2014, hops purchase commitments outstanding was approximately $796,000.  As of June 30, 2104, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

Remaining 2014	$173,000
2015	$177,000
2016	$226,000
2017	$220,000
$796,000

The Company entered into keg rental supply and services agreements with third parties.  Aggregate minimum annual rental payments for all operating lease agreements as of June 30, 2014, are as follows:

Remaining 2014	$35,000
2015	56,000
$91,000

These commitments are not accrued in the balance sheet of the Company at June 30, 2014 or December 31, 2013.

Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

Immediate Plan of Operation:

At present management will concentrate on the continued expansion of its customer base through new geographical sales regions, create its current products and develop additional products.  As of the date of this filing, our business expansion project has been approximately 95% completed, with the only remaining items to be installed consisting of two fermentors and one brite tank.  All of the installation of the equipment in the brewery and the remodel of the tasting room took place during the three months ended June 30, 2014.  We have installed the new cold storage box, chiller and coolfit piping.  The coil for the cold storage box arrived in March of 2014 and has also been installed.  In addition, our new tanks were delivered and have been installed.  The remodel of the tasting room has been completed.  Finally, the new Brew House has also been installed.

The remodel of our facility was undertaken primarily to create additional space for the expansion of our operations. The seating capacity of the tasting room did not change and we preserved the customer's ability to drink outdoors in our beer garden. The secondary purpose was to add an element of food for customers visiting the brewery. We added pre-made sandwiches and pizzas. The effect of this has been growth to our revenues originating from sales made in the tasting room. We attribute this to customer retention due to the customer having the ability to order food on site, which has extended the average visit time resulting in higher sales.

The expansion replaced and upgraded the entire infrastructure within the brewery itself. This increased both efficiencies and total brewing capacity. We now have the ability to brew 6 times faster than before with the same amount of labor. Our total capacity will increase to 4 times the previous total barrels per year, once we acquire the remaining 2 fermentors and 1 brite tank. It is difficult to determine the exact impact on revenues, however, we now have the capacity to increase our revenues by one or more multiples.

Continuing Plan of Operation (0-12 months):

The Company will continue to develop its current products and add new seasonal and permanent products.  The Company will begin marketing and advertising its services, and will continue to participate in conventions and contests around the United States in order to increase awareness of its products.  The goal for the Company in the next twelve months is to market its new facility to create more tasting room purchases, develop additional beer products, and increase its customer base through brand recognition, advertising, marketing, and increased public awareness through events held in its brewery location, as well as national contests and competitions.  Our business expansion plans have already begun as of the date of this quarterly report.
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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2014.

American Brewing Company, Inc.

By: /s/ Neil Fallon

Neil Fallon, Chief Executive Officer

By: /s/ Julie Anderson

Julie Anderson, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Neil Fallon	Chief Executive Officer, Chief Financial Officer and Director	July 30, 2014
Neil Fallon	Title	Date

/s/ Julie Anderson	Vice President and Director	July 30, 2014
Julie Anderson	Title	Date