Form 10-Q
period 2014-09-30
American Brewing Company, Inc.
filed 2014-11-07
CIK 1579823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2014

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

As of November 7, 2014, registrant had outstanding 12,637,720 shares of the registrant's common stock.

FORM 10-Q

AMERICAN BREWING COMPANY, INC.

AMERICAN BREWING COMPANY, INC.

CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:	(Unaudited)
Cash and cash equivalents	$115,849	$428,574
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	50,985	30,166
Inventories	52,429	30,688
Prepaid Expense	99,875	94,250
Total current assets	319,138	583,678
Property and equipment, net	1,017,368	420,836
Other assets	12,817	132,163
Total assets	$1,349,323	$1,136,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,316	$3,317
Current portion of notes payable and capital leases	12,753	24,182
Due to Related Party	150,000	-
Accrued expenses and other current liabilities	634,462	543,129
Total current liabilities	834,531	570,628
Note payable and capital leases, less current portion	5,768	4,942
Total liabilities	840,299	575,570
Stockholders’ Equity:
Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 250,000, and 0 shares issued and outstanding, respectively	250	250
Common Stock, $0.001 par value; 50,000,000 shares authorized; 12,637,720, and 10,616,854 shares issued and outstanding, respectively	12,638	10,617
Additional paid-in capital	2,500,822	1,425,610
Accumulated deficit	(2,004,686)	(875,370)
Total stockholders’ equity	509,024	561,107
Total liabilities and stockholders’ equity	$1,349,323	$1,136,677

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN BREWING COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	3 Months Ended September 30		9 Months Ended September 30
	2014	2013	2014	2013

Revenue	$306,110	$266,340	$814,504	$750,606
Less excise taxes	(5,538)	(5,813)	(15,030)	(15,671)
Net revenue	300,572	260,527	799,474	734,935
Cost of goods sold	131,334	81,546	368,448	290,762
Gross profit	169,238	178,981	431,026	444,173
Operating expenses:
Advertising, promotional and selling	79,512	90,483	273,165	251,666
Amortization of stock based consulting compensation	13,625	-	707,875	-
Director Compensation	150,000	-	150,000	-
General and administrative	170,423	102,380	447,030	298,496
Total operating expenses	413,560	192,863	1,578,070	550,162
Operating loss	(244,322)	(13,882)	(1,147,044)	(105,989)
Other (expense) income, net:
Interest, net	(3,240)	(12,778)	(11,298)	(21,470)
Gain on sale of property and equipment	290	3,351	29,026	3,351
Total other income (expense), net	(2,950)	(9,427)	17,728	(18,119)
Net loss	$(247,272)	(23,309)	(1,129,316)	(124,108)

Net loss per share	$(0.02)	(0.00)	(0.09)	(0.02)

Weighted-average number of shares	12,591,253	8,139,891	12,152,194	8,047,143

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN BREWING COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,129,316)	$(124,108)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	113,573	76,805
Amortization of prepaid stock based consulting compensation	707,875	-
Stock based compensation	14,500	-
(Gain) loss on the disposition of property and equipment	(29,026)	(3,351)
Changes in operating assets and liabilities:
Accounts receivable	(20,819)	4,697
Inventories	(21,741)	(4,947)
Other assets	-	(32,674)
Accounts payable	33,999	(13,086)
Due to Related Party	150,000	-
Accrued expenses	91,333	72,538

Net cash (used in) operating activities	(89,622)	(24,126)

Cash flows from investing activities:
Purchases of property and equipment	(617,934)	(25,700)
Proceeds from sale of property and equipment	65,376	8,936

Net cash (used in) investing activities	(552,558)	(16,764)

Cash flows from financing activities:
Issuance of stock for cash, net of commissions paid	345,233	-
Contributed Capital by Shareholder	4,000	-
Proceeds received from notes payable and related party notes	-	85,700
Repayment of notes payable and capital lease payments	(19,778)	(58,548)

Net cash provided by financing activities	329,455	27,152

Change in cash and cash equivalents	(312,725)	(13,738)
Cash and cash equivalents at beginning of period	428,574	47,311

Cash and cash equivalents at end of period	$115,849	$33,573

Supplemental disclosure of cash flow information:
Interest paid	$11,314	$8,970

Noncash transactions:
Issuance of Common Stock and/or Warrants for Prepaid Consulting Services	$713,500	$-

Transfer of deposit on equipment to property and equipment placed into service	$119,346	$188,500

Capitalization of property and equipment from notes payable and capital leases	$9,175	$28,195

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

NOTE A – Organization and Basis of Presentation

American Brewing Company, Inc. (the “Company”) is engaged in the business of selling alcohol beverages throughout Western Washington state and in selected domestic and international markets. The Company produces beer under trade names including, among others, Breakaway IPA, Flying Monkey Pale Ale, Caboose Oatmeal Stout, American Blonde, Piper’s Scotch Ale, Brave American Brown Ale and Winter Classic.

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

The accompanying (a) condensed balance sheet at December 31, 2013 has been derived from audited statements and (b) unaudited interim condensed financial statements as of September 30, 2014 and 2013 of American Brewing Company, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form S-1 (Amendment No. 3) originally filed with the SEC on April 10, 2014.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form S-1(Amendment No. 3) have been omitted.

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
SEPTEMBER 30, 2014 AND 2013

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

The Company sells primarily to independent beer distributors across Western Washington State as well as self distributing to local businesses. Sales outside of Washington State are insignificant. Receivables arising from these sales are not collateralized; however, credit risk is minimized by continuing to diversify the Company’s customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.  As of September 30, 2014 there were four customers that represented 86% of Accounts Receivable.  As of December 31, 2013 there were four customers that represented 78% of Accounts Receivable.  For the three months period ended September 30, 2014 and 2013 three customers represented approximately 61% and 58% of revenue, respectively. For the nine months period ended September 30, 2014 and 2013, three customers represented approximately 59% and 55% of revenue, respectively.  For the three months period ended September 30, 2014 and 2013, two suppliers of grain and bottling services represented approximately 82% and 100% of the cost of goods sold, respectively, and 86% and 92% of the cost of goods sold for the nine months period ending September 30, 2014 and 2013, respectively.

Refundable Deposits on Kegs

The Company distributes its draft beer in kegs to wholesalers. All kegs are leased or owned by the Company. Purchased kegs are reflected in the Company’s balance sheets in property and equipment at cost of approximately $134,000 and $134,000 as of September 30, 2014 and December 31, 2013, respectively. Upon shipment of beer to wholesalers, the Company collects a refundable deposit on the kegs which are included in the accrued expenses in current liabilities in the Company’s balance sheets. Refundable keg deposits were approximately $58,000 and $52,000 as of September 30, 2014 and December 31, 2013, respectively. Upon return of the kegs to the Company, the deposit is refunded to the wholesaler.

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
SEPTEMBER 30, 2014 AND 2013

NOTE B – Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions are met: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the statements of operations. Revenue recognized was approximately $306,000 and $266,000 for the three months period ended September 30, 2014 and 2013, respectively and approximately $815,000 and $751,000 for the nine months period ended September 30, 2014 and 2013, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) regulations which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes were approximately $6,000 and $6,000 for the three months period ended September 30, 2014 and 2013, respectively. Similarly, excise taxes were approximately $15,000 and $16,000 for the nine months period ended September 30, 2014 and 2013, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. As the Company incurred net losses for the three and nine months period ended September 30, 2014 and 2013, respectively no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive. Therefore, basic and dilutive net income (loss) per share were the same.

Segment Information

The Company operates in two segments in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280. See additional discussion at Note K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had an accumulated deficit of approximately $2,005,000 and $875,000 at September 30, 2014 and year ended December 31, 2013, respectively, has a history or recurring net losses and negative working capital.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

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

In addition, the Company has registered for sale 570,000 shares of common stock at a price of $0.50 per share of which 516,866 shares had been sold during the nine months period ended September 30, 2014 raising approximately $258,000.  The offering is being conducted on a self underwritten and best efforts basis. There is no assurance that the offering will be successful or that the maximum number of shares or amounts will be attained.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate additional revenues.

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
SEPTEMBER 30, 2014 AND 2013

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

Inventories consisted of the following as of:

	September 30, 2014	December 31, 2013

Raw materials	$14,490	$7,040
Work in progress	25,990	22,400
Finished goods	11,949	1,248

	$52,429	$30,688

NOTE D – Other Assets

Other assets consisted of the following as of:

	September 30, 2014	December 31, 2013

Rent deposit	$12,817	$12,817
Equipment deposit	-	119,346

	$12,817	$132,163

During the nine months ended September 30, 2014, the Company received and placed into service equipment which related to equipment deposit at December 31, 2013, therefore the Company has reclassed the deposits to property and equipment in the accompanying condensed balance sheet as of September 30, 2014.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

NOTE E – Property and Equipment

Property and equipment consisted of the following as of:

	September 30, 2014	December 31, 2013

Machinery and equipment	$978,749	$444,752
Kegs	134,345	134,345
Trucks	21,401	21,401
Office equipment and furniture	60,381	17,071
Leasehold improvements	130,040	62,707
	1,324,916	680,276
Less accumulated depreciation	(307,548)	(259,440)

	$1,017,368	$420,836

Property and equipment at September 30, 2014 and December 31, 2013, included fixed assets acquired under capital lease agreements of approximately $169,000 and $160,000, respectively, and accumulated depreciation on these assets was approximately $90,000 and $67,000 respectively

Depreciation expense was approximately $46,000 and $26,000 for the three months period ended September 30, 2014 and 2013, respectively and approximately $113,000 and $77,000 in depreciation expense for the nine months period ended September 30, 2014 and 2013, respectively.

NOTE F – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	September 30, 2014	December 31, 2013

Accrued officer compensation	$565,000	$460,000
Refundable deposits on kegs	57,994	52,689
Accrued payroll and payroll taxes	3,872	22,791
Due to Related Party	150,000	-
Other accrued liabilities	7,596	7,649

	$784,462	$543,129

On or about August 14, 2014 the Company granted 75,000 shares of stock to a Board of Director due immediately. The Company valued these shares at the trading day closing price on the date of grant.  As the Company did not issue these shares as of October 2, 2014, a liability to a related party was recognized.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

NOTE G – Notes Payable and Capital Leases

Notes payable and capital leases consisted of the following as of:

	September 30, 2014	December 31, 2013

Notes payable	$-	$1,459
Capital leases	18,521	27,665
	18,521	29,124
Less current portion	(12,753)	(24,182)

	$5,768	$(4,942)

Capital Leases

The Company has entered into various capital lease agreements to obtain property and equipment for operations. These agreements range from 2 to 3 years with interest rates ranging from 5% to 6%. These leases are secured by the underlying leased property and equipment.

In 2012, the Company entered into one capital lease agreement for machinery and equipment. Monthly payments are approximately $1,600, the lease terminates in March 2015. The lease provides for a bargain purchase option at the termination of the lease. As of September 30, 2014, total remaining payments under this lease is approximately $9,900. The Company accounts for this arrangement as a capital lease.

During the nine months period ended September 30, 2014 the Company entered into a capital lease for security cameras and monitoring equipment with a third party. The initial rental period is a term of 39 months, with the first 3 months payments waived.  The agreement provides for a bargain purchase price at the termination of the lease.  Monthly lease fees are $275 per month for the 36 months in which payments are due with a remaining balance of approximately $8,700 on September 30, 2014

As of September 30, 2014, the capitalized amount of the equipment, truck, office equipment and accumulated depreciation was approximately $139,000, $21,000, $9,000 and $90,000, respectively.

As of December 31, 2013, the capitalized amount of the equipment, truck and accumulated depreciation was approximately $139,000, $21,000, and $67,000, respectively.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

NOTE G – Notes Payable and Capital Leases (Continued)

Capital Leases (Continued)

The minimum lease payments are as follows:

Remaining 2014	$5,808
2015	8,283
2016	3,300
2017	1,925
Less amount representing interest	(795)
$18,521
Current Portion	$12,753
Long-term Portion	$5,768

NOTE H – Common Stock

Common and Preferred Stock

The Company issued 1,200,000 shares of common stock to third party service providers for services rendered or to be rendered by June 30, 2014.  The Company estimated the fair market value to be $0.50 per share (based on the then current private placement memorandum price) for a total value of $600,000 (see Note J).  The amount has been fully amortized to stock based compensation in the accompanying condensed statement of operations as of September 30, 2014.

During the period ended March 31, 2014, the Company issued 200,000 shares of common stock in connection with the private placement memorandum that was open during October 2013 thru March 2014 and was closed during the period ended March 31, 2014. The Company received approximately $86,800, net of commissions of approximately $13,200 during the period ended March 31, 2014.

In addition, the Company has registered for sale 570,000 shares of common stock at a price of $0.50 per share of which 516,866 shares had been sold in the nine months period ended September 30, 2014 raising approximately $258,000.  The offering is being conducted on a self underwritten and best efforts basis.

The Company issued 4,000 shares to two employees as bonus during the three months period ending June 30, 2014.  The Company valued these shares at $0.50 per share and recorded $2,000 in payroll expense under general and administrative expenses in the accompanying condensed statement of operations during the period ended June 30, 2014.

The Company issued 25,000 shares in exchange for professional fees during the three months period ended June 30, 2014.  The Company valued these shares at $0.50 per share and recorded $12,500 in professional fees under general and administrative expenses in the accompanying condensed statement of operations during the period ended June 30, 2014.

During the nine months period ended September 30, 2014, the Company issued a total of 75,000 shares of common stock to third party service providers for services received or to be received (See Note J).  The Company estimated the fair value to be $2.00 per share for 25,000 shares of common stock and $1.27 per share for 50,000 shares of common stock, for a total of $113,500.  The Company has amortized approximately $14,000 to share based compensation expense in the accompanying condensed statement of operations for the three and nine months period ended September 30, 2014 with the remaining unamortized amount of approximately $100,000 recorded under prepaid expense in the accompanying condensed balance sheet at September 30, 2014.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

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

The Company had no potential dilutive securities issued or outstanding for the three and nine months period ended September 30, 2014 and 2013. Therefore, there was no difference in the basic and dilutive earnings (loss) per share.

The following table sets forth the computation of basic and diluted net income per share:

	For the Three months Period
	Ended September 30,
	2014	2013

Net loss attributable to common stockholders	$(247,272)	$(23,309)

Basic weighted average outstanding shares of common stock	12,591,253	8,139,891
Dilutive effect of common stock equivalents	-	-
Dilutive weighted average common stock equivalents	12,591,253	8,139,891

Net loss per share of
common stock Basic and Diluted	$(0.02)	$(0.00)

	For the Nine months Period
	Ended September 30,
	2014	2013

Net loss attributable to common stockholders	$(1,129,316)	(124,108)

Basic weighted average outstanding shares of common stock	12,152,194	8,047,143
Dilutive effect of common stock equivalents	-	-
Dilutive weighted average common stock equivalents	12,152,194	8,047,143

Net loss per share of
common stock Basic and Diluted	$(0.09)	$(0.02)

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

NOTE J – Commitments and Contingencies

Purchase Commitments

The Company entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2018 and specify both the quantities and prices to which the Company is committed. As of September 30, 2014, hops purchase commitments outstanding was approximately $1,051,000.  As of September 30, 2014, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

Remaining 2014	$157,000
2015	177,000
2016	226,000
2017	220,000
2018	271,000
Total	$1,051,000

These commitments are not accrued in the balance of the Company at September 30, 2014.  In addition, the Company has elected not to recognize the purchase contracts as cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedges.

Lease Commitments

On or about December 1 2013, the Company entered into a facilities lease with a third party. The lease term is 25 months. The monthly base rent of $4,709 increases annually based on the Consumer Price Index All Urban Consumers U.S. City Average. Monthly rent payments also include common area maintenance charges, taxes, and other charges. As of September 30, 2014, the minimum monthly lease payment was $4,709.  Rent expense was approximately $43,000 and $27,000 for the nine months period ended September 30, 2014 and 2013 respectively and approximately $19,000 and $7,000 for the three months period ended September 30, 2014 and 2013, respectively.

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

During the nine months ended September 30, 2014, the Company entered into a capital lease for security cameras and monitoring equipment with a third party. The initial rental period is a term of 39 months, with the first 3 months payments waived.  The agreement provides for a bargain purchase price at the termination of the lease.  Monthly lease fees are $275 per month for the 36 months in which payments are due with a remaining balance of approximately $8,700 on September 30, 2014

 AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

NOTE J – Commitments and Contingencies (Continued)

Lease Commitments (Continued)

Aggregate minimum annual rental payments for all operating lease agreements as of September 30, 2014, are as follows:

Remaining 2014	$15,000
2015	59,000
$74,000

Keg lease expense was approximately $5,500 and $5,500 for the three months period ended September 30, 2014 and 2013, respectively and approximately $17,000 and $18,000 for the nine months period ended September 30, 2014 and 2013 respectively.

Consulting Agreement

The Company has entered into various consulting and professional services agreements with third party providers.  Because the services are to be provided over a period of time, the Company recognizes the estimated fair value of the shares of common stock in prepaid expenses and amortizes the amount over the respective service periods (see Note H).  The consulting agreements terminate on various dates ranging from January 1, 2014 to September 30, 2015.

As of September 30, 2014, and December 31, 2013, prepaid expense was $99,875 and $94,250, respectively in the accompanying condensed balance sheet.

During the nine month period ended September 30, 2014, the Company issued a total of 1,275,000 shares of common stock (see Note H) with an estimated fair value of $713,500.

During the three month period ended September 30, 2014 and 2013 the Company amortized $13,625 and $0, respectively to amortization of stock based consulting compensation expense in the accompanying condensed statement of operations.

During the nine month period ended September 30, 2014 and 2013 the Company amortized $707,875 and $0, respectively to amortization of stock based consulting compensation expense in the accompanying condensed statement of operations.

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

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

NOTE K – Segment Information (Continued)

Results of the operating segments are as follows:

	Three Months Period Ended September 30, 2014
	Retail	Wholesale	Total

Sales	$82,455	$223,655	$306,110
Less excise taxes	1,492	4,046	5,538
Net revenue	80,963	219,609	300,572
Cost of goods sold	35,376	95,958	131,334
Gross profit	$45,587	$123,651	$169,238

	Three Months Period Ended September 30, 2013
	Retail	Wholesale	Total

Sales	$109,485	$156,855	$266,340
Less excise taxes	2,343	3,470	5,813
Net revenue	107,142	153,385	260,527
Cost of goods sold	39,077	42,469	81,546
Gross profit	$68,065	$110,916	$178,981

	Nine Months Period Ended September 30, 2014
	Retail	Wholesale	Total

Sales	$231,055	$583,449	$814,504
Less excise taxes	4,265	10,765	15,030
Net revenue	226,790	572,684	799,474
Cost of goods sold	104,681	263,767	368,448
Gross profit	122,109	308,917	431,026
Property and equipment net of accumulated depreciation	139,664	877,704	1,017,368
Accounts Receivable	$-	$50,985	$50,985

	Nine Months Period Ended September 30, 2013
	Retail	Wholesale	Total

Sales	$190,030	$560,576	$750,606
Less excise taxes	3,990	11,681	15,671
Net revenue	186,040	548,895	734,935
Cost of goods sold	74,034	216,728	290,762
Gross profit	$112,006	$332,167	$444,173

AMERICAN BREWING COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

NOTE L – INCOME TAX

For the period January 1, 2013 to June 30, 2013, the Company was taxed as a subchapter S-Corporation and therefore did not have a material federal or state tax liability. In June 2013, the Company, in contemplation of an initial public offering of the Company’s common stock, issued preferred stock. In accordance with Internal Revenue Service regulations, the issuance of preferred stock automatically terminated the Company’s subchapter S status, resulting in the conversion of the Company to a C-Corporation. The financial statements as of September 30, 2013, herein, have been presented as subchapter S-Corporation for the period through June 30, 2013. The Company’s net loss before income taxes totaled approximately $1,129,000 and $124,000 for the nine months period ended September 30, 2014 and 2013, respectively.

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

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective rate against its loss before income tax (expense) benefit for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three and nine months period ended September 30, 2014 and 2013 was nil.

The Company has not had to accrue any interest and penalties related to unrecognized income tax benefits. However, when or if the situation occurs, the Company will recognize interest and penalties within the income tax expense (benefit) line in the accompanying Condensed Statements of Operations and within the related tax liability line in the Condensed Balance Sheets.

The reconciliation of the results of applying the Company’s effective statutory federal income tax rate of 34% for the quarter ended September 30, 2014 to the company’s income tax and the Company’s provision for income tax is as follows:

Federal income taxes	34%
State income tax	-
Effect of change in income tax status	( 8%)
Change in deferred tax asset	( 26%)
Total income tax	-

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

Results of Operations

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013, in Aggregate

The Company generated $306,110 in revenue for the three month period ended September 30, 2014, which compares to revenue of $266,340 for the three month period ended September 30, 2013. Our revenues increased during the three month period ended September 30, 2014 due to increased sales of our products.   As our Company has now been in operation for several years, we have begun to generate new consumers that become aware of our products either through word of mouth, new restaurant or bar placements, advertising or self placements in grocery stores. While our overall capacity was fixed, we simply had more consumer demand, including more customers who purchased our beer products and merchandise in our tasting room.  In addition, during the three months ended September 30, 2014, our brewery was shut down on several occasions during our expansion and remodel project, meaning that although our revenue increased during the three month period ended September 30, 2014 as compared to the three month period ended September 30, 2013, our sales and operations were limited to the periods in which the brewery was open and functioning during our remodel.  The result of the shut down period was that our gross profit margins for the three month period ended September 30, 2014 was lower than the gross profit margin for the three months ended September 30, 2013.  Now that our remodel has been substantially completed, we do not foresee any additional shut down periods.

Cost of goods sold for the three month period ended September 30, 2014 was $131,334, which compares to cost of goods sold of $81,546 for the three months ended September 30, 2013.  Our revenue increased during the three month period ended September 30, 2014, and as our revenue increased, our cost of goods sold correspondingly increased.

Operating expenses, which consisted of advertising, promotional and selling costs, as well as compensation and general and administrative expenses, for the three month period ended September 30, 2014, were $413,560.  This compares with operating expenses for the three month period ended September 30, 2013 of $192,863.  The increase in our operating expenses is primarily related to our auditing and legal expenses and non-cash stock based consulting and director expenses.

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013, retail sales

The Company generated $82,455 in revenue related to retail sales for the three months ended September 30, 2014, which compares to revenue related to retail sales of $109,485 for the three months ended September 30, 2013. The decrease was attributed to the fact that the tasting room was closed during its remodel project for a brief period during the three months ended September 30, 2014.

Cost of Goods Sold for the three months ended September 30, 2014 related to our retail sales was $35,376, which compares with cost of goods sold related to our retail sales for the three months ended September 30, 2013 of $39,077. Our retail revenues decreased during the three months ended September 30, 2014 due to the tasting room being closed for remodeling, and as our retail revenue decreased, our cost of goods sold applicable to retail sales correspondingly decreased.

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013, wholesale sales

The Company generated $223,655 in revenue related to wholesale sales for the three months ended September 30, 2014, which compares to $156,855 in revenue related to wholesale sales for the three months ended September 30, 2013.  During the three months ended September 30, 2014, our wholesale revenue increased due to the fact that our capacity was increased subsequent to our brewery remodel being completed, which allowed us to brew and deliver more beer for wholesale sales.

Cost of Goods Sold related to wholesale sales for the three months ended September 30, 2014 was $95,958, which compares with cost of goods sold related to wholesale sales for the three months ended September 30, 2013 of $42,469.

As a result of the foregoing, we had a net loss of $247,272 for the three month period ended September 30, 2014. This compares with a net loss for the three month period ended September 30, 2013 of $23,309.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013, in Aggregate

The Company generated $814,504 in revenue for the nine month period ended September 30, 2014, which compares to revenue of $750,606 for the nine month period ended September 30, 2013. Our revenues increased during the nine month period ended September 30, 2014 due to increased sales of our products.   As our Company has now been in operation for several years, we have begun to generate new consumers that become aware of our products either through word of mouth, new restaurant or bar placements, advertising or self placements in grocery stores. While our overall capacity was fixed, we simply had more consumer demand, including more customers who purchased our beer products and merchandise in our tasting room.   In addition, during the nine months ended September 30, 2014, our brewery was shut down on several occasions during our expansion and remodel project, meaning that although our revenue increased during the nine month period ended September 30, 2014 as compared to the nine month period ended September 30, 2013, our sales and operations were limited to the periods in which the brewery was open and functioning during our remodel.  The result of the shut down period was that our gross profit margins for the nine month period ended September 30, 2014 was lower than the gross profit margin for the nine months ended September 30, 2013.  Now that our remodel has been substantially completed, we do not foresee any additional shut down periods.

Cost of goods sold for the nine month period ended September 30, 2014 was $368,448, which compares to cost of goods sold of $290,762 for the nine months ended September 30, 2013.  Our revenue increased during the nine month period ended September 30, 2014, and as our revenue increased, our cost of goods sold correspondingly increased.

Operating expenses, which consisted of advertising, promotional and selling costs, as well as director compensation and general and administrative expenses, for the nine month period ended September 30, 2014, were $1,578,070.  This compares with operating expenses for the nine month period ended September 30, 2013 of $550,162.  The increase in our operating expenses is primarily related to our auditing and legal expenses and non-cash stock based consulting and director expenses.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013, retail sales

The company generated $231,055 in revenue related to retail sales for the nine months ended September 30, 2014, which compares to revenue related to retail sales of $190,030 for the nine months ended September 30, 2013. The increase was attributed to two factors. First, we expanded tasting room operations to 7 days per week and completed our remodel of the tasting room and brew house, and second, there was increased awareness of our tasting room due to our reputation and the awards won at national competitions.

Cost of Goods Sold for the nine months ended September 30, 2014 related to our retail sales was $104,681, which compares with cost of goods sold related to our retail sales for the nine months ended September 30, 2013 of $74,034. Our retail revenues increased during the nine months ended September 30, 2014 and as our retail revenue increased, our cost of goods sold applicable to retail sales correspondingly increased.  During the nine months ended September 30, 2014 our production increased, and due to our production increase, the volume of grain, hops and other ingredients that were necessary to produce the beer sold to retail purchasers also increased.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013, wholesale sales

The company generated $583,449 in revenue related to wholesale sales for the nine months ended September 30, 2014, which compares to $560,576 in revenue related to wholesale sales for the nine months ended September 30, 2013.  During the nine months ended September 30, 2014, our wholesale revenue increased due to the fact that our capacity was increased subsequent to our brewery remodel being completed, which allowed us to brew and deliver more beer for wholesale sales.

Cost of Goods Sold related to wholesale sales for the nine months ended September 30, 2014 was $263,767, which compares with cost of goods sold related to wholesale sales for the nine months ended September 30, 2013 of $216,728.  Our wholesale sales increased during the nine month period ended September 30, 2014, and our cost of goods sold related to those sales correspondingly increased.

As a result of the foregoing, we had a net loss of $1,129,316 for the nine month period ended September 30, 2014. This compares with a net loss for the Nine month period ended September 30, 2013 of $124,108.

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
Liquidity and Capital Resources
Liquidity and Capital Resources

As of September 30, 2014 we had cash of $115,849.  As of December 31, 2013, we had cash of $428,574.

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

Net cash used in operating activities was $89,622 for the nine months ended September 30, 2014.  This compares to net cash used in operating activities of $24,126 for the nine months ended September 30, 2013.

Cash flows used in investing activities was $552,558 for the nine months ended September 30, 2014.  This compares to net cash used in investing activities of $16,764 for the nine months ended September 30, 2013.  We anticipate significant cash outlays for investing activities over the next twelve months due to geographical expansion and additional purchases of ingredients.  We plan to use our revenue and the proceeds from the sale of our common stock to pay for costs associated with our geographical and operational expansion plans and additional purchases of ingredients.

Cash flows provided by financing activities was $329,455 for the nine months ended September 30, 2014, which compares to cash flows provided by financing activities of $27,152 for the nine months ended September 30, 2013.

As of September 30, 2014, our total assets were $1,349,323 and our total liabilities were $840,299.  As of December 31, 2013, our total assets were $1,136,677 and our total liabilities were $575,570.

Off-Balance Sheet Arrangements

The Company entered into contracts for the supply of a portion of its hops requirements.  These purchase contracts extend through crop year 2017 and specify both the quantities and prices to which the Company is committed.  As of September 30, 2014, hops purchase commitments outstanding was approximately $1,051,000.  As of September 30, 2104, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

Remaining 2014	$157,000
2015	$177,000
2016	$226,000
2017	$220,000
2018	$271,000
$1,051,000

The Company entered into keg rental supply and services agreements with third parties.  Aggregate minimum annual rental payments for all operating lease agreements as of September 30, 2014, are as follows:

Remaining 2014	$15,000
2015	59,000
$74,000

These commitments are not accrued in the balance sheet of the Company at September 30, 2014 or December 31, 2013.

Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

Immediate Plan of Operation:

At present management will concentrate on the continued expansion of its customer base through new geographical sales regions, create its current products and develop additional products.  As of the date of this filing, our business expansion project has been completed, with the final two fermentors and one brite tank having been installed during the three months ended September 30, 2014.  Also, all of the installation of the equipment in the brewery and the remodel of the tasting room was completed as of June 30, 2014.  We have installed the new cold storage box, chiller and coolfit piping.  The coil for the cold storage box arrived in March of 2014 and has also been installed.  In addition, our new tanks were delivered and have been installed.  The remodel of the tasting room has been completed.  Finally, the new Brew House has also been installed.

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

The expansion replaced and upgraded the entire infrastructure within the brewery itself. This increased both efficiencies and total brewing capacity. We now have the ability to brew 6 times faster than before with the same amount of labor. Our total capacity will increase to 4 times the previous total barrels per year, now that we have installed the final 2 fermentors and 1 brite tank. It is difficult to determine the exact impact on revenues, however, we now have the capacity to increase our revenues by one or more multiples.

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

With regard to the expanded product line, we have begun selling of our first 12 ounce cans.   We are also continuing to develop, evaluate and release new beer types and packaging styles.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2014.

American Brewing Company, Inc.

By: /s/ Neil Fallon

Neil Fallon, Chief Executive Officer

By: /s/ Julie Anderson

Julie Anderson, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Neil Fallon	Chief Executive Officer, Chief Financial Officer and Director	November 7, 2014
Neil Fallon	Title	Date

/s/ Julie Anderson	Vice President and Director	November 7, 2014
Julie Anderson	Title	Date