Form 10-K
period 2014-12-31
American Brewing Company, Inc.
filed 2015-04-15
CIK 1579823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File No. 333-193725

AMERICAN BREWING COMPANY, INC.
 (Exact Name of Issuer as specified in its charter)

Washington	27-2432263
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

180 West Dayton Street Warehouse 102
Edmonds, WA	98020
(Address of principal executive offices)	(zip code)

(425) 774-1717
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []  No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. There was no aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold as of June 30, 2014 due to the fact that the Company's stock was not yet publicly traded.

As of April 15, 2015, registrant had outstanding 12,815,220 shares of common stock.

FORM 10-K

AMERICAN BREWING COMPANY, INC.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to "ABC,", "American Brewing Company", "the Company" ,"we," "us," and "our," refer to American Brewing Company, Inc., a Washington corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

General Information about Our Company

Based in Edmonds, Washington, American Brewing Company is a micro brewing company that currently has four beers in its portfolio and continues to develop new flavors for distribution to its customers.  The Company has won three major industry awards for its beers and has also received attention from local and national publications.  Currently, the Company sells its products in the states of Washington and North Carolina as well as parts of Canada and Japan.
History

American Brewing Company, Inc. was formed under the laws of the State of Washington on April 26, 2010.  The Company amended its articles of incorporation on October 11, 2011, in order to change its capital structure and authorize 100,000 common shares of Voting Stock and 100,000 shares of Non-Voting Common Stock.  The Company also amended its articles of incorporation on June 25, 2013, in order to change its capital structure, and now has authorized 50,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, with 250,000 of the Preferred Shares being classified as Series A Preferred Stock.  As part of the recapitalization and amendment to the Company's articles of incorporation on June 25, 2013, the Company also converted its corporate entity from an "S" Corporation to a "C" Corporation.

Principal services and their markets

Our Company is a micro-brewing company that currently has four beers in its core portfolio and is continuing to develop new flavors to distribute to its customers.

Products

The Company practices the "Northwest Style" of brewing, which is a style that utilizes generous amounts of hops.  Currently, the Company's four main beer products are: (1) Flying Monkey Dogfight Pale Ale, (2) Breakaway IPA, (3) American Blonde, and (4) Caboose Oatmeal Stout.  A description of each of our main products is listed below.

Flying Monkey Dogfight Pale Ale.

Flying Monkey Dogfight Pale Ale is a Northwest Style Pale Ale.  It is bright and deep golden in color with a citrusy nose.  Although hop-forward, this ale is well balanced with a light, buscuity malt body with a dry finish.  The Company's goal when creating this product was balance and drinkability.

Breakaway IPA

Breakaway IPA is an American Style India Pale Ale.  It has a bold hop aroma with floral and citrus notes.  It is a dark honey color and is also a bit hazy due to the dry hopping process used in its creation.  It was created with a medium intense hop bitterness that does not linger and is well balanced with grapefruit and malty sweetness.

American Blonde

American Blonde is a golden straw color and contains delicate hop notes, a citrusy aroma, and a crisp, dry palate with sweet flavors and low bitterness.  American Blonde contains higher levels of carbonation than our other three products and is made to be light in body and refreshing.

Caboose Oatmeal Stout

Caboose Oatmeal Stout is dark brown to almost black in color, with a rich cream colored head.  This product has a full bodied, smooth flavor profile with an aromatic blend of coffee, oats and roasted malts.  This product was created to have a long, rich and smooth finish with a subtle hint of dark chocolate.

In addition to the four main products listed above, the Company has also produced sixteen additional seasonal brew batches since the Company's inception.

Quality and Ingredients

The Company uses only the freshest ingredients during its brewing process, most of which are sourced from the Pacific Northwest.  The ingredients used in all of the products created by American Brewing are handpicked by the Company's brewer, and are blended in a 24-day process from milling to packaging.  The reason for the almost month-long process is that it provides ample time for the flavors and aromatics to blend properly.  Quality checks are performed during each stage of the process to minimize taste variations between batches.

Awards

The Company is the winner of three awards presented at the Great American Beer Festival, which is held annually in Denver, Colorado, and is a three-day event, during which over 3,000 beers are sampled by more than 100 beer judges from around the world.  In 2011, the Company won a bronze medal for a product named "The Brave American," which was an American Style Brown Ale.  In 2012, the Company won a bronze medal for a product named "Polska Porter," which was a Baltic Style Porter.  In 2013, the Company won a bronze medal for a product named "Fed, White and Brew" which was entered into the competition in the category Extra Special Bitter.

Distribution

The Company is currently working with ten different distributors that distribute our products to Washington, North Carolina, Canada and Japan.  The Company currently only has a contractual arrangement with only one of its distributors, due to the fact that the distribution amounts of our Company are small enough with our other distributors that Washington State Law does not allow our other distributors to require us to enter into a contractual arrangement. However, it is understood by us and our distributors that any products sold into a territory shall be sold through the distributor in that territory.  While there are regional variations, the Company currently experience a split in the sale of our products of approximately 60% in barrel form and 40% packaged in bottle form to stores or other retail locations.  The size of a barrel is 31 gallons.  The sales of our products in barrel form are made to bars and restaurants, in 1/2bbl and 1/6bbl kegs.  The sales made to retail purchasers are currently comprised of 22 ounce bottles.  The 22 ounce bottles are sold to retail purchasers through our tasting room, where individuals purchase 22 ounce bottles directly, as well as through our wholesale distributors, who then distribute the 22 ounce bottles to retail accounts, such as stores and other retail locations.  We expect that as our Company grows and develops a larger customer base and additional can and bottle sizes, the retail packaged sales should become the dominant form of how our products are purchased.

The Company currently has pending distributor relationships in Idaho, Oregon, Michigan, Nevada, New Jersey and Montana.  The pending distributor relationships referenced in the preceding sentence are defined as distributors with which the Company has had discussions with, related to the distribution of its products.  At the present time, the Company has not signed any agreements with the pending distributors, but is planning on continuing to pursue the relationships in order to increase the geographical distribution of its products.

Growth Strategy

The Company intends to continue expanding its product line and provide new consistent as well as seasonal products to its customers.  The increased product line shall include new types of beers that we will produce, as well as different types of packaging for the beers, such as six packs and twelve packs of individual bottles and different sizes of bottles and cans.  In addition, the Company intends to expand its current geographic customer base and begin distributing its products nationwide.  The expansion into new territories will be done through our current or future distributors.

On April 1, 2015 the Company, entered into an Asset Purchase Agreement whereby the Company acquired substantially all of the operating assets of B&R Liquid Adventure, LLC a California Limited Liability Company ("B&R"), a company engaged in the manufacture of Bucha Live Kombucha, a gluten free, organic certified, sparkling kombucha tea. On April 1, 2015, the parties executed all documents related to the Acquisition.

Upon the closing of the Acquisition, the Company received substantially all of the operating assets of B&R, consisting of inventory, fixed assets and intellectual property valued at $275,000 in exchange for 1,479,290 shares of common stock valued at $500,000, a cash payment of $260,000, and a secured promissory note in an amount of $140,000. See Form 8-k filed with the SEC on April 2, 2015 for more detailed information.

Growth Strategy – Media Presence

The Company has been presented with a television opportunity which will allow the Company to widely advertise and disseminate information about its products to a large number of potential customers.  American Brewing appeared in a show on the PBS Network called "Breakthroughs with Martin Sheen" that was filmed during the summer of 2013.  The show began airing nationwide on the PBS Network in October of 2013.  The PBS mini-documentary examined various pubs and breweries and the growing craft beer and micro-brewery movement throughout the United States.  The Company was featured in a segment of the show during which members of management were interviewed and provided feedback and information on the growing micro-brew industry.

Growth Strategy - Partnerships

The Company has teamed up with Simon Majumdar, a judge on the show "The Next Iron Chef" which appears on the Food Network. The Company has agreed to create a signature craft beer to be called "Fed, White and Brew," which was featured in Mr. Majumdar's book that was published in 2014.  The Company's product was included in a chapter of the book titled "Fed, White and Blue".  The beer "Fed, White and Brew" was submitted to the 2013 Great American Beer Festival, which took place in October of 2013 in Denver, Colorado.  The beer "Fed, White and Brew" won a bronze medal in the 2013 Great American Beer Festival in the category Extra Special Bitter.

Packaging

The Company currently sells and distributes its products in the following packaging types:

a)      By the glass
b)      By the Keg
c)      Individual Growler (64 ounces)
d)      Individual Bottle (22 ounces)

The Company believes that it can increase its customer base by providing 12 ounce bottles and cans packaged in packs of 6 and 12.

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

American Brewing is creating unique beer products that have been recognized for quality at national conventions and competitions.

Our company generates revenue through the sale of our micro-brew beer products, which it develops and creates internally, and distributes through third party distributors and also sells directly to consumers in our onsite brewery tasting room.  The majority of our sales take place through our distributors.

Organization

We are comprised of one corporation. All of our operations are conducted through this corporation.

Clients and Competition

The micro-brewing industry is highly competitive.  The Company faces intense competition from very large, international corporations.  The intensity of competition in the future is expected to increase and no assurance can be provided that the Company can sustain its market position or expand its business.

Many of the Company's current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition than the Company has.  However, we believe that our beer products are unique to our Company, as they are developed and created internally, using the experience of Neil Fallon, our Chief Executive Officer.  Although there are many breweries with which we currently compete, we have developed a loyal customer base that is growing, and we believe that our products will continue to attract attention and additional customers due to the taste and variety that our Company provides.

Employees

As of December 31, 2014, we had seven full time employees and four part time employees.

Proprietary Information

The Company currently has a trademark for its name "American Brewing Company".  The trademark was registered on May 7, 2013 under the Registration Number 4,333,045.  Any encroachment upon the company's proprietary information, including the unauthorized use of its brand name, the use of a similar name by a competing company or a lawsuit initiated either by our Company or against our Company for infringement upon proprietary information or improper use of a trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on its business due to the cost of defending our trademark.  Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect its trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others.  Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Government Approval

The manufacture and sale of alcoholic beverages is a business that is highly regulated and taxed at the federal, state and local levels.  Operation of the Company's breweries requires various federal, state and local licenses, permits and approvals.  The Company currently holds all applicable licenses and permits to operate its business, and will continue to hold all applicable permits and licenses to continue operating its business and manufacturing its products.

Government and Industry Regulation

The Company will be subject to local and international laws and regulations that relate directly or indirectly to its operations, such as the Securities Act of 1933, the Securities and Exchange Act of 1934, and the Washington Business Corporation Act.  It will also be subject to common business and tax rules and regulations pertaining to the operation of its business, such as the United States Internal Revenue Tax Code and the Washington State Tax Code.  The Company will also be subject to proprietary regulations such as United States Trademark and Patent Law as it applies to the intellectual property of third parties.  The Company believes that the effects of existing or probable governmental regulations will be additional responsibilities of the management of the Company to ensure that the Company is in compliance with securities regulations as they apply to the Company's products as well as ensuring that the company does not infringe on any proprietary rights of others with respect to its products.   The Company will also need to maintain accurate financial records in order to remain complaint with securities regulations as well as any corporate tax liability it incurs.

Sources and availability of raw materials and the names of principal suppliers

The Company relies upon a limited number of suppliers for raw materials used to make and package the Company's beer, including, but not limited to, providers of hops, grains and other products necessary for us to manufacture our product.  The Company's current suppliers of raw materials are Country Malt Group and Hop Union.  The Company's success will depend in part upon our ability to successfully secure such materials from suppliers that are delivered with consistency and at a quality that meets our requirements.  The price and availability of these materials are subject to market conditions.  Increases in the price of our products due to the increase in the cost of raw materials could have a negative effect on our business.

Research and Development

Other than personal time spent researching our proposed products, the Company has spent no additional funds on the development of its products.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain our SEC Filings

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, are available on our website at www.americanbrewing.com, as soon as reasonably practicable after we file these reports electronically with, or furnish them to, the Securities and Exchange Commission ("SEC"). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Our investor relations department can be contacted at our principal executive office located at our principal office, 180 West Dayton Street, Warehouse 102, Edmonds, WA 98020. Our telephone number is (425)-774-1717.

Item 1A.  RISK FACTORS

Not required for a Smaller Reporting Company.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company brewing operations are currently being conducted out of the Company office and brewery located at 180 West Dayton Street, Warehouse 102, Edmonds, WA 98020.  The Company's office and brewery space is leased for a total cost of $4,709.59 per month.  The office and brewery are located in the back of a commercial complex.  It considers that the current principal office space and brewing facility arrangement adequate and will reassess its needs based upon the future growth of the Company.

 ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since August 6, 2014, our common stock has been quoted on the OTCQB marketplace, under the trading symbol ABRW.  Prior to August 6, 2014, there was no public trading of our common stock.  The following table sets forth, for the calendar periods indicated, the range of the high and low closing prices reported for our common stock.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Fiscal year ended December 31, 2014	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	$2.10	$0.62
Fourth Quarter	$0.52	$0.30

Holders

As of April 14, 2015, there were 98 record holders of our common stock, and there were 12,815,220 shares of our common stock outstanding.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer's account.

      In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

 Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

Recent Sales of Unregistered Securities

From October 3, through January 22, 2014, the company sold 1,430,000   shares of its Common stock at a price of $0.50 per share pursuant to a  Regulation D, Rule 506 offering, which resulted in total proceeds of $715,000.  The shares were sold to fourteen accredited investors.  A Form D was filed with the Securities and Exchange Commission on September 26, 2013.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as "may", "will", "should", "anticipate", "believe", "expect", "plan", "future", "intend", "could", "estimate", "predict", "hope", "potential", "continue", or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption "Risk Factors". We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

   The following table provides selected financial data about us for the fiscal years ended December 31, 2014 and 2013. For detailed financial information, see the audited Financial Statements included in this report.

	Years Ended December 31,
Balance Sheet Data:	2014	2013
Cash	$98,898	$428,574
Total assets	1,305,068	1,136,677
Total liabilities	760,518	575,570
Shareholders' equity	544,550	561,107

Operating Data:
Revenues	1,069,898	984,614
Gross profit	164,186	284,352
Operating expenses	1,440,284	589,105
Operating loss	$(1,276,098)	$(304,753)

Results of Operations

For the years ended December 31, 2014 and December 31, 2013, in Aggregate

The Company generated $1,069,898 in revenue for the year ended December 31, 2014, which compares to revenue of $984,614 for the year ended December 31, 2013.  Our revenues increased during the year ended December 31, 2014 due to increased sales of our products.  As our Company has now been in operation for several years, we have begun to generate new customers that become aware of our products either through word of mouth, new restaurant or bar placements, advertising of self placements in grocery stores.  In addition, we were able to accommodate additional tasting room customers due to our remodel and expansion project being completed during the third quarter of 2014, which expanded our tasting room square footage, and substantially increased our potential production due to the installation of a new 30 barrel steam system brew house.  As part of the tasting room expansion, we also now offer food products to customers, in addition to our beer products.

Cost of goods sold for the year ended December 31, 2014 was $879,462, which compares to cost of sales of $684,591 for the year ended December 31, 2013.  Our revenue increased during the year ended December 31, 2014, and as our revenue increased, our cost of goods sold correspondingly increased.  Due to the increase in sales and revenue, we were required to purchase additional raw materials used in the production of our products, which had a direct effect on the increase in our cost of goods sold.

Operating expenses, which consisted of advertising, promotional and selling expenses, as well as general and administrative expenses for the year ended December 31, 2014, were $1,440,284. This compares with operating expenses for the year ended December 31, 2013 of $589,105.  Our operating expenses increased during the year ended December 31, 2014 primarily as a result of our increase in general and administrative expenses.  The increase in our general and administrative expenses was primarily due to expenses related to be a public company, such as accounting and legal fees, as well as non-cash consulting expenses.

For the years ended December 31, 2014 and December 31, 2013, retail sales

The company generated $300,439 in revenue related to retail sales for the year ended December 31, 2014, which compares to revenue related to retail sales of $274,676 for the year ended December 31, 2013. The increase is related to purchases in our tasting room, which was reopened upon completion of our remodel and expansion project.

Cost of Goods Sold for the year ended December 31, 2014 related to our retail sales was $246,249, which compares with cost of goods sold related to our retail sales for the year ended December 31, 2013 of $191,685. Our revenue related to retail sales increased during the year ended December 31, 2014, and as our revenue increased, our cost of goods sold correspondingly increased.  Due to the increase in sales and revenue, we were required to purchase additional raw materials used in the production of our products, which had a direct effect on the increase in our cost of goods sold.

For the years ended December 31, 2014 and December 31, 2013, wholesale sales

The Company generated $769,459 in revenue related to wholesale sales for the year ended December 31, 2014, which compares to $709,938 in revenue related to wholesale sales for the year ended December 31, 2013.  During the year ended December 31, 2014, our wholesale revenue increased due to the fact that our capacity was increased subsequent to our brewery remodel being completed, which allowed us to brew and deliver more beer for wholesale sales.

Cost of Goods Sold related to wholesale sales for the year ended December 31, 2014 was $633,213, which compares with cost of goods sold related to wholesale sales for the year ended December 31, 2013 of $492,906.  The increase in cost of goods sold is due to the increased wholesale sales of our products during the year ended December 31, 2014.  Due to the increase in sales and revenue, we were required to purchase additional raw materials used in the production of our products, which had a direct effect on the increase in our cost of goods sold.

As a result of the foregoing, we had a net loss of $1,249,774 for the year ended December 31, 2014. This compares with a net loss for the year ended December 31, 2013 of $330,342.

In its audited financial statements as of December 31, 2014, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company's current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of December 31, 2014 we had cash of $98,898.  As of December 31, 2013, we had cash of $428,574.

We believe that with our existing cash flows, and assuming our current level of operations, we have sufficient cash to meet our operating requirements for the next twelve months due to the fact that our revenues are increasing, and due to our expansion, we believe our revenues will continue to increase.  While our expansion project has affected our liquidity in the past, due to the fact that we used revenue generated by our sales to fund a majority of the expansion, we believe that as our revenue increases, we will be able to fund our operations without the need for additional capital, other than our future revenue and sales of our common stock.  As part of our expansion project completed in 2014, we upgraded the brew house from a 15 barrel direct fire system to a 30 barrel steam system, which allows us to brew twice the amount of beer in a single batch with the same amount of labor in the same amount of time.  In addition, the new brew house is a three vessel brew house, compared to the two vessel brew house we had previously.  The third vessel acts as a holding tank, which will allow us to prepare for a new batch of beer prior to the full completion of the first batch, allowing us to brew six times the amount of beer in the same time period.   Our current source of liquidity is the revenue generated by our operations, as well as any proceeds received from the sale of our common stock.  We believe that the amount of revenue we are generating will allow us to meet our operating requirements during the next twelve months, again due to the fact that our revenues have increased during each period described in this report.  If our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the Company may need to raise additional funds through the sale of its equity securities.  Our principal source of liquidity on a long term (greater than 12 months) basis will continue to be the revenue generated from our operations.  If our revenue is not sufficient for us to continue business operations on a long term basis, we may need to sell our common stock in order to continue operations and reach our expansion goals.

Net cash used in operating activities was $69,040 for the year ended December 31, 2014. This compares to net cash used in operating activities of $131,741 for the year ended December 31, 2013.

Cash flows used in investing activities was $584,493 for the year end December 31, 2014 and $18,264 for the year ended December 31, 2013.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows provided by financing activities was $323,857 for the year ended December 31, 2014 which compares to cash flows provided by financing activities of $531,268 for the year ended December 31, 2013.

As of December 31, 2014, our total assets were $1,305,068 and our total liabilities were $760,518.  As of December 31, 2013, our total assets were $1,136,677 and our total liabilities were $575,570.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and retain our customers and our ability to generate revenues.

Off-Balance Sheet Arrangements

The Company entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2018 and specify both the quantities and prices to which the Company is committed. As of December 31, 2014, hops purchase commitments outstanding was approximately $930,000.  As of December 31, 2014, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:
Remaining 2014	$23,000
2015	177,000
2016	230,000
2017	229,000
2018	271,000
Total	$930,000

These commitments are not accrued in the balance of the Company at December 31, 2014.  During the year ended December 31, 2014, the Company had approximately $20,000 of remaining purchase obligations under purchase contracts, which the Company was able to assign to other third party buyers.  As a result, the purchase commitment was transferred to those third parties as of December 31, 2014.

The Company entered into keg rental supply and services agreements with third parties.  Aggregate minimum annual rental payments for all operating lease agreements as of December 31, 2014 are as follows:

2015	65,000
$65,000

Keg lease expense was approximately $22,000 and $24,000 for fiscal years ended December 31, 2014 and 2013 respectively.
Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

Immediate Plan of Operation:

At present management will concentrate on the continued expansion of its customer base through new geographical sales regions, create its current products and develop additional products.  As of the date of this filing, our business expansion project has been completed, with the final two fermentors and one brite tank having been installed.  Also, all of the installation of the equipment in the brewery, consisting of the new cold storage box, chiller and coolfit piping was completed.   The remodel of the tasting room has been completed.  Finally, the new Brew House has also been installed.

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

On April 1, 2015 the Company, entered into an Asset Purchase Agreement whereby the Company acquired substantially all of the operating assets of B&R Liquid Adventure, LLC a California Limited Liability Company ("B&R"), a company engaged in the manufacture of Bucha Live Kombucha, a gluten free, organic certified, sparkling kombucha tea. On April 1, 2015, the parties executed all documents related to the Acquisition.

Upon the closing of the Acquisition, the Company received substantially all of the operating assets of B&R, consisting of inventory, fixed assets and intellectual property valued at $275,000 in exchange for 1,479,290 shares of common stock valued at $500,000, a cash payment of $260,000, and a secured promissory note in an amount of $140,000. See Form 8-k filed with the SEC on April 2, 2015 for more detailed information.

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

With regard to expanding the Company's geographic customer base, the Company is waiting to see the effect the brewery additions and product additions will have on our current customer base. If the Company has excess capacity at that point, then it will consider the additions of Idaho, Western Montana and Oregon. Prior to expanding to the new states, the Company will increase its customer base in Canada and send more product types to North Carolina.

The Company also plans to begin acquiring additional assets and business related to the brewing industry, in order to increase its asset base and revenue generating potential.
Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance regarding management's responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2017, and for annual periods and interim periods thereafter. The Company does not expect that the adoption of this ASU to have a material effect on the Company's financial position, operations, or cash flows.

In May 2014, the FASB issued ASU 2014-09, which will update Codification topic: Revenue from Contracts with Customers. The principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after Dec. 15, 2016, including interim periods therein. Management is currently evaluating the impact ASU 2014-09 will have on our financial position, results of operations and cash flows.

In April 2014, FASB issued ASU 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of part of an organization that has a major effect on its operations and financial results is a discontinued operation. The amendments will be effective for the Company for annual periods and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, (ASU 201502). ASU 2015-02 modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of  variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary  beneficiary determination, and (iv) certain investment funds. These changes reduce the number of consolidation models from four to two and place more emphasis on the risk of loss when determining a controlling financial interest. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We are in the process of evaluating the adoption of this ASU, and do not expect this to have a material effect on our consolidated results of operations and financial condition.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a  Performance Target Could Be Achieved After the Requisite Service Period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized  prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial position and results of operations.

Critical Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates and assumptions made by management include allowance for doubtful accounts, inventory valuation, provision for excess or expired inventory, depreciation of property and equipment, realizability of long lived assets, refundable keg deposits, fair market value of equity instruments issued for goods or services and valuation for deferred tax assets. The current economic environment has increased the degree and uncertainty inherent in these estimates and assumptions.

Accounts Receivable and Allowance for Doubtful Accounts

The Company's accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management's estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 31, 2014 and 2013 are adequate, but actual write-offs could exceed the recorded allowance. During the years ended December 31, 2014 and 2013, there were no accounts written-off.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company's common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a "performance commitment" which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. However, situations may arise in which counter performance may be required over a period of time but the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Inventories and Provision for Excess or Expired Inventory

Inventories consist of raw materials, work in process, and finished goods. Raw materials, which principally consist of hops, other brewing materials and packaging, are stated at the lower of cost (first-in, first-out basis) or market value. The cost elements of work in process and finished goods inventory consist of raw materials and direct labor.

The provisions for excess or expired inventory are based on management's estimates of forecasted usage of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses on its raw materials.

The computation of the excess hops inventory requires management to make certain assumptions regarding future sales growth, product mix, new products, cancellation costs, and supply, among others. The Company manages inventory levels and potential purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company's accounting policy for hops inventory and potential purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed management's expected future usage. To date, the amount has been immaterial.

The Company used the 'just in time' method to process orders. As a result, the Company had minimal inventory on hand and did not recognize any provision for excess or expired inventory.

Long-lived Assets

The Company's long-lived assets consisted of property and equipment and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management's estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2014, the Company had not experienced impairment losses on its long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.  However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

Refundable Deposits on Kegs

The Company distributes its draft beer in kegs to wholesalers. All kegs are leased or owned by the Company. Purchased kegs are reflected in the Company's balance sheets in property and equipment at cost of approximately $130,000 and $134,000 as of December 31, 2014 and 2013, respectively. Upon shipment of beer to wholesalers, the Company collects a refundable deposit on the kegs which are included in the accrued expenses in current liabilities in the Company's balance sheets. Refundable keg deposits were approximately $51,000 and $53,000 as of December 31, 2014 and 2013, respectively. Upon return of the kegs to the Company, the deposit is refunded to the wholesaler.

The Company has experienced some loss of kegs and anticipates that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the homogeneous nature of kegs owned by most brewers and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company's loss experience is not atypical. The Company believes that the loss of kegs, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by wholesalers, records maintained by other third party vendors and historical information to estimate the physical count of kegs held by wholesalers. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates.

Revenue Recognition

The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions are met: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the statements of operations. Revenue recognized was approximately $1,070,000 and $985,000 for years ended December 31, 2014 and 2013, respectively.

Income Taxes

The Company had elected to be taxed under the provisions of subchapter S of the Internal Revenue Code for federal and state purposes. Under these provisions, the Company did not pay US corporate income taxes on its taxable income. However, the Company was subject to various state and franchise taxes. In addition, the stockholders are liable for individual federal and state income taxes on the Company's taxable income.

The Company's S-Corporation election terminated in June 2013 in connection with the expectation of the initial public offering of the Company's common stock and the issuance of preferred stock which automatically terminated the Company's subchapter S status. From the Company's inception in 2010, it was not subject to federal and state income taxes since it was operating under an S-Corporation election. As of June 1, 2013, the Company became subject to corporate federal and state income taxes.  The financial statements presented herein, are presented as the Company being subject to S-corporation taxes for the periods being presented. See Note L for unaudited pro-forma effect on historical financial information to show the impact if the Company had been subject to C-corporation taxes for the periods being presented.

Effective June 1, 2013, under the asset and liability method prescribed under ASC 740, Income Taxes, the Company uses the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2014, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal tax examinations nor has it had any federal income tax penalties since its inception.

For federal tax purposes, the Company's 2011 through 2014 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. As the Company incurred net losses for the years ended December 31, 2014 and 2013 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive. Therefore, basic and dilutive net income (loss) per share were the same. If the Company had net income, potential dilutive securities consists of warrants to purchase 1,025,000 and 1,000,000 shares of common stock as of December 31, 2014 and 2013, respectively.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had an accumulated deficit of approximately $2,125,000 and $875,000 December 31, 2014 and 2013, respectively, had a net loss of approximately, $1,250,000 and $330,000 for the years ended December 31, 2014 and 2013, respectively, and negative working capital of approximately $457,000 at December 31, 2014.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

While the Company is attempting to increase sales and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations.  Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate additional revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Seasonality

The Company's business is subject to substantial seasonal fluctuations.  Historically, a significant portion of the Company's net sales and net earnings have been realized during the period from April through December, and levels of net sales and net earnings have generally been significantly lower during the period from January through March.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDEPENDENT AUDITOR'S REPORT
 To the Board of Directors and Shareholders of
American Brewing Company, Inc.,

We have audited the accompanying balance sheets of American Brewing Company, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations, stockholders' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Brewing Company, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company had an accumulated deficit at December 31, 2014 and 2013, recurring net losses, and a working capital deficit at December 31, 2014, which raises substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation
Irvine, California
April 15, 2015

AMERICAN BREWING COMPANY, INC.
BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$98,898	$428,574
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	43,779	30,166
Inventories	80,306	30,688
Prepaid Expense	75,989	94,250
Total current assets	298,972	583,678
Property and equipment, net	992,139	420,836
Other assets	13,957	132,163
Total assets	$1,305,068	$1,136,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$69,667	$3,317
Current portion of notes payable and capital leases	7,910	24,182
Accrued expenses and other current liabilities	677,928	543,129
Total current liabilities	755,505	570,628
Note payable and capital leases, less current portion	5,013	4,942
Total liabilities	760,518	575,570
Stockholders' Equity:
Voting Common Stock, no par value; 100,000 shares authorized; 0, and 0 shares issued and outstanding, respectively	-	-
Nonvoting Common Stock, no par value; 100,000 shares authorized; 0, and 0 shares issued and outstanding, respectively	-	-
Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 250,000, and 250,000 shares issued and outstanding, respectively	250	250
Common Stock, $0.001 par value; 50,000,000 shares authorized; 12,715,220, and 10,616,854 shares issued and outstanding, respectively	12,716	10,617
Additional paid-in capital	2,656,728	1,425,610
Accumulated deficit	(2,125,144)	(875,370)
Total stockholders' equity	544,550	561,107
Total liabilities and stockholders' equity	$1,305,068	$1,136,677

The accompanying notes are an integral part of these financial statements

AMERICAN BREWING COMPANY, INC.
STATEMENTS OF OPERATIONS

	December 31,
	2014	2013

Revenue	$1,069,898	$984,614
Less excise taxes	(26,250)	(15,671)
Net revenue	1,043,648	968,943
Cost of goods sold	879,462	684,591
Gross profit	164,186	284,352
Operating expenses:
Advertising, promotional and selling	155,982	174,014
General and administrative	1,284,302	415,091
Total operating expenses	1,440,284	589,105
Operating loss	(1,276,098)	(304,753)
Other (expense) income, net:
Interest	(2,507)	(28,965)
Gain (Loss) on Sale of Equipment	28,831	3,376
Total other (expense), net	26,324	(25,589)
Net loss	$(1,249,774)	$(330,342)

Net loss per share	$(0.10)	$(0.04)

Weighted-average number of shares	$12,385,640	$8,285,000

The accompanying notes are an integral part of these financial statements.

AMERICAN BREWING COMPANY, INC.
STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
	Voting Common Stock		Nonvoting Common Stock		Preferred Stock		Common Stock
	100,000 Shares		100,000 Shares		1,000,000 Shares		50,000,000 Shares
	Authorized,		Authorized,		Authorized,		Authorized,
	No Par Value		No Par Value		$0.001 Par Value		$0.001 Par Value		Additional
	Number		Number		Number		Number		Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2013	1,115	$83,625	9,700	$416,375	-	$-	-	$-	$-	$(545,028)	$(45,028)
Reorganization	(1,115)	(83,625)	(9,700)	(416,375)	250,000	250	8,000,000	8,000	491,750	-	-
Issuance of Common Stock and Warrants for Consulting Services							990,000	990	187,510		188,500
Conversion of Debt to Stock							355,354	355	177,322		177,677
Stock issued to employees and third party service providers	-	-	-	-	-	-	41,500	42	20,708	-	20,750
Stock Issuance Net of Commissions of $65,450							1,230,000	1,230	548,320		549,550
Net Loss	-	-	-	-	-	-	-	-	-	(330,342)	(330,342)
Balance at December 31, 2013	-	-	-	-	250,000	250	10,616,854	10,617	1,425,610	(875,370)	561,107

Stock Issued for Cash, Net of Commission of $13,200							716,866	717	344,516	-	345,233
Issuance of Common Stock and warrants for Consulting Services							1,302,500	1,303	730,681	-	731,984
Stock Issued to Board of Directors							75,000	75	149,925	-	150,000
Stock Issued to Employees							4,000	4	1,996	-	2,000
Contributed Capital by Officer							-	-	4,000	-	4,000
Net Loss	-	-	-	-						(1,249,774)	(1,249,774)

Balance at December 31, 2014	-	$-	-	$-	250,000	$250	12,715,220	$12,716	$2,656,728	$(2,125,144)	$544,550

The accompanying notes are an integral part of these financial statements.

AMERICAN BREWING COMPANY, INC.
STATEMENTS OF CASH FLOWS

	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,249,774)	$(330,342)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	169,402	103,206
Stock Issued to Board of Directors and Employees	152,000	20,750
Amortization of prepaid stock based consulting compensation	750,245	94,250
(Gain) loss on the disposition of property and equipment	(28,831)	(3,351)
Changes in operating assets and liabilities:
Accounts receivable	(13,613)	39,035
Inventories	(49,618)	(22,624)
Other assets	-	(122,483)
Accounts payable	66,350	(16,040)
Accrued expenses	134,799	105,858

Net cash (used in) operating activities	(69,040)	(131,741)

Cash flows from investing activities:
Purchases of property and equipment	(651,819)	(23,544)
Proceeds from sale of property and equipment	67,326	5,280

Net cash (used in) investing activities	(584,493)	(18,264)

Cash flows from financing activities:
Contributed Capital by Shareholder	4,000	-
Issuance of stock for cash, net of commissions paid	345,233	549,550
Proceeds received from notes payable and related party notes	-	85,700
Repayment of notes payable and capital lease payments	(25,376)	(103,982)

Net cash provided by financing activities	323,857	531,268

Change in cash and cash equivalents	(329,676)	381,263
Cash and cash equivalents at beginning of period	428,574	47,311

Cash and cash equivalents at end of period	$98,898	$428,574

Supplemental disclosure of cash flow information:
Interest paid	$2,525	$28,964

Noncash transactions:
Issuance of Common Stock and/or Warrants for Prepaid Consulting Services	731,984	$188,500

Transfer of deposit on equipment to property and equipment placed into service	118,206	$-

Capitalization of property and equipment from notes payable and capital leases	9,175	$28,195

Conversion of Notes Payable to Common Stock	-	158,925

Accrued Interest Converted to Common Stock	$-	18,752

The accompanying notes are an integral part of these financial statements.

.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE A – Organization and Basis of Presentation

American Brewing Company, Inc. (the "Company") is engaged in the business of selling alcohol beverages throughout Western Washington state and in selected domestic and international markets. The Company produces beer under trade names including, among others, Breakaway IPA, Flying Monkey Pale Ale, Caboose Oatmeal Stout, American Blonde, Piper's Scotch Ale, Brave American Brown Ale and Winter Classic.

In June 2013, pursuant to a unanimous written consent of voting shareholders' and Board of Directors of the Company, the Company reorganized by way of a recapitalization of its capital structure on a tax free basis. In connection with the reorganization, the voting and nonvoting stock then outstanding was exchanged for an aggregate of 8,000,000 shares of Common Stock and 250,000 shares of Preferred Stock, respectively.

The Company's original articles of incorporation authorized the issuance of 100 shares of nonvoting and voting shares of stock each. On October 11, 2011, the articles of incorporation were amended to increase the authorized number of nonvoting and voting shares to 100,000 each.

For earnings per share information, the Company has retroactively restated the outstanding shares for weighted average shares used in the basic and diluted earnings per share calculations for all periods presented, as a result of the reorganizations.

NOTE B – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates and assumptions made by management include allowance for doubtful accounts, inventory valuation, provision for excess or expired inventory, depreciation of property and equipment, realizability of long lived assets, refundable keg deposits, fair market value of equity instruments issued for goods or services and valuation for deferred tax assets. The current economic environment has increased the degree and uncertainty inherent in these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2014 and 2013, included cash on-hand. Cash equivalents are considered all accounts with a maturity date within 90 days.

Accounts Receivable and Allowance for Doubtful Accounts

The Company's accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management's estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 31, 2014 and 2013 are adequate, but actual write-offs could exceed the recorded allowance. During the years ended December 31, 2014 and 2013, there were no accounts written-off.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE B – Summary of Significant Accounting Policies (Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions.

The Company sells primarily to independent beer distributors across Western Washington State as well as self distributing to local businesses. Sales outside of Washington State are insignificant. Receivables arising from these sales are not collateralized. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.  As of December 31, 2014 there were four customers that represented 94% of Accounts Receivable.  As of December 31, 2013 there were two customers that represented 70% of Accounts Receivable.  For the year ended December 31, 2014 and 2013 three customers represented approximately 57% and 55% of revenue, respectively.  For the years ended December 31, 2014 and 2013, two suppliers of grain and bottling services represented approximately 38% and 98% of the cost of goods sold, respectively.

Financial Instruments and Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments, that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2014 and 2013, the fair value of cash, accounts payable, accrued expenses, notes payable, and capital leases obligations approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

	Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

	Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

	Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE B – Summary of Significant Accounting Policies (Continued)

Accounting for Derivatives Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity's Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. The Company determined that none of the company's financial instruments meet the criteria for derivative accounting as of December 31, 2014 and 2013.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value recognition provisions of ASC Topic 718, Stock Compensation.

The company granted 4,000 and 28,500 shares of common stock as a bonus to various employees on December 31, 2014 and 2013, respectively.  The Company estimated the fair market value to be $0.50 per share (based on the estimated fair market value of the Company's stock on the date of grant) and as a result, recorded stock based compensation in the amount of $2,000 and $14,250 under general and administrative expenses in the accompanying Statement of Operations as of December 31, 2014 and 2013, respectably.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company's common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a "performance commitment" which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. However, situations may arise in which counter performance may be required over a period of time but the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Inventories and Provision for Excess or Expired Inventory

Inventories consist of raw materials, work in process, and finished goods. Raw materials, which principally consist of hops, other brewing materials and packaging, are stated at the lower of cost (first-in, first-out basis) or market value. The cost elements of work in process and finished goods inventory consist of raw materials and direct labor.

The provisions for excess or expired inventory are based on management's estimates of forecasted usage of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses on its raw materials.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE B – Summary of Significant Accounting Policies (Continued)

Inventories and Provision for Excess or Expired Inventory  (Continued)

The computation of the excess hops inventory requires management to make certain assumptions regarding future sales growth, product mix, new products, cancellation costs, and supply, among others. The Company manages inventory levels and potential purchase commitments in an effort to maximize utilization of hops on hand and hops under commitment. The Company's accounting policy for hops inventory and potential purchase commitments is to recognize a loss by establishing a reserve to the extent inventory levels and commitments exceed management's expected future usage. To date, the amount has been immaterial.

The Company used the 'just in time' method to process orders. As a result, the Company had minimal inventory on hand and did not recognize any provision for excess or expired inventory.

Property and Equipment

Property and equipment are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Kegs	5 years

Machinery and equipment	7 years

Office equipment and furniture, and vehicles	5 years

Leasehold improvements	Lesser of the remaining term of the lease or estimated useful life of the asset

Long-lived Assets

The Company's long-lived assets consisted of property and equipment and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management's estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2014, the Company had not experienced impairment losses on its long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.  However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

Refundable Deposits on Kegs

The Company distributes its draft beer in kegs to wholesalers. All kegs are leased or owned by the Company. Purchased kegs are reflected in the Company's balance sheets in property and equipment at cost of approximately $130,000 and $134,000 as of December 31, 2014 and 2013, respectively. Upon shipment of beer to wholesalers, the Company collects a refundable deposit on the kegs which are included in the accrued expenses in current liabilities in the Company's balance sheets. Refundable keg deposits were approximately $51,000 and $53,000 as of December 31, 2014 and 2013, respectively. Upon return of the kegs to the Company, the deposit is refunded to the wholesaler.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE B – Summary of Significant Accounting Policies (Continued)

Refundable Deposits on Kegs  (Continued)

The Company has experienced some loss of kegs and anticipates that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the homogeneous nature of kegs owned by most brewers and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company's loss experience is not atypical. The Company believes that the loss of kegs, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by wholesalers, records maintained by other third party vendors and historical information to estimate the physical count of kegs held by wholesalers. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates.

Due to Related Parties

The Company received advances or had expenditures made on the Company's behalf from shareholders for operating expenses and property and equipment purchases. The amounts received or expenditures do not bear interest or have a maturity date. During the fiscal year ending December 31, 2014 fees paid on behalf of the Company totaling $4,000 were recorded under additional paid in capital in the accompanying Balance Sheet with a balance due of nil.  During the fiscal year ending December 31, 2013, the Company did not receive any advances nor have any expenditures made on the Company's behalf.

Noncash Equity Transactions

Shares of equity instruments issued for noncash consideration are recorded at the estimated fair market value of the consideration received based on the estimated market value of services to be rendered, or at the estimated value of the goods received.

During the period ended December 31, 2013, the Company issued fully vested 990,000 post reorganization shares of common stock and fully vested warrants to purchase 1,000,000 post reorganization shares of common stock to a consultant for services to be performed.  The Company estimated the fair market value of the common shares and warrants to be $188,500, which the Company originally recorded under prepaid expenses in the accompanying balance sheet.  The Company has amortized the prepaid expense to general and administrative expense in the accompanying statement of operations beginning October 1, 2013.  For the year ended December 31, 2014 and 2013 the company amortized to expense $94,250 and $94,250, respectively.  At December 31, 2014 and 2013, the unamortized balance was $0 and $94,250, respectively, and is recorded under prepaid expense in the accompanying balance sheet.

During the period ended December 31, 2014, the Company issued 1,302,500 fully vested non-forfeitable post reorganization shares of common stock to third party consultants for services to be performed.  The Company estimated the fair market value of the common shares to be $726,800 (based on the stock price on the date of grant), which the Company has recorded under prepaid expenses (also, in addition $5,184 related to warrants granted to consultants) in the accompanying balance sheet at December 31, 2014.  The Company is amortizing the prepaid expense to general and administrative expense in the accompanying statement of operations over the service period from January 1, 2014 to September 30, 2015.  For the year ended December 31, 2014 the company amortized as expense general and administrative expense $654,699 in the accompanying statement of operations.  At December 31, 2014, the unamortized balance was $75,989 (including $3,888 related to warrants granted to consultants), and is recorded under prepaid expense in the accompanying balance sheet.

During the period ended December 31, 2014, the company issued 75,000 shares of common stock to a Board Member for services rendered.  The Company estimated the fair market value to be $150,000 (based on the stock price on the date of grant) which was recognized as expense under general and administrative expense in the accompanying statement of operations as of December 31, 2014.

Revenue Recognition

The Company recognizes revenue on product sales at the time when the product is shipped and the following conditions are met: persuasive evidence of an arrangement exists, title has passed to the customer according to the shipping terms, the price is fixed and determinable, and collection of the sales proceeds is reasonably assured. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the statements of operations. Revenue recognized was approximately $1,070,000 and $985,000 for years ended December 31, 2014 and 2013, respectively.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE B – Summary of Significant Accounting Policies (Continued)

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the "TTB") regulations which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes were approximately $26,000 and $16,000 for the years ended December 31, 2014 and 2013, respectively.

Shipping and Handling Costs

Shipping and handling costs for all wholesale sales transactions are billed to the customer and are included in cost of goods sold for all periods presented.

Cost of Goods Sold

Cost of goods sold mainly consisted of raw material costs, packaging costs, direct labor and certain overhead allocated costs. Costs are recognized when the related revenue is recorded.

Advertising, Promotions and Sales

Advertising, promotional and selling expenses consisted of sales salaries, tap handles, media advertising costs, sales and marketing expenses, and promotional activity expenses and are recognized when incurred in the accompanying statement of operations. Advertising, promotional and sales expenses were $155,982 and $174,014 for the years ending December 31, 2014 and 2013, respectively.

General and Administrative Expenses

General and administrative expenses consisted of professional service fees, rent and utility expenses, meals, travel and entertainment expenses, and other general and administrative overhead costs. Expenses are recognized when incurred.

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs and customer incentives, are a common practice in the alcohol beverage industry. The Company incurs customer program costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50,  Revenue Recognition—Customer Payments and Incentives, based on the nature of the expenditure.

The Company did not incur any significant customer programs and incentive costs for the years ended December 31, 2014 and 2013.

Income Taxes

The Company had elected to be taxed under the provisions of subchapter S of the Internal Revenue Code for federal and state purposes. Under these provisions, the Company did not pay US corporate income taxes on its taxable income. However, the Company was subject to various state and franchise taxes. In addition, the stockholders are liable for individual federal and state income taxes on the Company's taxable income.

The Company's S-Corporation election terminated in June 2013 in connection with the expectation of the initial public offering of the Company's common stock and the issuance of preferred stock which automatically terminated the Company's subchapter S status. From the Company's inception in 2010, it was not subject to federal and state income taxes since it was operating under an S-Corporation election. As of June 1, 2013, the Company became subject to corporate federal and state income taxes.  The financial statements presented herein, are presented as the Company being subject to S-corporation taxes for the periods being presented. See Note L for unaudited pro-forma effect on historical financial information to show the impact if the Company had been subject to C-corporation taxes for the periods being presented.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE B – Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

Effective June 1, 2013, under the asset and liability method prescribed under ASC 740, Income Taxes, the Company uses the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2014, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal tax examinations nor has it had any federal income tax penalties since its inception.

For federal tax purposes, the Company's 2011 through 2014 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. As the Company incurred net losses for the years ended December 31, 2014 and 2013 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive. Therefore, basic and dilutive net income (loss) per share were the same. If the Company had net income, potential dilutive securities consists of warrants to purchase 1,025,000 and 1,000,000 shares of common stock as of December 31, 2014 and 2013, respectively.

Segment Information

The Company operates in two segments in accordance with accounting guidance Financial Accounting Standards Board ("FASB") ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280. See additional discussion at Note K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had an accumulated deficit of approximately $2,125,000 and $875,000 December 31, 2014 and 2013, respectively, had a net loss of approximately, $1,250,000 and $330,000 for the years ended December 31, 2014 and 2013, respectively, and negative working capital of approximately $457,000 at December 31, 2014.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

While the Company is attempting to increase sales and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations.  Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate additional revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE B – Summary of Significant Accounting Policies (Continued)

Reclassification

For the year ending December 31, 2013 the Company reclassified $200,295 from advertising, promotional and selling and $133,989 from general and administrative to cost of goods sold for consistency with the current year financial statement presentation.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance regarding management's responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2017, and for annual periods and interim periods thereafter. The Company does not expect that the adoption of this ASU to have a material effect on the Company's financial position, operations, or cash flows.
In May 2014, the FASB issued ASU 2014-09, which will update Codification topic: Revenue from Contracts with Customers. The principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after Dec. 15, 2016, including interim periods therein. Management is currently evaluating the impact ASU 2014-09 will have on our financial position, results of operations and cash flows.
In April 2014, FASB issued ASU 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment  (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal  of part of an organization that has a major effect on its operations and financial results is a discontinued operation. The amendments will be  effective for the Company for annual periods and interim periods within those annual periods beginning after December 15, 2014, with early  implementation of the guidance permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, (ASU 201502). ASU 2015-02 modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of  variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary  beneficiary determination, and (iv) certain investment funds. These changes reduce the number of consolidation models from four to two and  place more emphasis on the risk of loss when determining a controlling financial interest. This guidance is effective for public companies for  fiscal years beginning after December 15, 2015. We are in the process of evaluating the adoption of this ASU, and do not expect this to have a  material effect on our consolidated results of operations and financial condition.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a  Performance Target Could Be Achieved After the Requisite Service Period. The amendments in the ASU require that a performance target that  affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply  existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to  account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost  should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the  compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes  probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized  prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite  service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance  target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after  December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's  financial position and results of operations.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE C – Inventories

Inventories consist of raw materials, work in process, and finished goods. Raw materials, which principally consist of hops, other brewing materials. The Company has yearly contracts with vendors to supply essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply or price fluctuations. The cost elements of work in process and finished goods inventory consist of raw materials, direct labor and direct overhead. Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. Inventories are generally classified as current assets.

Inventories consisted of the following as of:

	December 31,
	2014	2013

Raw materials	$13,011	$7,040
Work in process	53,145	22,400
Finished goods	14,150	1,248

	$80,306	$30,688

NOTE D – Other Assets

Other assets consisted of the following as of:

	December 31,
	2014	2013

Rent deposit	$12,817	$12,817
Equipment deposit	1,140	119,346

	$13,957	$132,163

The Company transferred approximately $118,000 out of Equipment Deposit to property and equipment for assets received and placed into service during the year ended December 31, 2014.

NOTE E – Property and Equipment

Property and equipment consisted of the following as of:

	December 31,
	2014	2013

Machinery and equipment	$1,006,455	$444,752
Kegs	130,445	134,345
Trucks	21,401	21,401
Office equipment and furniture	65,418	17,071
Leasehold improvements	130,040	62,707
	1,353,759	680,276
Less accumulated depreciation	(361,620)	(259,440)

	$992,139	$420,836

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE E – Property and Equipment (continued)

Property and equipment at December 31, 2014 and 2013, included fixed assets acquired under capital lease agreements of approximately $169,000 and $160,000, respectively, and accumulated depreciation on these assets was approximately $96,000 and $67,000 respectively

Depreciation and amortization expense was approximately $169,000 and $103,000 for the years ended December 31, 2014 and 2013, respectively.

NOTE F – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	December 31,
	2014	2013

Accrued officer compensation	$600,000	$460,000
Refundable deposits on kegs	50,834	52,689
Accrued payroll and payroll taxes	14,958	22,791
Other accrued liabilities	12,136	7,649

	$677,928	$543,129

NOTE G – Notes Payable and Capital Leases

Notes payable and capital leases consisted of the following as of:

	December 31,
	2014	2013

Notes payable	$-	$1,459
Capital leases	12,923	27,665
	12,923	29,124
Less current portion	(7,910)	(24,182)

	$5,013	$(4,924)

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE G – Notes Payable and Capital Leases (continued)

Notes Payable

On or about April 30, 2012, the Company issued an unsecured $15,000 note payable to a third party. The note bears interest at 10% annually, monthly principal and interest payments of $750, and matures two years from the date of issuance. Principal payments of approximately $1,500 and $8,400 were made in fiscal years 2014 and in fiscal year 2013, respectively. At December 31, 2014 and 2013, the outstanding balance was $0 and $1,459, respectively.

During September 30, 2013, the Company borrowed $30,000 from NUWA Group, LLC.  The note bears interest at 0%, matures December 15, 2013 and has a default rate of 5%.  The $30,000 note was paid in full on December 17, 2013.

Interest expense for these notes payable was approximately $20 and $1,300 for the years ended December 31, 2014 and 2013, respectively.

Notes Payable to Shareholders

During 2011, the Company borrowed $50,490 from a shareholder, which the Company and shareholder formalized into a note payable on or about February 1, 2012. The note requires no principal payments until due. The note bears interest at 10% annually and matures two years from the date of issuance. No principal payments had been made.

On or about October 1, 2012, the Company issued an unsecured $14,280 note payable to a shareholder. The note requires no principal payments until due. The note bears interest at 10% annually and matures two years from the date of issuance. No principal payments had been made.

On or about November 26, 2012, the Company issued an unsecured $10,260 note payable to a shareholder. The note bears interest at 10% annually and matures two years from the date of issuance with no monthly principal payments required. No principal payments had been made.

During the year ended December 31, 2013, the Company issued a series of unsecured notes payable to shareholders for amounts between $3,800 and $28,195, for a total of approximately $84,000, of which approximately $28,000 was used to finance the purchase of property and equipment. The notes required no principal payments until due, were to mature on various dates between December 31, 2013 and December 30, 2015. The notes were to bear interest at 10% annually. No principal payments had been made.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE G – Notes Payable and Capital Leases (continued)

Notes Payable to Shareholders (Continued)

On December 31, 2013 all Notes Payable to shareholders and accrued interest were converted into 355,354 share of common stock.  The total principle of the debt totaled $158,925 and accrued interest totaled $18,752.  The combined balance of $177,677 was converted into 355,354 shares of common stock with an estimated fair market value of $0.50 per share.

Interest expense was approximately $0 and $13,000 for the years ended December 31, 2014 and 2013 respectively.

Capital Leases

The Company has entered into various capital lease agreements to obtain property and equipment for operations. These agreements range from 2 to 3 years with interest rates ranging from 5% to 6%. These leases are secured by the underlying leased property and equipment.

In 2012, the Company entered into one capital lease agreement for machinery and equipment. Monthly payments are approximately $1,600, the lease terminates in March 2015. The lease provides for a bargain purchase option at the termination of the lease. As of December 31, 2014, total remaining payments under this lease is approximately $5,000. The Company accounts for this arrangement as a capital lease.

On or about April 4, 2014 the Company entered into a capital lease for security cameras and monitoring equipment with a third party. The initial rental period is a term of 39 months, with the first 3 months payments waived.  The agreement provides for a bargain purchase price at the termination of the lease.  Monthly lease fees are $275 per month for the 36 months in which payments are due with a remaining balance of approximately $8,000 on December 31, 2014

As of December 31, 2014, the capitalized amount of the equipment, truck, office equipment and accumulated depreciation was approximately $139,000, $21,000, $9,000 and $96,000, respectively.

As of December 31, 2013, the capitalized amount of the equipment, truck and accumulated depreciation was approximately $139,000, $21,000, and $67,000, respectively.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE G – Notes Payable and Capital Leases (Continued)

Capital Leases (Continued)

The minimum lease payments are as follows:

2015	$8,283
2016	3,300
2017	1,925
Less amount representing interest	(585)
12,923
Current Portion	(7,910)
Long-term Portion	$5,013

NOTE H – Equity

Voting Common Stock

Prior to the reorganization in June 2013, the Company had authorized 100,000 shares of voting common stock authorized and had 1,115 shares outstanding.
Nonvoting Common Stock

Prior to the reorganization in June 2013, the Company had authorized 100,000 share of nonvoting common stock and had 9,700 shares outstanding.

Common and Preferred Stock

In June 2013, pursuant to a unanimous written consent of voting shareholders' and Board of Directors of the Company, the Company reorganized by way of a recapitalization of its capital structure on a tax free basis. In connection with the reorganization, the voting and nonvoting stock was exchanged for an aggregate of 8,000,000 shares of Common Stock and 250,000 shares of Preferred Stock.

During December 31, 2013 the Company sold 1,230,000 shares of common stock pursuant to a private placement memorandum to various investors at $0.50 per share resulting in net proceeds of $549,550 (net of commissions paid of $65,450) in cash received during the fiscal year ended December 31, 2013.

The company converted $177,677 shareholder debt and accumulated interest into 355,354 Common Shares on December 31, 2013 with an estimated fair market value of $0.50 per share (based on the share price on the date of grant).

During the period ended December 31, 2013, the Company issued 990,000 post reorganization shares of common stock and warrants to purchase 1,000,000 post reorganization shares of common stock to a consultant for services to be performed.  The Company estimated the fair market value of the common shares and warrants to be $188,500. (See Note J)

During the year ended December 31, 21013, the company issued 28,500 shares of common stock as a bonus to various employees on December 31, 2013.  The Company estimated the fair market value to be $0.50 per share (based on the share price on the date of grant) and as a result, recorded Stock Based Compensation in the amount of $14,250 under general and administrative expenses in the accompanying Statement of Operations as of December 31, 2013.

During the period ended December 31, 2013, the Company issued 13,000 shares of common stock to third party service providers for services rendered.  The Company estimated the fair market value to be $0.50 per share (based on the share price on the date of grant) and as a result, recorded expenses of $6,500 under general and administrative expenses in the accompanying statement of operations as of December 31, 2013.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE H – Equity (Continued)

Common and Preferred Stock (Continued)

During the period ended December 31, 2014, the Company issued 1,302,500 post reorganization shares of common stock to third party consultants for services to be performed.  The Company estimated the fair market value of the common shares to be $726,800 (based on the share price on the date of grant).

During the year ended December 31, 2014, the Company issued 75,000 shares to a member of the Board of Directors. The Company estimated the fair market value to be $150,000 (based on the share price on the date of grant) and recorded the amount to stock based compensation under general and administrative expense in the accompanying statement of operations for the year ended December 31, 2014

During the year ended December 31, 2014, the Company sold 716,866 shares of common stock to various investors at $0.50 per share resulting in net proceeds of $345,233 (net of commissions paid of $13,200) in cash received.

During the period ended December 31, 2014, the company issued 4,000 shares of common stock to employees for services rendered.  The Company estimated the fair market value to be $2,000 (based on the stock price on the date of grant) and recorded the amount to compensation under general and administrative expense in the accompanying statement of operations as of December 31, 2014.

Furthermore, the Company's articles of incorporation were amended. Pursuant to the amended articles of incorporation, the Company is authorized to issue 50,000,000 shares of common stock, each having a par value of $0.001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested. The Corporation is also authorized to issue 1,000,000 Series A Preferred Shares, each having a par value of $0.001. The Series A Preferred Shares may carry voting rights, distribution rights, dividend rights, redemption rights, liquidation preferences and conversions as designated by the Board of Directors. As of December 31, 2014, the designation of Series A Preferred Shares as follows:

Rank – Except for voting rights specifically granted to the Series A Preferred Shares shall rank (i) prior to any class or series of capital stock the Company herein after created not specifically ranking by its terms senior to or on parity with any Series A Preferred Stock or whatever subdivision; and (ii) parity with any class or series of capital stock of the Company hereafter created specifically ranking by its terms on parity of Series A Preferred Stock in each case as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Dividends – The Series A Preferred Stock is eligible for dividends at the discretion of the Board of Directors.

Liquidation Preference – Liquidation preference with respect to each share of Series A Preferred Stock means an amount equal to the Stated Value thereof.

Conversion and Redemption – The Series A Preferred Shares have no conversion or redemption rights.

Voting – Each share of Series A Preferred Stock shall have 500 votes for any election or other vote placed before the shareholders of the corporation.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE H – Equity (Continued)

Warrants

On September 17, 2013 the Company granted fully vested warrants to purchase 1,000,000 shares of common stock to NUWA Group, LLC with an exercise price of $1.00 of which none have been exercised as of December 31, 2014. The warrants vest immediately and the Company estimated the fair market value of these warrants at $40,000 (based on the Black-Scholes option pricing model) and has fully amortized as of December 31, 2014.

On October 26, 2014 the Company granted warrants to purchase 25,000 shares of common stock to Mark Savage and Dave Weiner with an exercise price of $0.50 of which none have been exercised as of December 31, 2014. The warrants vest immediately and the Company estimated the fair market value of these warrants at $5,184 and has recorded a prepaid expense asset in the accompanying balance sheets for the period ended December 31, 2014 and is amortizing the amounts to expenses over the current period. As of December 31, 2014, the Company has amortized approximately $1,000 to general and administrative expenses in the accompanying statement of operations for the period ended December 31, 2014.

The following assumptions were used to derive the value of the each of the warrants granted based on the Black-Scholes pricing model:

	NUWA	Savage & Weiner
Grant date	9/17/2013	10/26/2014
Stock price	$0.15	$0.50
Risk-free interest rate	0.40%	0.11%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	3	1.5
Expected volatility	100%	161%
Estimated forfeiture rate	0%	0%

Expected volatility is based on the Company's expected historical volatility and analysis of comparable companies in the industry in which the company operates.  The risk free rate of interest represents the implied yield from the U.S. Treasury zero coupon yield of the contractual term of the warrants.  Expected dividend is 0% because the Company has not and does not expect to pay dividends in the future.  Forfeiture rate is 0% because the Company does not expect these warrants to be forfeited in the future.
The following tables summarize information about warrants outstanding as of December 31, 2014:

	Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants in Months	Date of Expiration	Intrinsic Value
NUWA Warrants	$1.00	1,000,000	22	9/17/2016	$
Savage and Weiner Warrants	0.50	25,000	59	10/26/2019	$
	$0.99	1,025,000	23

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE H – Equity (Continued)

Warrants (Continued)

The intrinsic value of the warrants was $0 and $0 at December 31, 2014 and 2013, respectively.  The following tables summarize the changes warrants issued and outstanding for the year ended December 31, 2014 and 2013 Fiscal Period:

	2014	2013
Beginning balance	1,000,000	-
Warrants issued	25,000	1,000,000
Warrants exercised	-	-
Ending balance, December 31	1,025,000	1,000,000

Remaining unamortized warrant value to be expensed in future periods is approximately $4,000

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

The Company's potential dilutive securities issued or outstanding for the years ended December 31, 2014 and 2013 consists of warrants to purchase an aggregate of 1,025,000 and 1,000,000 shares of common stock, respectively. However, due to the Company incurring net losses, such potential dilutive securities were not included in the dilution calculation as such would be anti-dilutive.. Therefore, there was no difference in the basic and dilutive earnings (loss) per share.

The following table sets forth the computation of basic and diluted net income per share:

	For the Years
	Ended December 31,
	2014	2013

Net loss attributable to common stockholders	$(1,249,774)	$(330,342)

Basic weighted average outstanding shares of common stock	12,385,640	8,285,000
Dilutive effect of common stock equivalents	-	-
Dilutive weighted average common stock equivalents	12,385,640	8,285,000

Net loss per share of voting and nonvoting
common stock Basic and Diluted	(0.10)	$(04)

NOTE J – Commitments and Contingencies

Legal

The Company is not involved in any legal matters arising in the normal course of business.  While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE J – Commitments and Contingencies (Continued)

Purchase Commitments

The Company entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2018 and specify both the quantities and prices to which the Company is committed. As of December 31, 2014, hops purchase commitments outstanding was approximately $926,000.  As of December 31, 2014, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

Remaining 2014	$23,000
2015	177,000
2016	230,000
2017	229,000
2018	271,000
Total	$930,000

These commitments are not accrued in the balance of the Company at December 31, 2014.  In addition, the Company has elected not to recognize the purchase contracts as cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedges.  During the year ended December 31, 2014, the Company had approximately $20,000 of purchase obligations under purchase contracts, which the Company was able to assign to other third party buyers.  As a result, the purchase commitment was transferred to those third parties as of December 31, 2014.

Operating Lease Commitments

On or about December 1 2013, the Company entered into a facilities lease with a third party. The lease term is 25 months. The monthly base rent of $4,709 increases annually based on the Consumer Price Index All Urban Consumers U.S. City Average. Monthly rent payments also include common area maintenance charges, taxes, and other charges. As of December 31, 2014, the minimum monthly lease payment was $4,753.  Rent expense was approximately $48,000 and $43,000 for the fiscal year ended December 31, 2014 and 2013 respectively.  On or about December 24, 2014 the company amended this lease to add an additional 2,016 square feet of warehouse space. Beginning January 2015 the minimum lease payment is $5,424.

On or about September 28, 2011, the Company entered into a keg rental supply and services agreement with a third party. The initial rental period is a term of 36 months, and began on the date of delivery of the kegs. The agreement automatically extends on month-to-month basis for an additional 36 months, unless terminated by either party with a 30 day notice. Monthly keg rental fees are $512 and $476 for the initial and extended rental period, respectively. A deposit of $4,000 was made prior to delivery.  This lease is on a month-to-month basis as of December 31, 2014.

On or about October 21, 2011, the Company entered into a keg rental supply and services agreement with a third party. The initial rental period is a term of 36 months, and began on the date of delivery of the kegs. The agreement automatically extends on month-to-month basis for an additional 36 months. After the 72nd month, the Company can elect to enter into a final 24 month rental period. At the conclusion of the final rental period the Company can purchase the kegs between $40 to $50 each. Monthly keg rental fees are $670, $622, and $500 for the initial, extended and final rental period.  This lease is on a month-to-month basis as of December 31, 2014.

On or about January 24, 2012, the Company entered into a keg rental supply and services agreement with a third party. The initial rental period is a term of 36 months, and began on the date of delivery of the kegs. The agreement automatically extends on month-to-month basis for an additional 36 months. After the 72nd month, the Company can elect to enter into a final 24 month rental period. At the conclusion of the final rental period the Company can purchase the kegs between $40 to $50 each. Monthly keg rental fees are $670, $622, and $500 for the initial, extended and final rental period. A deposit of $4,000 was made prior to delivery. This lease is on a in the initial rental period as of December 31, 2014.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE J – Commitments and Contingencies (Continued)

Aggregate minimum annual rental payments for all operating lease agreements as of December 31, 2014, are as follows:

2015	65,000
$65,000

Keg lease expense was approximately $22,000 and $24,000 for fiscal years ended December 31, 2014 and 2013 respectively.

Consulting Agreement

During the year ended December 31, 2013, the Company entered into a consulting and professional services agreement with a third party. The following represents a summary of the agreement which does not include all aspects that a specific reader of these statements may require, as a result, the Company advises any investor or debt holder to inquire management for an opportunity to read the agreement in full. The agreement required the Company to issue to the third party 9.99% of the outstanding shares of common stock, aggregating to 990,000 fully vested non-forfeitable shares of common stock, and warrants equal to 10% of the outstanding shares of common stock, aggregating to 1,000,000 shares of common stock at an exercise price of $1.00 per share for services to be performed.
The Company estimated the fair market value of the common stock to be $0.15 per share for a total value of $148,500.
The Company estimated the fair market value of the warrants granted to be $40,000.  The Company estimated the fair market value of the warrants using the Black-Scholes option pricing model, since the warrants were fixed in number of shares to be purchased and exercise price.
As a result, the Company originally recorded the estimated fair market value of the common stock issued of $148,500 and the estimated fair market value of the warrants granted of $40,000, for a total combined value of $188,500 as a prepaid expense in the accompanying balance sheet.
The Company was amortizing the prepaid expense to general and administrative expense in the accompanying statements of operations over an estimated service period of six months, with service beginning on October 15, 2013. As of December 31, 2014 and 2013, the Company has amortized $94,250 and $94,250 to general and administrative expense, respectively and had an unamortized balance of $0 and $94,250 recorded under prepaid expenses in the accompanying balance sheet at December 31, 2014 and 2013, respectively.
As of March 31, 2014, all services were deemed to have been performed pursuant to the agreement with no additional amount due or shares of common stock to be issued.  The Company paid $13,200 and $64,450 in fees pursuant to this agreement during December 31, 2014 and 2013, respectively.

During the years ended December 31, 2014 and 2013, NUWA paid approximately $30,000 and $56,000, respectively, of expense related to the initial public offering on the Company's behalf. The payments were considered contributed capital and expense of the stock issuance.  As a result, the net effect on additional paid in capital is nil.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

 NOTE J – Commitments and Contingencies (Continued)

Consulting Agreement (Continued)

During the fiscal year ended December 31, 2014, the Company entered into various consulting agreements for services to be provided over terms from from three to twelve months for a total of 1,302,500 shares of fully vested and non-forfeitable common stock.  The Company valued these shares at $726,800 (based on the estimated fair market value of the Company's stock on the date of grant) and recorded a prepaid expense on the accompanying balance sheet for the period ended December 31, 2014 then amortized $654,700 of the total $726,800 expense to general and administrative expense over the term of the agreement in the accompanying statements of operations for the period ended December 31, 2014 with the remaining balance of $72,100 as a prepaid expense asset on the accompanying balance sheet for the period ended December 31, 2014.

On October 26, 2014, the Company entered into a consulting agreement in exchange for 25,000 warrants to purchase 25,000 shares of common stock. The Company valued the warrant at $0.06 per share (based on the Black-Scholes option pricing model on the date of grant) and recorded a prepaid expense on the accompanying balance sheet for the period ended December 31, 2014 then amortized $1,295 of the total $5,184 expense to general and administrative expense over the term of the agreement in the accompanying statements of operations for the period ended December 31, 2014 with the remaining balance of $3,889 as a prepaid expense asset on the accompanying balance sheet for the period ended December 31, 2014.

NOTE K – Segment Information

The Company's operations are classified into the sale of alcohol to retail customers through the Company's tasting room, and wholesale sales to distributors. Our retail division is located in the greater Seattle, Washington area and serves walk-in customers seven days a week. Our wholesale division sells to distributors primarily in the greater Seattle, Washington area. Although both segments are involved in the sale and distribution of alcohol, they serve different customers and are managed separately, requiring specialized expertise. We determined our operating segments in accordance with FASB ASC Topic 280, Segment Reporting.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE K – Segment Information (Continued)

Results of the operating segments are as follows:

	December 31, 2014
	Retail	Wholesale	Total
Sales	$300,439	$769,459	$1,069,898
Less excise taxes	7,350	18,900	26,250
Net revenue	293,089	750,559	1,043,648
Cost of goods sold	246,249	633,213	879,462
Gross profit	$46,840	$117,346	$164,186

Accounts receivable	$-	$43,779	$43,779

Depreciation Expense	7,138	162,264	169,402
Property and equipment,
net of accumulated depreciation	$49,316	$942,823	$992,139

	December 31, 2013
	Retail	Wholesale	Total

Sales	$274,676	$709,938	$984,614
Less excise taxes	4,372	11.299	15,671
Net revenue	270,304	698,639	968,943
Cost of goods sold	191,685	492,906	684,591
Gross profit	$78,619	$205,733	$284,352

Accounts receivable	$-	$30,166	$30,166

Depreciation Expense	3,414	99,792	103,206
Property and equipment,
net of accumulated depreciation	$46,292	$374,544	$420,836

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE L – INCOME TAX FOR YEAR ENDED DECMEBER 31, 2014

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31, 2014 are as follows:

Net operating loss carry forward	$377,000
Accrued expenses – temporary differences	47,000
Total deferred tax asset	424,000
Valuation allowance	(424,000)
Net deferred asset	$-

The Company's net loss before income taxes was $1,265,000 for the fiscal year ended December 31, 2014.  The income tax provision for the period ended December 31, 2013 consists of the following:

Current tax expense	$345,000
Change in deferred tax asset	(345,000)

Total Income tax	$-

The reconciliation of the results of applying the Company's effective statutory federal income tax rate of 34% for the year ended December 31, 2014 to the company's income tax and the Company's provision for income tax is as follows:

Federal income taxes	34%
State income tax	-
Change in deferred tax asset	(34)%
Total income tax	-

For the Year ended December 31, 2013

For the period January 1, 2013 to June 30, 2013, the Company was taxed as a subchapter S-Corporation and therefore did not have a material federal or state tax liability. In June 2013, the Company, in contemplation of an initial public offering of the Company's common stock, issued preferred stock. In accordance with Internal Revenue Service regulations, the issuance of preferred stock automatically terminated the Company's subchapter S status, resulting in the conversion of the Company to a C-Corporation. The financial statements, herein, have been presented as subchapter S-Corporation for these periods presented. The Company's net loss before income taxes totaled approximately $331,000 for the years ended December 31, 2013. Below is presented to show the pro-forma tax effect on the company and the historical financial information presented herein. The pro-forma information is not indicative of what is to be expected on future operations of the Company on a pro-forma basis.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE L – INCOME TAX FOR YEAR ENDED DECMEBER 31, 2014 (Continued)

The Company's unaudited pro-forma deferred tax assets and liabilities would consist of the following:

December 31,
2013
Current Assets and Liabilities:
Accrued Expenses	$156,000
Net operating loss	298,000
Total	454,000
Valuation Allowance	(454,000)
Unaudited Pro-Forma Total Deferred Tax Asset, Net	-
Variance	-
As reported	$-

The unaudited pro-forma provisions for income taxes for the years ending December 31 consist of the following:

December 31,
2013
Deferred tax (benefit) expense	$-
Current provision	-
Unaudited Pro-Forma Total Provision for Income Taxes
Variance	-
As reported	$-

The items accounting for the difference between unaudited pro-forma income taxes computed at the federal statutory rate and the unaudited pro-forma provision for income taxes are as follows:

	2013
		Impact on
	Amount	Rate
Income tax (benefit) expense	$(116,000)	35.00%
State tax, net of Federal effect	-	-
Permanent differences	-	-
Valuation allowance	116,000	35.00%
Total Pro-Forma Provision	$-	-%

Income Tax Provision

As noted above, the Company converted from a Subchapter S corporation for tax purposes to a C corporation for tax purposes as of June 30, 213. For the six months period ended June 30, 2013 the taxable loss of the Company was allocated to the shareholders of the Company at such time. Therefore, no provision or liability has been included in the financial statements for this relevant period when the Company was in existence as a Subchapter S corporation. At that date, the Company would have has a deferred tax asset in the amount of approximately $375,000 had they been taxed as a C Corporation with a valuation of 100% being allocated to such deferred tax asset. Tax information below is based on the Corporation tax status as a C Corporation from July 1, 2013 to the year ended December 31, 2013.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE L – INCOME TAX (UNAUDITED) (Continued)

Income tax provision for the period ended December 31, 2013 consists of the following:

Current tax expense	$116,000
Effect of change in tax status	(37,000)
Change in deferred tax asset	(79,000)

Total Income tax	$-

The reconciliation of the results of applying the Company's effective statutory federal income tax rate of 34% for the year ended December 31, 2013 to the Company's income tax and the Company's provision for income tax is as follows:

Federal income taxes	34%
State income tax	-
Effect of change in income tax status	( 8%)
Change in deferred tax asset	( 26%)
Total income tax	-

The Components of deferred tax assets as of December 31, 2013 is as follows:

Net operating loss carry forward	$56,000
Accrued expenses – temporary differences	23,000
Total deferred tax asset	79,000
Valuation allowance	(79,000)
Net deferred asset	$-

NOTE M – Subsequent Events

The Company evaluated subsequent events occurring up to the date of issuance of the financial statements.

On or about January 16, 2015 the company entered into a loan payable with a principle amount of $124,322 with monthly payments of $7,539 of which $2,590 is for principle and $628 for interest over a four year term.  The Company intends to use these funds for purchasing equipment, installation and marketing.

On March 2, 2015, the Company issued 100,000 shares of Common Stock to a non-affiliated third party for consulting services rendered.

In conjunction with the assets purchase on April 1 on or about March 26, 2015 the Company entered into three promissory notes for $50,000 each with repayment terms of 60 days with no monthly payments required. The notes carry an interest rate of 8% per annum, a 1.5% of principle loan fee and additional consideration of restricted common stock totaling 230,000 shares.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE M – Subsequent Events (continued)

On April 1, 2015 the Company, entered into an Asset Purchase Agreement whereby the Company acquired substantially all of the operating assets of  B&R Liquid Adventure, LLC a California Limited Liability Company ("B&R"), a company engaged in the manufacture of Bucha Live Kombucha, a gluten free, organic certified, sparkling kombucha tea. On April 1, 2015, the parties executed all documents related to the Acquisition.

Upon the closing of the Acquisition, the Company received substantially all of the operating assets of B&R, consisting of inventory, fixed assets and intellectual property valued at $275,000 in exchange for 1,479,290 shares of common stock valued at $500,000, a cash payment of $260,000, and a secured promissory note in an amount of $140,000. See Form 8-k filed with the SEC on April 2, 2015 for more detailed information.

On March 25, 2015, the Company entered into a Preferred Stock Purchase Agreement with an unaffiliated third party, whereby the Company sold 176,734 shares of its Series B Preferred Stock for a purchase price of $200,000.  In addition to the shares of Preferred Stock, the purchaser also received a Promissory Note in an amount of $200,000.

On March 31, 2015, the Company entered into a Preferred Stock Purchase Agreement with an unaffiliated third party, whereby the Company sold 53,073 shares of its Series B Preferred Stock for a purchase price of $60,000.  In addition to the shares of Preferred Stock, the purchaser also received a Promissory Note in an amount of $60,000.

On March 25, 2015, the Company designated 229,807 of its remaining 750,000 Preferred Shares as Series B Preferred Shares.  The shares of Series B Preferred Stock rank even to the Company's Common Stock, are not eligible for dividends, have equal liquidation preference with our Common Stock, and have no voting rights.  The Series B Preferred Shares are convertible into eight shares of Common Stock for each share of Series B Preferred Stock held, with the limitation that no shares of Series B Preferred Stock may be converted in an amount that would result in the beneficial ownership of greater than 9.99% of the outstanding Common Stock of the Company.

The Series B Preferred Shares were sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

The Company's management conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act.  The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company's board of directors to allow timely decisions regarding required disclosure.

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

·	Since inception our chief executive officer also functions as our chief financial officer. As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.

·	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any material adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

·	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, as financial resources become available we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

·	Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name and Address	Age	Position(s)

Neil Fallon	48	Director,
180 West Dayton Street, Warehouse 102		Chief Executive Officer
Edmonds, WA 98020

Julie Anderson	55	Director,
180 West Dayton Street, Warehouse 102		Vice President
Edmonds, WA 98020

Simon Majumdar 180 West Dayton Street Warehouse 102 Edmonds, WA 98020	51	Director

The above listed officers and directors are not involved, and have not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Background Information about Our Officers and Directors

Neil Fallon has been Chief Executive Officer and a Director of the Company since inception, and was chosen to serve as a director of the company due to the fact that he is the founder of the company and possesses valuable business experience related to acting in a management role.  Neil Fallon previously owned his own residential real estate developing company, where he has developed and built over 100 homes sites through California and Washington States. He specialized in the development of infill properties averaging in the range of 30-50 home sites. His companies averaged approx $8,000,000 in annual revenues and employed hundreds of sub contractors.  Before moving to Washington, Mr. Fallon was a Business Development Manager at Netbrowser, a technology company focused on web-based facilities management.  He was responsible for traveling extensively throughout the United States and Europe and securing strategic alliances, establishing channel sales and performing installations and tune-ups of the Company's systems.  Mr. Fallon has a BA in Business Administration with Concentrations in Finance and Marketing from Western Washington University.  Mr. Fallon has no other work experience during the previous five years.

Julie Anderson has been Vice President and a Director of the Company since December 31, 2012, and was chosen to be  an officer and director of the Company due to her previous relationship with the Company and knowledge of the Company's business operations and goals .  From January 2011 until December 31, 2012, Ms. Anderson handled the Marketing, Promotion, and Social Media of American Brewing Company as well as oversight of the Tasting Room's operations. Also from September 2010 to May of 2011 she was a substitute Para-Educator for the University Place School District. In July of 2010 Ms. Anderson moved to Tacoma, WA from San Jose, CA. From December 1999 to June of 2010 Ms. Anderson was the office manager of Almaden Valley Counseling Service, a non-profit organization in San Jose, CA.  Ms. Anderson has no other work experience during the previous five years.

Simon Majumdar has been a director of the Company since August 14, 2014.  Mr. Majumdar is a world renowned broadcaster and author who has dedicated the second half of his life to fulfill his ambition to "Go Everywhere. Eat Everything". It is a journey that has taken him to all fifty states and to dozens of countries around the world. He has written two books; Eat My Globe and Eating for Britain. His latest book, Fed, White and Blue which catalogs his journey to American citizenship, was published by Avery Press (an imprint of Penguin Books) in 2015. Simon is also a well-recognized personality on the Food Network, regularly appearing on shows such as Iron Chef America, The Next Iron Chef, The Best Thing I Ever Ate, Cutthroat Kitchen, Extreme Chef and Beat Bobby Flay. He has also recently appeared as an expert commentator on National Geographic's major new series "EAT: The Story of Food".

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, other than as is discussed in this Annual Report.

Item 11. EXECUTIVE COMPENSATION

Neil Fallon, the Company's Chief Executive Officer and Director, receives a salary of $80,000 per year, which has been accrued during the years ended December 31, 2014 and 2013

Julie Anderson, the Company's Vice President and director receives an annual salary of $60,000 which has been accrued during the years ended December 31, 2014 and 2013.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2014, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 12,715,220 common shares were issued and outstanding as of December 31, 2014.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

Neil Fallon, CEO and Director (3)	5,689,639	44.7%

Julie Anderson, VP and Director (4)	1,731,236	13.6%

Simon Majumdar, Director	75,000	0.6%

All Officers and Directors as a Group	7,495,875	59%
(two persons)

Mark Meath	774,479	6.1%

NUWA Group, LLC (5)	1,267,838	9.9%

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	The Beneficial owner has sole voting and investment power with respect to the shares shown.

(3)
Includes 5,689,639 common shares and 225,000 preferred shares, which carry voting rights of 500 shares of common stock for every 1 share of preferred stock.  Including the common and preferred shares, Neil Fallon possesses the combined voting power of 118,189,639 shares of common stock, which is equal to 85.9% of the voting power of the common and Series A Preferred stock.

(4)
Includes 1,731,236 common shares and 25,000 preferred shares, which carry voting rights 500 shares of common stock for every 1 share of preferred stock.  Including the common and preferred shares, Julie Anderson possesses the combined voting power of 14,231,236 shares of common stock, which is equal to 10.3% of the  voting power of the common and Series A Preferred stock.

(5)
NUWA Group, LLC owns 1,267,838 common shares and 1,000,000 warrants for the purchase of 1,000,000 common shares issuable upon exercise by NUWA Group, LLC.  The warrants may not be exercised in an amount that would result in the beneficial ownership of greater than 9.99% of the outstanding common stock of the Company.

Preferred Stock

Name of Beneficial Owner	Amount or nature of beneficial ownership	Percentage of share ownership (1)

Neil Fallon,	225,000	90%

Julie Anderson, Vice President and Director	25,000	10%

All Officers and Directors as a Group (2 persons)	250,000	100%
______________

(1)
As of December 31, 2014, the Company had 250,000 shares of Series A Preferred Stock issued and outstanding.  The Preferred Shares carry voting rights of 500 votes for each share of Preferred Stock held.  There are no conversion or redemption rights associated with the Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In June 2013, pursuant to a unanimous written consent of voting shareholders' and Board of Directors of the Company, the Company reorganized by way of a recapitalization of its capital structure on a tax free basis. In connection with the reorganization, the voting and nonvoting stock was exchanged for an aggregate of 8,000,000 shares of Common Stock and 250,000 shares of Preferred Stock.

Furthermore, the Company's articles of incorporation were amended. Pursuant to the amended articles of incorporation, the Company is authorized to issue 50,000,000 shares of common stock, each having a par value of $0.001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested. The Corporation is also authorized to issue 1,000,000 Series A Preferred Shares, each having a par value of $0.001.  250,000 of the Preferred Shares have been designated as Series A Preferred Shares, and carry voting rights of 500 common shares for each share of Series A Preferred Stock held.

On August 14, 2014, the Company issued 75,000 shares of Common Stock to Simon Majumdar as compensation for his service as a member of the Company's board of directors.

On March 25, 2015, the Company designated 229,807 of its remaining 750,000 Preferred Shares as Series B Preferred Shares.  The shares of Series B Preferred Stock rank even to the Company's Common Stock, are not eligible for dividends, have equal liquidation preference with our Common Stock, and have no voting rights.  The Series B Preferred Shares are convertible into eight shares of Common Stock for each share of Series B Preferred Stock held, with the limitation that no shares of Series B Preferred Stock may be converted in an amount that would result in the beneficial ownership of greater than 9.99% of the outstanding Common Stock of the Company.

On March 25, 2015, the Company entered into a Preferred Stock Purchase Agreement with an unaffiliated third party, whereby the Company sold 176,734 shares of its Series B Preferred Stock for a purchase price of $200,000.  In addition to the shares of Preferred Stock, the purchaser also received a Promissory Note in an amount of $200,000.

On March 31, 2015, the Company entered into a Preferred Stock Purchase Agreement with an unaffiliated third party, whereby the Company sold 53,073 shares of its Series B Preferred Stock for a purchase price of $60,000.  In addition to the shares of Preferred Stock, the purchaser also received a Promissory Note in an amount of $60,000.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest.

Board Committees and Director Independence

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

The Board does not have standing audit, compensation or nominating committees. The Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and the voting control exercised by Mr. Fallon by virtue of his ownership or control over the Series A Preferred Stock. We will consider establishing audit, compensation and nominating committees at the appropriate time.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Hartley Moore Accountancy Corporation billed an aggregate of $24,000 for the year ended December 31, 2014 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. Hartley Moore Accountancy Corporation, billed or is expected to bill an aggregate of $24,000 and 22,458 for the year ended December 31, 2014 and 2013 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2015.

American Brewing Company, Inc.

By: /s/ Neil Fallon

Neil Fallon, Chief Executive Officer

By: /s/ Julie Anderson

Julie Anderson, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Neil Fallon	Chief Executive Officer, Chief Financial Officer and Director	April 15, 2015
Neil Fallon	Title	Date

/s/ Julie Anderson	Vice President and Director	April 15, 2015
Julie Anderson	Title	Date