Form 10-Q
period 2015-03-31
American Brewing Company, Inc.
filed 2015-05-14
CIK 1579823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2015

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

As of May 14, 2015, registrant had outstanding 14,729,691 shares of the registrant's common stock.

FORM 10-Q

AMERICAN BREWING COMPANY, INC.

AMERICAN BREWING COMPANY, INC.

BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$458,135	$98,898
Accounts receivable	50,032	43,779
Inventories	53,330	80,306
Prepaid expense	46,123	75,989
Total current assets	607,620	298,972
Property and equipment, net	983,509	992,139
Other assets	62,816	13,957
Total assets	$1,653,945	$1,305,068

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$38,032	$69,667
Current portion of notes payable and capital leases, net of unamortized discounts	125,066	7,910
Current portion of related party debt, net of unamortized discounts	20,580	-
Accrued expenses and other current liabilities	680,428	677,928
Total current liabilities	864,106	755,505
Note payable and capital leases, less current portion, net of unamortized discounts	143,438	5,013
Related party debt, less current portion, net of unamortized discounts	17,258
Total liabilities	1,024,802	760,518
Stockholders' Equity:
Series A preferred stock, $0.001 par value: 770,193 authorized, 250,000 issued and outstanding	250	250
Series B convertible preferred stock, $0.001 par value: 229,807 authorized, 229,807 and none issued and outstanding, respectively	230	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 13,045,220, and 12,715,220 shares issued and outstanding, respectively	13,046	12,716
Additional paid-in capital	2,916,184	2,656,728
Accumulated deficit	(2,300,567)	(2,125,144)
Total stockholders' equity	629,143	544,550
Total liabilities and stockholders' equity	$1,653,945	$1,305,068

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN BREWING COMPANY, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	March 31,
	2015	2014

Revenue	$248,308	$241,003
Less excise taxes	(4,909)	(4,636)
Net revenue	243,399	236,367
Cost of goods sold	228,806	184,862
Gross profit	14,593	51,505
Operating expenses:
Advertising, promotional and selling	30,789	24,147
Stock based compensation	66,266	560,917
General and administrative	88,569	124,486
Total operating expenses	185,624	709,550
Operating loss	(171,031)	(658,045)
Other (expense) income, net:
Interest, net	(4,392)	(4,128)
Gain on sale of property and equipment	-	6,053
Total other income (expense), net	(4,392)	1,925
Net loss	$(175,423)	$(656,120)

Net loss per share, basic and diluted	$(0.01)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	12,760,220	11,571,298

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN BREWING COMPANY, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(175,423)	$(656,120)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	56,913	26,896
Amortization of stock based compensation	36,400	560,917
Gain on the disposition of property and equipment	-	(6,053)
Changes in operating assets and liabilities:
Accounts receivable	(6,253)	(21,015)
Inventories	26,976	7,882
Prepaid expenses	29,866	-
Other assets	-	(7,755)
Accounts payable	(31,635)	60,191
Accrued expenses	2,500	42,469

Net cash (used in) provided by operating activities	(60,656)	7,412

Cash flows from investing activities:
Purchases of property and equipment	(47,142)	(319,434)
Escrow deposit	(50,000)	-
Proceeds from sale of property and equipment	-	22,000

Net cash used in investing activities	(97,142)	(297,434)

Cash flows from financing activities:
Proceeds from notes payable and capital leases, net of original issue discounts	424,322	-
Proceeds from related party debt, net of original issue discounts	110,000	-
Issuance of stock for cash, net of commissions paid	-	86,800
Repayment of notes payable and capital lease payments	(17,287)	(9,723)

Net cash provided by financing activities	517,035	77,077

Net change in cash and cash equivalents	359,237	(212,945)
Cash and cash equivalents at beginning of period	98,898	428,574

Cash and cash equivalents at end of period	$458,135	$215,629

Supplemental disclosure of cash flow information:
Interest paid	$4,392	$4,100
Income taxes paid	-	-

Noncash transactions:
Debt discount due to preferred stock issued with notes payable and related party debt	$185,176	$-
Debt discount due to common stock issued with notes payable and related party debt	38,440	-
Issuance of common stock for prepaid consulting services	-	600,000
Transfer of deposit on equipment to property and equipment for equipment placed in service	-	223,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN BREWING COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A –Basis of Presentation

The accompanying unaudited interim financial statements as of March 31, 2015 of American Brewing Company, Inc. (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on April 15, 2015.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.
Concentrations
As of March 31, 2015 there were four customers that represented 92% of Accounts Receivable.  For the quarters ended March 31, 2015 and 2014, three customers represented approximately 56% and 57% of revenue, respectively.  For the quarters ended March 31, 2015 and 2014, two suppliers of grain and bottling services represented approximately 36% and 51% of the cost of goods sold, respectively.

NOTE B – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had an accumulated deficit of approximately $2,300,000 and $2,125,000 as of March 31, 2015 and December 31, 2014, respectively, has a history of recurring net losses and negative working capital.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

AMERICAN BREWING COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

 Inventories consisted of the following as of:

	March 31, 2015	December 31, 2014

Raw materials	$16,743	$13,011
Work in progress	13,875	53,145
Finished goods	22,712	14,150

	$53,330	$80,306

NOTE D – Notes Payable and Capital Leases

Notes payable and capital leases consisted of the following as of:

	March 31, 2015	December 31, 2014

Notes payable, net of unamortized discounts of $152,954 and $0, respectively	$261,251	$-
Related party debt, net of unamortized discounts of $72,912 and $0, respectively	37,838	-
Capital leases	7,253	12,923
	306,342	12,923
Less current portion, net of unamortized discounts of $40,690 and $0, respectively	(145,646)	(7,910)

Long-term portion, net of unamortized discounts of $185,176 and $0, respectively	$160,696	$5,013

Related Party Debt

The Company received debt from a member of management used in the proposed purchase of B&R Liquid Adventure (See Note H Subsequent Events for more information). The amounts received total $110,000 and remain outstanding as of March 31, 2015.  The two notes of $50,000 and $60,000 each bear interest of 8% and 10% per annum and are payable in 60 days and 5 years, respectively and are described in further detail in the following notes payable disclosure.  There was no related party debt outstanding as of December 31, 2014.

Notes Payable

On or about January 15, 2015 the Company entered into a security Equipment Financing Agreement with Pinnacle Capital Partners for $124,322.  The note requires 48 monthly payments of $3,218 each of which include $628 in interest.  The note cannot be prepaid.  As of March 31, 2015 the remaining balance of this note is $112,705.

On or about March 26, 2015 the Company entered into three 60 day promissory notes for cash proceeds of $50,000 each (including one from a related party employee for $50,000 described above).  Each note has a 1.5% loan fee and bears an interest rate of 8% per annum. The loan fees resulted in aggregate discounts to the notes of $2,250. The notes also included an equity payment totaling 230,000 shares of common stock that was issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value. The relative fair value of the stock was determined to be $38,440 and it was recorded as a debt discount. As of March 31, 2015 no payments have been made on these notes and with $111,560 outstanding, net of discounts. The discounts of $40,690 will be amortized over the life of the loans to interest expense.

AMERICAN BREWING COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

On or about March 31, 2015 the Company entered into two promissory notes totaling $260,000 (including one from a related party employee for $60,000 described above) with an interest rate of 10% per annum due and payable beginning June 30, 2015 maturing on March 31, 2020.  Payments of interest are required quarterly.  Should the Company be successful in raising $2,000,000 or more in funding the entire balance of the note will be due immediately.  The notes were issued in conjunction with an equity payment totaling 229,807 shares of Series B preferred stock that was issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value.  The relative fair value of the stock was determined to be $185,176 based upon the fair market value of the common stock on the dates of issuance at a ratio of 8 common shares of stock to every one share of preferred series B stock and it was recorded as a debt discount. As of March 31, 2015 no payments have been made on these notes and with $74,824 outstanding, net of discounts.  The discounts of $185,176 will be amortized over the life of the loans to interest expense.

Capital Leases

The Company has entered into various capital lease agreements to obtain property and equipment for operations. These agreements range from 2 to 3 years with interest rates ranging from 5% to 6%. These leases are secured by the underlying leased property and equipment.

NOTE E – Stockholders' Equity

Common and Preferred Stock

The Company issued 100,000 shares of common stock to Institutional Analyst, Inc for services rendered on or about February 20, 2015.  The Company estimated the fair market value to be $0.364 per share and as a result, recorded expenses of $36,400 under general and administrative expenses in the accompanying statements of operations as of March 31, 2015.

On or about March 26, 2015 the Company issued 230,000 shares of common stock in conjunction with three promissory notes.  As discussed in Note D the shares were valued based on the fair market value of the common stock and discounted based on the relative value of these shares to the debt resulting in a recorded value of $38,440 recognized as a debt discount.

During the period ended March 31, 2015, the Company authorized and issued 229,807 shares of non-voting preferred Series B stock, not eligible for dividends, with a par value of $0.001 per share and a conversion rate of 8 shares of common stock per share of Series B preferred stock and a rank equal to common stock and below Series A preferred stock. As discussed in Note D the shares were sold in conjunction with two promissory notes and valued based on the fair market value of the common stock and discounted based on the relative value of these shares to the debt resulting in a recorded value of $185,176.

Warrants

As of March 31, 2015, the Company has warrants to purchase 1,025,000 shares of common stock outstanding, with exercise prices between $0.50 and $1.00, expiration dates between September 2016 and October 2019. The intrinsic value of the warrants is $0 as of March 31, 2015.

NOTE F – Commitments and Contingencies

Purchase Commitments

The Company entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2018 and specify both the quantities and prices to which the Company is committed. As of March 31, 2015, hops purchase commitments outstanding was approximately $873,000.  As of March 31, 2015, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

Remaining 2015	$144,000
2016	230,000
2017	229,000
2018	270,000
$873,000

AMERICAN BREWING COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

These commitments are not accrued in the balance of the Company as of March 31, 2015. In addition, the Company has elected not to recognize the purchase contracts as cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedges.

Lease Commitments

On or about December 1 2013, the Company entered into a facilities lease with a third party. The lease term is 25 months. The monthly base rent of $4,709 increases annually based on the Consumer Price Index All Urban Consumers U.S. City Average. Monthly rent payments also include common area maintenance charges, taxes, and other charges. On or about December 24, 2014 the company amended this lease to add an additional 2,016 square feet of warehouse space. As of March 31, 2015, the minimum monthly lease payment was $5,424.  Rent expense was approximately $16,000 and $9,500 for quarter ended March 31, 2015 and 2014 respectively.

On or about September 28, 2011, the Company entered into a keg rental supply and services agreement with a third party. The initial rental period is a term of 36 months, and began on the date of delivery of the kegs. The agreement automatically extends on month-to-month basis for an additional 36 months, unless terminated by either party with a 30 day notice. Monthly keg rental fees are $512 and $476 for the initial and extended rental period, respectively. A deposit of $4,000 was made prior to delivery.  On or about January 31, 2015 the Company exercised the buyout option on this lease and paid $11,600 for the 200 1/6 barrel kegs no further payments will be made.

On or about October 21, 2011, the Company entered into a keg rental supply and services agreement with a third party. The initial rental period is a term of 36 months, and began on the date of delivery of the kegs. The agreement automatically extends on month-to-month basis for an additional 36 months. After the 72nd month, the Company can elect to enter into a final 24 month rental period. At the conclusion of the final rental period the Company can purchase the kegs between $40 to $50 each. Monthly keg rental fees are $670, $622, and $500 for the initial, extended and final rental period.  On or about January 31, 2015 the Company exercised the buyout option on this lease and paid $17,200 for the 200 ½ barrel kegs no further payments will be made.

On or about January 24, 2012, the Company entered into a keg rental supply and services agreement with a third party. The initial rental period is a term of 36 months, and began on the date of delivery of the kegs. The agreement automatically extends on month-to-month basis for an additional 36 months. After the 72nd month, the Company can elect to enter into a final 24 month rental period. At the conclusion of the final rental period the Company can purchase the kegs between $40 to $50 each. Monthly keg rental fees are $670, $622, and $500 for the initial, extended and final rental period. A deposit of $4,000 was made prior to delivery.  On or about January 31, 2015 the Company exercised the buyout option on this lease and paid $17,200 for the 200 ½ barrel kegs no further payments will be made.

Aggregate minimum annual rental payments for all operating lease agreements as of March 31, 2015, are as follows:

Remaining 2015	$49,000

$49,000

Keg lease expense was approximately $2,000 and $5,500 for the quarters ended March 31, 2015 and 2014 respectively.

Consulting Agreement

During the fiscal year ended December 31, 2014, the Company entered into various consulting agreements for services to be provided over terms from three to twelve months for a total of 1,302,500 shares of fully vested and non-forfeitable common stock.  The Company valued these shares at $726,800 (based on the estimated fair market value of the Company's stock on the date of grant) and recorded a prepaid expense to be amortized to general and administrative expense over the term of the agreement. $28,569 was amortized during the three months ended March 31, 2015 with the remaining balance of $43,531 as a prepaid expense asset on the accompanying balance sheet as of March 31, 2015.

AMERICAN BREWING COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

On October 26, 2014, the Company entered into a consulting agreement in exchange for 25,000 warrants to purchase 25,000 shares of common stock. The Company valued the warrant at $0.06 per share (based on the Black-Scholes option pricing model on the date of grant) and recorded a prepaid expense to be amortized to general and administrative expense over the term of the agreement. $1,297 was amortized during the three months ended March 31, 2015 the remaining balance of $2,592 as a prepaid expense asset on the accompanying balance sheet as of March 31, 2015.

On or about March 2, 2015, the Company entered into consulting and professional services agreements with a third party for business consulting services. The agreements required the Company to issue to the third party 100,000 shares of common stock share for services to be performed or to be performed. The consulting agreement is for no stated duration and the shares vest immediately.  The Company valued these shares at $0.364 per share and recorded a $36,400 expense to general and administrative expenses in the accompanying results of operations during the three months ended March 31, 2015.

NOTE G – Segment Information

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

Results of the operating segments are as follows:

	Three Months Ended March 31, 2015
	Retail	Wholesale	Total

Sales	$82,225	$166,083	$248,308
Less excise taxes	1,620	3,289	4,909
Net revenue	80,605	162,794	243,399
Cost of goods sold	75,506	153,300	228,806
Gross profit	$5,099	$9,494	$14,593

	As of March 31, 2015
Accounts receivable	$-	$50,032	$50,032

Property and equipment,
net of accumulated depreciation	$46,575	$936,934	$983,509

	Three Months Ended March 31, 2014
	Retail	Wholesale	Total

Sales	$69,834	$171,169	$241,003
Less excise taxes	1,343	3,293	4,636
Net revenue	68,491	167,876	236,367
Cost of goods sold	53,610	131,252	184,862
Gross profit	$14,881	$36,624	$51,505

AMERICAN BREWING COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE H – Subsequent Events

On April 1, 2015 the Company, entered into an Asset Purchase Agreement whereby the Company acquired substantially all of the operating assets of B&R Liquid Adventure, LLC a California Limited Liability Company ("B&R"), a company engaged in the manufacture of Bucha Live Kombucha, a gluten free, organic certified, sparkling kombucha tea. On April 1, 2015, the parties executed all documents related to the Acquisition. The Company has placed $50,000 in escrow as of March 31, 2015 related to the purchase.

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

On or about April 20, 2015 the Company and two officers agreed to forgive $500,000 of the $600,000 in accrued officer compensation included on the accompanying balance sheet for the period ending March 31, 2015 under accrued expenses and other current liabilities.

On or about April 22, 2015 the Company entered into a promissory note for $50,000 carrying an interest rate of 3% per month for a term of 90 days.  Payment of the principle and accrued interest are due in 90 days from the date of issue with no payments made to date.

On or about April 27, 2015 the Company issued 120,181 common shares to three employees as bonus compensation.  The Company estimated the fair market value of these shares at $0.44 per share totaling approximately $52,880 that will be recorded as compensation expense.

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

Overview and History

American Brewing Company, Inc. was formed under the laws of the State of Washington on April 26, 2010.  The Company amended its articles of incorporation on October 11, 2011, in order to change its capital structure and authorize 100,000 common shares of Voting Stock and 100,000 shares of Non-Voting Common Stock.  The Company also amended its articles of incorporation on June 25, 2013, in order to change its capital structure, and now has authorized 50,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, with 250,000 of the Preferred Shares being classified as Series A Preferred Stock, and 229,807 shares as Series B Preferred Stock.  As part of the recapitalization and amendment to the Company's articles of incorporation on June 25, 2013, the Company also converted its corporate entity from an "S" Corporation to a "C" Corporation.  The Company is a micro brewing company based out of Edmonds, Washington, and currently has four beers in its portfolio and continues to develop new flavors for distribution to its customers.  American Brewing Company is currently conducting operations and generating revenue.

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

In addition to its beer brewing operations, the Company also is engaged in the production and sale of Bucha Live Kombucha, which is a gluten free, organic certified, sparkling kombucha tea.  The company acquired the assets related to the production and sale of its kombucha product pursuant to an Asset Purchase Agreement dated April 1, 2015.

Revenue Model and Distribution methods of the products or services

Our revenue model is based on selling our current products, creating additional products and customer development.  We produce our micro-brew and kombucha products and sell them to consumers through third party distributors.  We also sell our products directly to consumers in our brewery tasting room.  We generate revenue through the sale of our products to consumers at our onsite tasting room as well as through our distributors.  Through the period ended March 31, 2015, we generated most of our revenue through the sale of our four main beer products.  We plan on expanding our product line to additional long term beer products that we will create consistently, as well as beer products that we will make on a seasonal basis.

We are currently focusing our attention on the distribution of our beer products in Washington, North Carolina and Canada, but expect to expand to Idaho, Oregon, Michigan, Nevada, New Jersey and Montana, with a view to distribute nationwide  in the near future.

Due to the acquisition of Bucha Live Kombucha on April 1, 2015, we have also begun selling our kombucha products.

Results of Operations

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014, in Aggregate

The Company generated $248,308 in revenue for the three month period ended March 31, 2015, which compares to revenue of $241,003 for the three month period ended March 31, 2014. Our revenues increased during the three month period ended March 31, 2015 due to increased sales of our products.   As our Company has now been in operation for several years, we have begun to generate new consumers that become aware of our products either through word of mouth, new restaurant or bar placements, advertising or self placements in grocery stores. While our overall capacity was fixed, we simply had more consumer demand, including more customers who purchased our beer products and merchandise in our tasting room.  In addition, during the three months ended March 31, 2014, our brewery was shut down on several occasions during our expansion and remodel project, meaning that our sales and operations were limited to the periods in which the brewery was open and functioning during our remodel.  Now that our remodel has been completed, we do not foresee any additional shut down periods.

Cost of goods sold for the three month period ended March 31, 2015 was $228,806, which compares to cost of goods sold of $184,862 for the three months ended March 31, 2014.  Our revenue increased during the three month period ended March 31, 2015, and as our revenue increased, our cost of goods sold correspondingly increased.

Operating expenses, which consisted of advertising, promotional and selling costs, as well as amortization of stock based compensation and general and administrative expenses, for the three month period ended March 31, 2015, were $185,624.  This compares with operating expenses for the three month period ended March 31, 2014 of $709,550.  The decrease in our operating expenses is primarily related to a substantial decrease in our non-cash stock based consulting expenses.

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014, retail sales

The Company generated $82,225 in revenue related to retail sales for the three months ended March 31, 2015, which compares to revenue related to retail sales of $69,834 for the three months ended March 31, 2014. The increase was attributed to purchases in our tasting room, which was reopened upon completion of our remodel and expansion project.

Cost of Goods Sold for the three months ended March 31, 2015 related to our retail sales was $75,506, which compares with cost of goods sold related to our retail sales for the three months ended March 31, 2014 of $53,610. Our revenue related to retail sales increased during the period ended March 31, 2015, and as our revenue increased, our cost of goods sold correspondingly increased.  Due to the increase in sales and revenue, we were required to purchase additional raw materials used in the production of our products, which had a direct effect on the increase in our cost of goods sold.

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014, wholesale sales

The Company generated $166,083 in revenue related to wholesale sales for the three months ended March 31, 2015, which compares to $171,169 in revenue related to wholesale sales for the three months ended March 31, 2014.  During the three months ended March 31, 2015, our wholesale revenue decreased slightly, but remained similar to the prior period due to the fact that we did not increase our sales to wholesale accounts.

Cost of Goods Sold related to wholesale sales for the three months ended March 31, 2015 was $153,300, which compares with cost of goods sold related to wholesale sales for the three months ended March 31, 2014 of $131,252.  The increase in cost of goods sold during the period ended March 31, 2015 is due to the Company having to dump several batches of beer during the three months ended March 31, 2015, and then repurchase the same materials used to brew the beer and brew replacement batches.  Therefore, our Cost of Goods Sold related to wholesale sales has increased even though our revenue for wholesale sales decreased during the period.

As a result of the foregoing, we had a net loss of $175,423 for the three month period ended March 31, 2015. This compares with a net loss for the three month period ended March 31, 2014 of $656,120.

Going Concern

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

Liquidity and Capital Resources

As of March 31, 2015 we had cash of $458,135.  As of December 31, 2014, we had cash of $98,898.

We believe that with our existing cash flows, and assuming our current level of operations, we have sufficient cash to meet our operating requirements for the next twelve months due to the fact that our revenues are increasing, and due to our expansion, we believe our revenues will continue to increase.  While our expansion product has affected our liquidity in the past, due to the fact that we used revenue generated by our sales to fund a majority of the expansion, we believe that as our revenue increases, we will be able to fund our operations without the need for additional capital, other than our future revenue and sales of our common stock.  Our current source of liquidity is the revenue generated by our operations, as well as any proceeds received from the sale of our common stock.  We believe that the amount of revenue we are generating will allow us to meet our operating requirements during the next twelve months, again due to the fact that our revenues have increased during the period described in this report.  If our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the Company may need to raise additional funds through the sale of its equity securities.  Our principal source of liquidity on a long term (greater than 12 months) basis will continue to be the revenue generated from our operations.  If our revenue is not sufficient for us to continue business operations on a long term basis, we may need to sell our common stock in order to continue operations and reach our expansion goals.

Net cash used in operating activities was $60,656 for the three months ended March 31, 2015.  This compares to net cash provided by operating activities of $7,412 for the three months ended March 31, 2014.

Cash flows used in investing activities was $97,142 for the three months ended March 31, 2015.  This compares to net cash used in investing activities of $297,434 for the three months ended March 31, 2014.  We anticipate significant cash outlays for investing activities over the next twelve months due to geographical expansion and additional acquisitions.  We plan to use our revenue and the proceeds from the sale of our common stock to pay for costs associated with our geographical and operational expansion plans and additional acquisitions.

Cash flows provided by financing activities was $517,035 for the three months ended March 31, 2015, which compares to cash flows provided by financing activities of $77,077 for the three months ended March 31, 2014.

As of March 31, 2015, our total assets were $1,653,945 and our total liabilities were $1,024,802.  As of December 31, 2014, our total assets were $1,305,068 and our total liabilities were $760,518.

Off-Balance Sheet Arrangements

The Company entered into contracts for the supply of a portion of its hops requirements. These purchase contracts extend through crop year 2018 and specify both the quantities and prices to which the Company is committed. As of March 31, 2015, hops purchase commitments outstanding was approximately $873,000.  As of March 31, 2015, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

Remaining 2015	$144,000
2016	230,000
2017	229,000
2018	270,000
$873,000

The Company entered into keg rental supply and services agreements with third parties.  Aggregate minimum annual rental payments for all operating lease agreements as of March 31, 2015, are as follows:

Remaining 2015	$49,000

$49,000

These commitments are not accrued in the balance sheet of the Company at March 31, 2015 or December 31, 2014.

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

Finally, due to the acquisition of Bucha Live Kombucha, the Company also plans to increase its sales related to its kombucha product, as the production and sale of the kombucha product have already begun.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 2, 2015, the Company issued 100,000 shares of Common Stock to an unaffiliated third party as compensation for consulting services.

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

Upon the closing of the Acquisition of B&R Liquid Adventure, LLC, the Company received substantially all of the operating assets of B&R, consisting of inventory, fixed assets and intellectual property valued at $275,000 in exchange for 1,479,290 shares of common stock valued at $500,000, a cash payment of $260,000, and a secured promissory note in an amount of $140,000. See Form 8-k filed with the SEC on April 2, 2015 for more detailed information.

On or about April 27, 2015 the Company issued 120,181 common shares to three employees as bonus compensation.  The Company estimated the fair market value of these shares at $0.44 per share totaling approximately $52,880 that will be recorded as compensation expense.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2015.

American Brewing Company, Inc.

By: /s/ Neil Fallon

Neil Fallon, Chief Executive Officer

By: /s/ Julie Anderson

Julie Anderson, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Neil Fallon	Chief Executive Officer, Chief Financial Officer and Director	May 14, 2015
Neil Fallon	Title	Date

/s/ Julie Anderson	Vice President and Director	May 14, 2015
Julie Anderson	Title	Date