Form 10-Q
period 2015-06-30
American Brewing Company, Inc.
filed 2015-08-19
CIK 1579823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2015

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

As of August 19, 2015, there were 15,403,925 shares of registrant's common stock outstanding.

AMERICAN BREWING COMPANY, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1	Financial Statements	3

	Consolidated balance sheets as of June 30, 2015 (Successor) and December 31, 2014 (Predecessor) (unaudited)	3

	Consolidated statements of operations for the three months ended June 30, 2015 (Successor) and the three months March 31, 2015 (Predecessor) and the three and six months ended June 30, 2014 (Predecessor) (unaudited)	4

	Consolidated statements of cash flows for the three months ended June 30, 2015 (Successor) and the three months March 31, 2015 (Predecessor) and the six months ended June 30, 2014 (Predecessor) (unaudited)	5

	Notes to the Consolidated unaudited interim financial statements	6

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		25

ITEM 1.	Legal Proceedings	25

ITEM 1A.	Risk Factors	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Mine Safety Disclosures	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	27

SIGNATURES		28

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN BREWING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
	Successor	Predecessor
ASSETS
CURRENT ASSETS:
Cash	$66,453	$125,312
Accounts receivable, net of allowance for doubtful accounts of zero and $13,638, respectively	330,151	254,705
Inventories	492,196	286,070
Prepaid expenses and other current assets	45,140	13,865
Total current assets	933,940	679,952

Property and equipment, net of accumulated depreciation of $479,164 and $36,541, respectively	991,798	65,453
Goodwill	717,914	-
Other assets	22,204	-
Total assets	$2,665,856	$745,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$327,098	$616,719
Current portion of notes payable and capital leases, net of unamortized discounts	146,157	3,689
Convertible notes payable to related parties	-	120,000
Factoring payable	115,420	-
Accrued expenses and other current liabilities	209,801	106,899
Reserve for legal settlement	-	342,924
Total current liabilities	798,476	1,190,231

Note payable and capital leases, less current portion, net of unamortized discounts	315,343	-
Related party debt, less currrent portion, net of unamortized discounts	19,395	-
Total liabilities	1,133,214	$1,190,231

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 15,403,925 shares issued and outstanding	15,404	-
Common stock, no par value, 40,000,000 shares authorized; 1,366,042 shares issued and outstanding	-	(35,000)
Series A Preferred stock, $0.001 par value: 250,000 shares authorized, 250,000 shares issued and outstanding	250	-
Series B Preferred stock, $0.001 par value: 300,000 shares authorized, 254,807 shares issued and outstanding	255	-
Series A Preferred stock, no par value: 8,000,000 shares authorized, 6,205,558 shares issued and outstanding	-	4,327,628
Additional paid-in capital	3,798,081	126,328
Accumulated deficit	(2,281,348)	(4,863,782)
Total stockholders' equity	1,532,642	(444,826)
Total liabilities and stockholders' equity	$2,665,856	$745,405

See accompanying notes which are an integral part of these unaudited consolidated financial statements.

AMERICAN BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Six months	Three months
	Three months ended		ended	ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2014
	Successor	Predecessor	Predecessor	Predecessor

REVENUES	$944,916	$638,525	$1,526,453	$843,320
Less: Excise taxes	(4,909)	-		-
Net Revenue	940,007	638,525	1,526,453	843,320
Cost of Goods Sold	613,379	413,582	895,287	495,858

GROSS PROFIT	326,628	224,943	631,166	347,462

OPERATING EXPENSES:
Advertising, promotion and selling	88,281	113,178	454,234	180,503
General and administrative	537,963	134,124	303,047	151,490
Gain on forgiveness of accrued payroll	(500,000)	-	-	-
Legal and professional	107,974	47,369	432,870	141,333
Total operating expenses	234,218	294,671	1,190,151	473,326

LOSS FROM OPERATIONS	92,410	(69,728)	(558,985)	(125,864)

OTHER INCOME (EXPENSE):
Interest expense	(73,193)	(2,294)	(884)	(433)
Interest income	-	-	88	29
Total other income (expense)	(73,193)	(2,294)	(796)	(404)

NET INCOME (LOSS)	$19,217	$(72,022)	$(559,781)	$(126,268)

Weighted Average Number of Common Shares Outstanding - Basic	14,763,091
Weighted Average Number of Common Shares Outstanding - Diluted	16,829,113

NET INCOME (LOSS) PER SHARE - BASIC	$0.00
NET INCOME (LOSS) PER SHARE - DILUTED	$0.00

See accompanying notes which are an integral part of these unaudited consolidated financial statements.

AMERICAN BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Six months
	Three months ended		ended
	June 30, 2015	March 31, 2015	June 30, 2014
	Successor	Predecessor	Predecessor

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,217	$(72,022)	$(559,781)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	60,631	5,100	9,963
Amortization of debt discount	47,699	-	-
Gain on forgiveness of accrued payroll	(500,000)	-	-
Common stock issued for services	298,080	-	-
Changes in operating assets and liabilities:
Accounts receivable	(280,118)	(23,277)	(32,313)
Inventories	(188,963)	105,419	(221,970)
Prepaid expenses and other current assets	41,595	5,695	(1,798)
Accounts payable	167,650	(5,158)	363,006
Accrued expenses and other current liabilities	29,369	3,473	32,745
Reserve for legal settlement	-	5,100	185,845
Net cash (used in) provided by operating activities	(304,840)	24,330	(224,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,320)	(11,688)	(4,929)
Repayment of note issued for acqusition of assets of B&R Liquid Adventure	(140,000)	-	-
Acqusition of assets of B&R Liquid Adventure	(260,000)	-	-
Net cash used in investment activities	(415,320)	(11,688)	(4,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	288,320	-	-
Net factoring advances	115,420	-	-
Issuance of common stock for cash	61,200	-	-
Issuance of Series B Preferred stock for cash	25,000	-	-
Payments on convertible notes payable to related parties	-	(69,000)	-
Repayment of notes payable to related party	(50,750)	-	-
Repayment of notes payable and capital lease obligations	(110,712)	(1,874)	(3,748)
Net cash provided by (used in) financing activities	328,478	(70,874)	(3,748)

NET CHANGE IN CASH	(391,682)	(58,232)	(232,980)
CASH AT BEGINNING OF PERIOD	458,135	125,312	286,258
CASH AT END OF PERIOD	$66,453	$67,080	$53,278

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$-	$1,861	$-
Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt issued for acquisition of B&R Liquid Adventure	$140,000	$-	$-
Common stock issued for acquisition of B&R Liquid Adventure	$500,000	$-	$-
Preferred stock issued for settlement of accounts payable	$-	$-	$16,532

See accompanying notes which are an integral part of these unaudited consolidated financial statements.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

American Brewing Company, Inc. (the "Company") was formed under the laws of the State of Washington on April 26, 2010.  The Company is a micro-brewing company based out of Edmonds, Washington.  The Company also manufactures and sells búcha™ Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  The Company acquired the búcha™ Live Kombucha brand and the assets related to the production and sale of it pursuant to an Asset Purchase Agreement dated April 1, 2015 (see Note 3).  The búcha™ Live Kombucha brand is distributed in major health and grocery chains throughout North America.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2015 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on April 15, 2015.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.

The accompanying unaudited interim consolidated financial statements have been presented on a comparative basis.  For periods after the acquisition of the búcha™ Live Kombucha brand (see Note 3), the Company is referred to as the Successor and its results of operations combines the brewery operations and the kombuch tea operations.  For periods prior to the acquisition of the búcha™ Live Kombucha brand, the Company is referred to as the Predecessor and its results of operations includes only the búcha™ Live Kombucha operations.  A black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these two periods.

Concentrations

Receivables arising from sales of the Company's products are not collateralized.  As of June 30, 2015, four customers represented approximately 80.2% (36.2%, 18.3%, 14.1% and 11.6%) of accounts receivable and as of December 31, 2014, four customers represented approximately 75.1% (25.4%, 24.1%, 13.5% and 12.1%) of accounts receivable.  For the three months ended June 30, 2015 (Successor), three customers represented approximately 59.5% (24.4%, 22.4% and 12.7%) of revenue.  For the three months ended March 31, 2015 (Predecessor), three customers represented approximately 85.6% (30.2%, 29.4% and 26.0%) of revenue.  For the six months ended June 30, 2014 (Predecessor), four customers represented approximately 87.0% (30.3%, 22.7%, 17.5% and 16.5%) of revenue.  For the three months ended June 30, 2014 (Predecessor), four customers represented approximately 85.8% (34.6%, 18.8%, 16.5% and 15.9%) of revenue.

Accounts Receivable Factoring Arrangement with Recourse

On April 2, 2015, the Company entered into a factoring agreement to sell, with recourse, certain receivables to an unrelated third-party financial institution.  Under the terms of the factoring agreement, the Company receives an advance of 80% of qualified receivables and maximum amount of outstanding advances at any one time will not exceed $500,000.  During the three months ended June 30, 2015, the Company received net advances from the factoring of accounts receivable of $115,420 and recognized a loss on factoring of $5,647.  The Company pays factoring fees associated with the sale of receivables at the rate of 0.67% of the gross face value of the receivable for every ten-day period or fraction thereof from the date of the advance until the receivable is paid in full.  The outstanding factoring payable as of June 30, 2015 was $115,420.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired.  Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit.  If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. Otherwise, goodwill impairment is tested using a two-step approach.

The first step involves comparing the fair value of a company's reporting units to their carrying amount.  If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment.  If the reporting unit's carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any.  The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one.  The implied fair value of the goodwill in this step is compared to the carrying value of goodwill.  If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. There was no impairment of goodwill recognized during 2015.

NOTE 2 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

The accompanying unaudited interim consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  Since inception, the Company has financed its operations primarily through equity and debt financings.  As of June 30, 2015, the Company had an accumulated deficit of $2,281,348 and used cash in operating activities of $189,420.  These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company recognizes it will need to raise additional capital in order to fund operations and execute its business plan.  There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow.  While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect.  If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  If the Company is unable to obtain financing on a timely basis, the Company could be forced scale back its business and/or pursue other strategic avenues to develop its business.

These unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – ACQUISITION OF ASSETS OF B&R LIQUID ADVENTURE, LLC

On April 1, 2015, the Company entered into an Asset Purchase Agreement whereby it acquired substantially all of the operating assets of B&R Liquid Adventure, LLC, a California Limited Liability Company ("B&R") (the "Acquisition").  B&R is engaged in the manufacture of búcha™ Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  On April 1, 2015, the parties executed all documents related to the Acquisition.  Upon the closing of the Acquisition, the Company received substantially all of the operating assets of B&R, consisting of inventory, fixed assets and intellectual property.

Kombucha, a fermented, probiotic tea beverage, offers a myriad of health benefits.  Sales of kombucha have been steadily growing as it projects to reach $500 million for 2015 according to WholeFoods Magazine.  With the acquisition of the búcha™ Live Kombucha brand, which features eight flavors, the Company plans to leverage its beer-making expertise to expand distribution in major health and grocery chains throughout North America.  The Company believes its búcha™ Live Kombucha brand differentiates itself from other kombucha producers through its proprietary extraction process which reduces the sour taste and may appeal to a larger audience.

Pursuant to the Acquisition, the purchase price of the operating assets of B&R was a cash payment of $260,000, a secured promissory note in an amount of $140,000 and the issuance 1,479,290 shares of common stock valued at $500,000.  In addition, the Company assumed $121,416 of scheduled liabilities.

The Asset Purchase Agreement provided that the shares were issued with "Price Protection" for a period of 18 months, meaning that on the date that is 18 months from the date of the Acquisition, if the market value of the common stock issued pursuant to the Acquisition is less than $500,000, the Company shall issue additional shares so the aggregate amount of shares held by B&R is equal to a market value of $500,000 based on the average closing bid price of the common stock for the five days prior thereto. The Company determined the fair value of the 1,479,290 shares issued as of June 30, 2015 to be higher than $500,000, and thus no additional shares were due as of June 30, 2015.

The Company accounted for its acquisition of the operating assets of B&R using the acquisition method of accounting.  B&R's inventory, fixed assets and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.  The Company's purchase price allocation is preliminary.  The fair values of acquired assets and liabilities may be further adjusted as additional information becomes available during the measurement period.  Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to any changes in the values allocated to tangible and identified intangible assets acquired and liabilities assumed during the measurement period and may result in material adjustments to goodwill.

The following table summarizes the preliminary acquisition accounting and the tangible and intangible assets acquired as of the date of acquisition:

Total Purchase Consideration
Cash	$260,000
Notes payable	140,000
Common stock issued	500,000
$900,000

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the estimated fair values of the assets acquired:

Net assets acquired:
Inventory	$249,902
Property and equipment, net	53,600
Intangible assets acquired	-
Assumption of scheduled liabilities	(121,416)
182,086
Goodwill	717,914
$900,000

Goodwill is the excess of the purchase price over the preliminary fair value of the underlying net tangible and identifiable intangible assets.  In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present.

NOTE 4 – INVENTORIES

Inventories consist of hops, sugar, brewing materials, tea ingredients, bulk packaging and finished goods.  The cost elements of work in process and finished goods inventory consist of raw materials and direct labor.  Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses on its raw materials.  The Company has yearly contracts with vendors to supply essential hop varieties on-hand in order to limit the risk of an unexpected reduction in supply or price fluctuations.  Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market.

Inventories consisted of the following as of:

	June 30, 2015	December 31, 2014
	Successor	Predecessor
Raw materials	$58,585	$83,892
Work-in-process	25,168	-
Finished goods	408,443	202,178
	$492,196	$286,070

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2015	December 31, 2014
	Successor	Predecessor
Property and equipment	$1,470,962	$101,994
Less: accumulated depreciation	(479,164)	(36,541)
	$991,798	$65,453

Depreciation expense, computed on the basis of three to five year useful lives for all property and equipment, was $60,631, $5,100 and $9,963 for the three months ended June 30, 2015 (Successor), the three months ended March 31, 2015 (Predecessor), and the six months ended June 30, 2014 (Predecessor), respectively.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consisted of the following as of:

	June 30, 2015	December 31, 2014
	Successor	Predecessor
Notes payable, net of unamortized discounts of $135,312	$454,992	$-
Capital lease obligations	6,508	3,689
	461,500	3,689
Less: current portion	(146,157)	(3,689)
Long-term portion, net of unamortized discounts of $135,312	$315,343	$-

Notes Payable

In January 2015, the Company entered into an Equipment Financing Agreement with Pinnacle Capital Partners for $124,322.  The note requires 48 monthly payments of $3,218 each of which include $628 in interest.  The note cannot be prepaid.  As of June 30, 2015, the remaining balance of this note is $108,154.  The note is secured by the underlying assets.

In March 2015, the Company entered into two 60-day promissory notes for cash proceeds of $50,000 each.  Each note has a 1.5% loan fee and bears an interest rate of 8% per annum.  The loan fees resulted in aggregate discounts to the notes of $2,250.  The notes also included an equity payment totaling 230,000 shares of common stock that were issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value.  The relative fair value of the stock was determined to be $9,020 and it was recorded as a debt discount.  The two notes were fully paid off during the three months ended June 30, 2015.

In March 2015, the Company borrowed $200,000 used for the Acquisition (see Note 3).  The note bears interest at 10% per annum and is due and payable beginning June 30, 2015 maturing on March 31, 2020.  Payments of interest are required quarterly.  Should the Company be successful in raising $2,000,000 or more in funding the entire balance of the note will be due immediately.  The note was issued in conjunction with an equity payment totaling 176,734 shares of Series B preferred stock that was issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value.  The relative fair value of the stock was determined to be $142,434 and was recorded as a debt discount.  As of June 30, 2015, no payment has been made on this note and the remaining balance of this note is $64,688, net of the unamortized discount.  The discount will be amortized over the life of the loans to interest expense and $7,122 was amortized during the three months ended June 30, 2015.

On April 1, 2015, a promissory note in an amount of $140,000 was issued pursuant to the Acquisition (see Note 3). The note bears interest at 10% per annum and it due on June 30, 2015. The note was fully paid off, and the balance as of June 30, 2015 is zero.

In April 2015, the Company borrowed $50,000 under a 90-day promissory note.  The note bears interest at 3% per month and is due on July 21, 2015.  As of June 30, 2015, the remaining balance of this note is $50,000.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2015, the Company entered into an Equipment Financing Agreement with Pinnacle Capital Partners for $125,000.  The note requires 48 monthly payments of $3,236 each of which include $632 in interest.  The note cannot be prepaid.  As of June 30, 2015, the remaining balance of this note is $121,764.  The note is secured by the underlying assets.

In June 2015, the Company entered into an Equipment Financing Agreement with Pinnacle Capital Partners for $113,320.  The note requires 48 monthly payments of $2,934 each of which include $573 in interest.  The note cannot be prepaid.  As of June 30, 2015, the remaining balance of this note is $110,386.  The note is secured by the underlying assets.

Capital Leases

The Company has entered into various capital lease agreements to obtain property and equipment for operations. These agreements range from two to three years with interest rates ranging from 5% to 6%.  These leases are secured by the underlying leased property and equipment.

NOTE 7 – RELATED PARTY DEBT

Related Party debt consisted of the following as of:

	June 30, 2015	December 31, 2014
	Successor	Predecessor
Convertible Notes payable to related parties	$-	$120,000
Related party debt, net of unamortized discounts of $40,605	19,395	-
	19,395	120,000
Less: current portion	-	(120,000)
	$19,395	$-

In March 2015, the Company entered into a 60 day-promissory note for cash proceeds of $50,000 with a member of management.  The note has a 1.5% loan fee and bears an interest rate of 8% per annum. The loan fee resulted in a discount to the note of $750.  The note also included an equity payment of 200,000 shares of common stock that were issued with the debt.  The Company has allocated the loan proceed among the debt and the stock based upon relative fair value. The relative fair value of the stock was determined to be $29,420 and it was recorded as a debt discount.  The note was fully paid off during the three months ended June 30, 2015.

In March 2015, the Company borrowed $60,000 from a member of management used for the Acquisition (see Note 3).  The note bears interest at 10% per annum and is due and payable beginning June 30, 2015 maturing on March 31, 2020.  Payments of interest are required quarterly.  Should the Company be successful in raising $2,000,000 or more in funding the entire balance of the note will be due immediately.  The note was issued in conjunction with an equity payment totaling 53,073 shares of Series B preferred stock that was issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value.  The relative fair value of the stock was determined to be $42,742 and was recorded as a debt discount.  As of June 30, 2015, no payment has been made on this note and the remaining balance of this note is $19,395, net of the unamortized discount.  The discount will be amortized over the life of the loans to interest expense and $2,137 was amortized during the three months ended June 30, 2015.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accrued Officer Compensation and Gain on Forgiveness of Accrued Payroll

In April 2015, the Company and two officers agreed to forgive $500,000 of the $600,000 in accrued officer compensation.  This resulted in the Company recognizing a gain of $500,000 on forgiveness of accrued payroll during the three months ended June 30, 2015.  No payments have been made on the remaining balance of $100,000, which is recorded as an accrued liability on the accompanying unaudited interim consolidated balance sheet as of June 30, 2015.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Hops Purchase Commitments

The Company entered into contracts for the supply of a portion of its hops requirements.  These purchase contracts extend through crop year 2021 and specify both the quantities and prices to which the Company is committed.  As of June 30, 2015, hops purchase commitments outstanding was approximately $890,500.  As of June 30, 2015, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

Remaining 2015	$51,900
2016	232,650
2017	231,950
2018	273,200
2019	38,200
2020	31,650
2021	30,950
$890,500

These commitments are not accrued in the accompanying unaudited interim consolidated balance sheet as of June 30, 2015.  In addition, the Company has elected not to recognize the purchase contracts as cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedges.

Operating Lease Commitments

In December 2013, the Company entered into a 25-month facilities lease with a third party for its brewery operations.  The monthly base rent of $4,709 increases annually based on the Consumer Price Index All Urban Consumers U.S. City Average.  Monthly rent payments include common area maintenance charges, taxes, and other charges.  In December 2014, the Company amended this lease to add an additional 2,016 square feet of warehouse space.  As of June 30, 2015, the minimum monthly lease payment was $5,510.

Effective April 1, 2015, the Company assumed a facilities lease with a third party for the manufacture of its búcha™ Live Kombucha tea.  This lease was executed in August 31, 2013 with a lease term of 31 months, expiring February 29, 2016.  The monthly base rent is $2,673 for first 12 months, $2,748 for next 12 months, and $2,836 for the balance of the term.  Monthly rent payments also include common area maintenance charges, taxes, and other charges.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Future minimum lease payments under operating leases are approximately as follows:

Remaining 2015	$50,076
2016	5,672
$55,748

Rent expense for both facilities was approximately $24,500 for the three months ended June 30, 2015.

Consulting Agreement

During the year ended December 31, 2014, the Company issued 1,302,500 shares of common stock under various consulting agreements for services to be provided over terms from three to twelve months.  The Company estimated the fair market value to be $0.56 per share at the time of issuance and recorded $726,800 as a prepaid expense to be amortized to general and administrative expense over the term of the agreements.  A total of $57,138 was amortized during the six months ended June 30, 2015 with the remaining balance of $14,962 as a prepaid expense on the accompanying unaudited interim consolidated balance sheet as of June 30, 2015.

On October 26, 2014, the Company entered into a consulting agreement in exchange for 25,000 warrants to purchase 25,000 shares of common stock.  The Company valued the warrant at $0.06 per share (based on the Black-Scholes option pricing model on the date of grant) and recorded a prepaid expense to be amortized to general and administrative expense over the term of the agreement.  A total of $2,594 was amortized during the three months ended June 30, 2015, with the remaining balance of $1,295 as a prepaid expense asset on the accompanying unaudited interim consolidated balance sheet as of June 30, 2015.

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  There are no such matters that are deemed material to the consolidated unaudited interim consolidated financial statements as of June 30, 2015.

NOTE 9 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, each having a par value of $0.001, with voting, distribution, dividend and redemption rights, and liquidation preferences and conversions as designated by the board of directors.

The board of directors has designated 250,000 shares as Series A Preferred stock, par value $.001 per share ("Series A Preferred").  Each share of Series A Preferred shall have 500 votes for any election or other vote placed before the shareholders of the Company.  During the six months ended June 30, 2015, no new shares were issued and as of June 30, 2015, 250,000 shares of Series A Preferred are issued and outstanding.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The board of directors has designated 300,000 shares as Series B Preferred stock, par value $.001 per shares ("Series B Preferred").  The Series B Preferred is non-voting, not eligible for dividends and ranks equal to common stock and below Series A preferred stock.  Each share of Series B Preferred has a conversion rate into eight shares of common stock.  During the six months ended June 30, 2015, the Company issued 229,807 shares of Series B Preferred in conjunction with two promissory notes (see Notes 6 and 7).  In June 2015, the Company sold 25,000 shares of Series B Preferred for $25,000 cash. As of June 30, 2015, 254,807 shares of Series B Preferred are issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value.  New issuances of common stock during the three months ended June 30, 2015 were as follows:

•	1,479,290 shares of common stock were issued pursuant to the Acquisition (see Note 3). The Company estimated the fair market value to be $0.338 per share at the time of issuance. These shares were issued with "Price Protection" for a period of 18 months. If the market value of the common stock issued pursuant to the Acquisition is less than $500,000, the Company shall issue additional shares so the aggregate amount of shares issued in the Acquisition is equal to a market value of $500,000 based on the average closing bid price of the common stock for the five days prior thereto.

•	204,000 shares of common stock were sold to three investors for cash proceeds of $61,200, or $.30 per share, under a private placement offering (the "Offering"). The Offering provided for the issuance warrants to purchase 50% of the number of shares subscribed for, at a price of $.50 per share, expiring one year from the investment. A total of 102,000 warrants were issued and expire between April 13 and June 10, 2016 (see Note 9).

•	52,000 shares of common stock were issued to employees for services rendered. The Company estimated the fair market value to be $0.44 per share at the time of issuance and recorded an expense of $22,880 during the three months ended June 30, 2015.

•	85,714 shares of common stock were issued to employee pursuant to an employment contract whereby the employee would be granted shares of common stock valued at $30,000. The Company estimated the fair market value to be $0.35 per share at the time of issuance and recorded a corresponding expense during the three months ended June 30, 2015.

•	32,701 shares of common stock were issued to employee pursuant to an employment contract whereby the employee would be granted shares of common stock equal to $6,500 at the end of each quarter effective with the three months ending March 31, 2015. The Company estimated the fair market value to be $0.35 per share as of March 31, 2015 and $0.46 per share as of June 30, 2015. Accordingly, the employee received 18,571 and 14,130 shares of common stock, respectively, and the Company recorded an expense of $13,000 during the three months ended June 30, 2015.

•	5,000 shares of common stock were issued to Stonefield Fund for services rendered. The Company estimated the fair market value to be $0.44 per share at the time of issuance and recorded an expense of $2,200 during the three months ended June 30, 2015.

•	500,000 shares of common stock were issued to LP Funding, LLC for services rendered. The Company estimated the fair market value to be $0.46 per share at the time of issuance and recorded an expense of $230,000 during the three months ended June 30, 2015.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2015,15,403,925 shares of common stock are issued and outstanding.

NOTE 10 – COMMON STOCK WARRANTS

As of March 31, 2015, the Company has warrants to purchase 1,025,000 shares of common stock outstanding, with exercise prices between $0.50 and $1.00 and expiration dates between September 2016 and October 2019.  During the period ended June 30, 2015, the Company issued a total of 102,000 warrants under the Offering (see Note 8).

A summary of common stock warrants activity for the three months ended June 30, 2015 is as follows:

		Weighted Average
	Number	Exercise Price

Warrants outstanding March 31, 2015	1,025,000	$0.99
Granted	102,000	$0.50
Exercised	-	$-
Forfeited	-	$-
Warrants outstanding June 30, 2015	1,127,000	$0.94
Warrants exercisable as of June 30, 2015	1,127,000	$0.94

NOTE 11 – SEGMENT INFORMATION

The Company's brewery operations are classified into two operating segments, "retail" and "wholesale."  The sale of alcohol to retail customers is through the Company's tasting room located in the greater Seattle, Washington area and serves walk-in customers seven days a week.  Wholesale sales are to distributors through which the Company has distributor agreements.  Although both segments are involved in the sale and distribution of alcohol, they serve different customers and are managed separately, requiring specialized expertise.  The Company has determined these to be operating segments in accordance with FASB ASC Topic 280, Segment Reporting.

As discussed in Note 3, effective April 1, 2015, the Company also manufactures and sells búcha™ Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  The kombucha tea brand serves different customers and is managed separately, requiring specialized expertise.  Accordingly, the Company will report it kombucha tea business as an operating segment in accordance with FASB ASC Topic 280, Segment Reporting.

The following segment information is presented on a comparative basis to the accompanying unaudited interim consolidated statement of operations.  For periods after the acquisition of the búcha™ Live Kombucha brand (since April 1, 2015), the Company is referred to as the Successor and its results of operations combines the brewery operations and the kombuch tea operations.  For periods prior to the acquisition of the búcha™ Live Kombucha brand, the Company is referred to as the Predecessor and its results of operations includes only the búcha™ Live Kombucha operations.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment operating results are as follows:

	Three months ended June 30, 2015 (Successor)
	Brewery Retail	Brewery Wholesale	búcha tea Wholesale	Total
Sales	$86,253	$166,678	$691,985	$944,916
Less excise taxes	1,674	3,235	-	4,909
Net revenue	84,579	163,443	691,985	940,007
Cost of goods sold	66,713	128,918	417,748	613,379
Gross profit	$17,866	$34,525	$274,237	$326,628

	Three months ended June 30, 2015 (Successor)
	Brewery Retail	Brewery Wholesale	búcha tea Wholesale	Total
Accounts receivable	$-	$31,818	$298,333	$330,151
Property and equipment, net	$46,575	$880,287	$64,936	$991,798

For periods prior to the acquisition of the búcha™ Live Kombucha brand, the Company is referred to as the Predecessor and its results of operations includes only the operations of the búcha™ Live Kombucha operations.  Therefore, the following segment information is only for the búcha tea wholesale operation.

	Three months ended March 31, 2015	Six months ended June 30, 2014	Three months ended June 30, 2014
	Predecessor	Predecessor	Predecessor
Sales	$638,525	$1,526,453	$843,320
Less excise taxes	-	-	-
Net revenue	638,525	1,526,453	843,320
Cost of goods sold	413,582	895,287	495,858
Gross profit	$224,943	$631,166	$347,462

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based.  Such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  Forward-looking statements made in this quarterly report on Form 10-Q includes statements about:

•	our plans to identify and acquire products that we believe will be prospective for acquisition and development;
•	concentration of our customer base and fulfillment of existing customer contracts;
•	our ability to maintain pricing;
•	the cyclical nature of the beer and beverage industry;
•	deterioration of the credit markets;
•	our ability to raise additional capital to fund future capital expenditures;
•	increased vulnerability to adverse economic conditions due to indebtedness;
•	our identifying, making and integrating acquisitions;
•	our ability to obtain raw materials and specialized equipment;
•	technological developments or enhancements;
•	loss of key executives;
•	the ability to employ skilled and qualified workers;
•	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;
•	our beliefs regarding the future of our competitors;
•	our expectation that the demand for our products will eventually increase; and
•	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in our Form 10-K filed on April 15, 2015, any of which may cause our Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  The following Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the unaudited interim consolidated financial statements and notes related thereto included in this Quarterly Report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms "we", "us", "our", or the "Company" refer to American Brewing Company, Inc.

Overview

American Brewing Company, Inc. was formed under the laws of the State of Washington on April 26, 2010.  The Company amended its articles of incorporation on October 11, 2011 in order to change its capital structure and authorize 100,000 shares of voting stock common stock and 100,000 shares of non-voting common stock.  The Company again amended its articles of incorporation on June 25, 2013 to authorize 50,000,000 shares of common stock and 1,000,000 shares of preferred stock, with 250,000 shares of the preferred stock being classified as Series A Preferred Stock, and 229,807 shares of the preferred stock being classified as Series B Preferred Stock.  As part of the recapitalization and amendment to the Company's articles of incorporation on June 25, 2013, the Company also converted its corporate entity from an "S" Corporation to a "C" Corporation.

We are a micro brewing company based out of Edmonds, Washington, and currently have four beers in our portfolio and we continue to develop new flavors for distribution to our customers.  We practice the "Northwest Style" of brewing, which is a style that utilizes generous amounts of hops.  Currently, our four main beer products are Flying Monkey Dogfight Pale Ale, Breakaway IPA, American Blonde, and Caboose Oatmeal Stout.  We also manufacture and sells búcha™ Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  The Company acquired the búcha™ Live Kombucha brand and the assets related to the production and sale of it pursuant to an Asset Purchase Agreement dated April 1, 2015.  The búcha™ Live Kombucha brand is distributed in major health and grocery chains throughout North America.

Our operations are currently being conducted out of our brewery and office located at 180 West Dayton Street, Warehouse 102, Edmonds, WA 98020; (425) 774-1717.  We consider that our current principal office space arrangement is adequate and we will reassess our needs based upon our future growth.  Our fiscal year end is December 31st.

Distribution

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

We are currently focusing our attention on the distribution of our beer products in Washington State with limited sales in Japan.  We have engaged a national sales vice president with the intent of growing our package placements and beginning our expansion into the surrounding states in an orderly fashion.  With respect to our bùcha™ Live Kombucha, our distributors currently distribute the product into roughly 1800 stores consisting of health food stores and grocery chains including Whole Foods, Kroger, Safeway, PCC, Vons and Ralphs.  We have recently expanded our brokerage coverage to include all major US markets and expect to begin to see the impacts by the end of the year.

Results of Operations

The following discussion represents a comparison of our results of operations for the three and six months ended June 30, 2015 and 2014. For periods after the acquisition of the búcha™ Live Kombucha brand (since April 1, 2015), the Company is referred to as the "Successor" and our results of operations combines the brewery operations and the kombuch tea operations.  For periods prior to the acquisition of the búcha™ Live Kombucha brand, the Company is referred to as the "Predecessor" and our results of operations includes only the búcha™ Live Kombucha operations.

To provide a meaningful presentation and comparison of our results of operations, our discussion combines the three months ended June 30, 2015 (Successor) with the three months ended March 31, 2015 (Predecessor).  In the accompanying unaudited interim consolidated financial statements, a black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these two periods. In the discussion below, the tables incorporate the same presentation.

The results of operations for the interim periods shown in the accompanying unaudited interim consolidated financial statements, including the periods shown as Predecessor and Successor, are not necessarily indicative of operating results for the entire period.  In the opinion of management, the accompanying unaudited interim consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented.

Three months ended June 30, 2015 (Successor) compared to the three months ended June 30, 2014 (Predecessor)

Revenue and Cost of Goods Sold

	Three Months Ended
	June 30, 2015	June 30, 2014
	Successor	Predecessor

Net revenue	$940,007	$843,320
Cost of goods sold	613,379	495,858
Gross profit	326,628	347,462
Operating expenses	234,218	473,326
Other expenses	73,193	404
Net income (loss)	$19,217	$(126,268)

Revenue from sales of our product for the three months ended June 30, 2015 was $940,007, as compared to $843,320 for the comparable period in 2014, an increase of $96,687, or 11.5%.  The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country including certain mass market retailers and additional health foods stores.

Cost of goods sold is comprised of production costs, shipping and handling costs.  For three months ended June 30, 2015, cost of goods sold increased by $117,521, or 23.7%, compared to the same period last year.  As a percentage of sales, cost of goods sold increased by 11% for three months ended June 30, 2015.  The increase is due to the combined mix of sales on the beer which typically carries lower margin compared to sales of kombucha.

Expenses

	Three Months Ended
	June 30, 2015	June 30, 2014
	Successor	Predecessor

Advertising, promotion and selling	$88,281	$180,503
General and administrative	537,963	151,490
Gain on forgiveness of accrued payroll	(500,000)	-
Legal and professional	107,974	141,333
Total operating expenses	$234,218	$473,326

During the three months ended June 30, 2015, our total operating expenses were $234,218, as compared to $473,326 for the respective period in 2014, a decrease of $239,108.  The main reason for the decrease was due to a gain on the forgiveness of accrued payroll during the three months ended June 30, 2015. In April 2015, the Company and two officers agreed to forgive $500,000 of the $600,000 in accrued officer compensation.  This resulted in the Company recognizing a gain of $500,000 on forgiveness of accrued payroll during the three months ended June 30, 2015.  In addition, there was a decrease in advertising, promotion and selling costs and legal and professional costs of $125,581, which was offset by an increase in general and administrative costs of $386,473, as compared to the same period last year.  The main reason for the increase in general and administrative expenses in the three months ending June 30, 2015 was due to stock compensation expense of $298,080 which was incurred as a part of our issuance of certain stock grants to employees and key consultants to develop our business.  Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the period.

Six months ended June 30, 2015 (Successor) compared to the six months ended June 30, 2014 (Predecessor)

Revenue and Cost of Goods Sold

			Six Months
	Three Months Ended		Ended
	June 30, 2015	March 31, 2015	June 30, 2014
	Successor	Predecessor	Predecessor

Net Revenue	$940,007	$638,525	$1,526,453
Cost of goods sold	613,379	413,582	895,287
Gross profit	326,628	224,943	631,166
Operating expenses	234,218	294,671	1,190,151
Other expenses	73,193	2,294	796
Net income (loss)	$19,217	$(72,022)	$(559,781)

Revenue from sales of our product for the six months ended June 30, 2015 was $1,578,532, as compared to $1,526,453 for the comparable period in 2014, an increase of $52,079, or 3.4%.  The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country including certain mass market retailers and additional health foods stores.

Cost of goods sold is comprised of production costs, shipping and handling costs.  For six months ended June 30, 2015, cost of goods sold increased by $131,674, or 14.7%, compared to the same period last year.  As a percentage of sales, cost of goods sold increased by 11% for six months ended June 30, 2015.  The increase is due to the combined mix of sales on the beer which typically carries lower margin compared to sales of kombucha.

Expenses

			Six Months
	Three Months Ended		Ended
	June 30, 2015	March 31, 2015	June 30, 2014
	Successor	Predecessor	Predecessor

Advertising, promotion and selling	$88,281	$113,178	$454,234
General and administrative	537,963	134,124	303,047
Gain on forgiveness of accrued payroll	(500,000)	-	-
Legal and professional	107,974	47,369	432,870
Total operating expenses	$234,218	$294,671	$1,190,151

During the six months ended June 30, 2015, our total operating expenses were $528,889, as compared to $1,190,151 for the respective period in 2014, a decrease of $661,262.  The main reason for the decrease was due to a gain on the forgiveness of accrued payroll during the three months ended June 30, 2015. In April 2015, the Company and two officers agreed to forgive $500,000 of the $600,000 in accrued officer compensation.  This resulted in the Company recognizing a gain of $500,000 on forgiveness of accrued payroll during the three months ended June 30, 2015.  In addition, there was a decrease in advertising, promotion and selling costs and legal and professional costs of $530,302, which was offset by an increase in general and administrative costs of $369,040, as compared to the same period last year.  The main reason for the increase in general and administrative expenses in the six months ending June 30, 2015 was due to stock compensation expense of $298,080 which was incurred as a part of our issuance of certain stock grants to employees and key consultants to develop our business.  Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the period.

Liquidity and Capital Resources

Working Capital

	June 30, 2015	December 31, 2014
	Successor	Predecessor

Current assets	$933,940	$679,952
Current liabilities	798,476	1,190,231
Working capital (deficiency)	$135,464	$(510,279)

Current Assets

Current assets as of June 30, 2015 (Successor) and December 31, 2014 (Predecessor) primarily relate to $66,453 and $125,312 in cash, $330,151 and $254,705 in accounts receivable and $492,196 and $286,070 in inventory, respectively.

Current Liabilities

Current liabilities as of June 30, 2015 (Successor) and as of December 31, 2014 (Predecessor) primarily relate to $327,098 and $616,719 in accounts payable, $146,157 and $123,689 in current portion of notes payable and capital leases, $209,801 and $106,899 for accrued expenses and $115,420 and $-0- for factoring payable, respectively.  In addition, as of December 31 2014 (Predecessor), there were $342,924 in reserves for legal settlements compared to $-0- as of June 30, 2015 (Successor).

Accounts Receivable Factoring Arrangement with Recourse

Current liabilities as of June 30, 2015 (Successor) includes a factoring payable of $115,420.  On April 2, 2015, we entered into a factoring agreement to sell, with recourse, certain receivables to an unrelated third-party financial institution.  Under the terms of the factoring agreement, we receive an advance of 80% of qualified receivables and maximum amount of outstanding advances at any one time will not exceed $500,000.  During the three months ended June 30, 2015, we received net advances from the factoring of accounts receivable of $115,420 and recognized a loss on factoring of $5,647.  We pay factoring fees associated with the sale of our receivables at the rate of 0.67% of the gross face value of the receivable for every ten-day period or fraction thereof from the date of the advance until the receivable is paid in full.

Cash Flow

			Six Months
	Three months ended		Ended
	June 30, 2015	March 31, 2015	June 30, 2014
	Successor	Predecessor	Predecessor

Net cash (used in) provided by operating activities	$(304,840)	$24,330	$(224,303)
Net cash used in investing activities	(415,320)	(11,688)	(4,929)
Net cash provided by (used in) financing activities	328,478	(70,874)	(3,748)
Net decrease in cash	$(391,682)	$(58,232)	$(232,980)

Operating Activities

Net cash used in operating activities was $280,510 for the six months ended June 30, 2015, as compared to $224,303 used in operating activities for the same period in 2014.  The increase in net cash used in operating activities was primarily due to development of markets, and investment in accounts receivable and inventory.

Investing Activities

Net cash used in investing activities was $427,008 for the six months ended June 30, 2015, as compared to $4,929 used in investing activities for the same period in 2014.  The increase in net cash used by investing activities was primarily from our acquisition of the búcha™ Live Kombucha brand on April 1, 2015) requiring the cash outlay of $400,000 during the three months ended June 30, 2015.

Financing Activities

Net cash provided by financing activities was $257,604 for the six months ended June 30, 2015, as compared to net cash used of $3,748 for the same period in 2014.  The increase of net cash provided by financing activities was mainly attributable to proceeds from factoring of accounts receivable, increases in notes payable and sales of our common stock and preferred stock for cash.

Cash Requirements

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We estimate that our capital needs over the next twelve month period to be $450,000 to $550,000.  We will require additional cash resources to continue expanding the distribution of our brands and to fund our operations.  If our own financial resources and future current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

The Company entered into contracts for the supply of a portion of its hops requirements.  These purchase contracts extend through crop year 2021 and specify both the quantities and prices to which the Company is committed.  As of June 30, 2015, hops purchase commitments outstanding was approximately $890,500.  As of June 30, 2015, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

Remaining 2015	$51,900
2016	232,650
2017	231,950
2018	273,200
2019	38,200
2020	31,650
2021	30,950
$890,500

These commitments are not accrued in the accompanying unaudited interim consolidated balance sheet as of June 30, 2015.  In addition, the Company has elected not to recognize the purchase contracts as cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedges.

Accounts Receivable Factoring Arrangement with Recourse

On April 2, 2015, we entered into a factoring agreement to sell, with recourse, certain receivables to an unrelated third-party financial institution.  Under the terms of the factoring agreement, we receive an advance of 80% of qualified receivables and maximum amount of outstanding advances at any one time will not exceed $500,000.  During the three months ended June 30, 2015, we received net advances from the factoring of accounts receivable of $115,420 and recognized a loss on factoring of $5,647.  We pay factoring fees associated with the sale of our receivables at the rate of 0.67% of the gross face value of the receivable for every ten-day period or fraction thereof from the date of the advance until the receivable is paid in full.

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  Since inception, the Company has financed its operations primarily through equity and debt financings.  As of June 30, 2015, the Company had an accumulated deficit of $2,281,348 and used cash in operating activities of $189,420.  These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company recognizes it will need to raise additional capital in order to fund operations and execute its business plan.  There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow.  While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect.  If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  If the Company is unable to obtain financing on a timely basis, the Company could be forced scale back its business and/or pursue other strategic avenues to develop its business.

These unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited interim consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2015, based on the material weaknesses defined below:

(i)            inadequate segregation of duties consistent with control objectives; and
(ii)            ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the future:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and
(ii)            adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required.  If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.
Management believes that despite our material weaknesses set forth above, our unaudited interim consolidated financial statements for the three months ended June 30, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2015, we hired additional accounting consultants to assist with our internal controls and financial reporting.  However, due to our limited staff and small size, we expect that our internal controls will be limited for the foreseeable future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value.  The Company is authorized to issue 1,000,000 shares of preferred stock, each having a par value of $0.001, with voting, distribution, dividend and redemption rights, and liquidation preferences and conversions as designated by the board of directors.  The board of directors has designated 250,000 shares as Series A Preferred stock, par value $.001 per share ("Series A Preferred").  The board of directors has designated 300,000 shares as Series B Preferred stock, par value $.001 per share ("Series B Preferred").

During the three months ended June 30, 2015, no new shares of Series A Preferred were issued and as of June 30, 2015, 250,000 shares of Series A Preferred are issued and outstanding.

During the three months ended June 30, 2015, the Company sold 25,000 shares of Series B Preferred for $25,000 cash and as of June 30, 2015, 254,807 shares of Series B Preferred are issued and outstanding.  The Series B Preferred ranks even to the Company's common stock and below Series A Preferred, are not eligible for dividends, have equal liquidation preference with our common stock and have no voting rights.  The Series B Preferred are convertible into eight shares of common stock for each share of Series B Preferred held, with the limitation that no shares of Series B Preferred may be converted in an amount that would result in the beneficial ownership of greater than 9.99% of the outstanding common stock of the Company.

New issuances of common stock during the three months ended June 30, 2015 were as follows:

•	1,479,290 shares of common stock were issued pursuant to the acquisition of the búcha™ Live Kombucha brand. The Company estimated the fair market value to be $0.338 per share at the time of issuance. These shares were issued with "Price Protection" for a period of 18 months. If the market value of the common stock issued pursuant to the Acquisition is less than $500,000, the Company shall issue additional shares so the aggregate amount of shares issued in the Acquisition is equal to a market value of $500,000 based on the average closing bid price of the common stock for the five days prior thereto.

•	204,000 shares of common stock were sold to three investors for cash proceeds of $61,200, or $.30 per share, under a private placement offering. Such offering provided for the issuance warrants to purchase 50% of the number of shares subscribed for, at a price of $.50 per share, expiring one year from the investment. A total of 102,000 warrants were issued and expire between April 13 and June 10, 2016.

•	52,000 shares of common stock were issued to employees for services rendered. The Company estimated the fair market value to be $0.44 per share at the time of issuance and recorded an expense of $22,880 during the three months ended June 30, 2015.

•
85,714 shares of common stock were issued to employee pursuant to an employment contract whereby the employee would be granted shares of common stock valued at $30,000.  The Company estimated the fair market value to be $0.35 per share at the time of issuance and recorded a corresponding expense during the three months ended June 30, 2015.

•	32,701 shares of common stock were issued to employee pursuant to an employment contract whereby the employee would be granted shares of common stock equal to $6,500 at the end of each quarter effective with the three months ending March 31, 2015. The Company estimated the fair market value to be $0.35 per share as of March 31, 2015 and $0.46 per share as of June 30, 2015. Accordingly, the employee received 18,571 and 14,130 shares of common stock, respectively, and the Company and recorded an expense of $13,000 during the three months ended June 30, 2015.

•	5,000 shares of common stock were issued to Stonefield Fund for services rendered. The Company estimated the fair market value to be $0.44 per share at the time of issuance and recorded an expense of $2,200 during the three months ended June 30, 2015.

•	500,000 shares of common stock were issued to LP Funding, LLC for services rendered. The Company estimated the fair market value to be $0.46 per share at the time of issuance and recorded an expense of $230,000 during the three months ended June 30, 2015.

As of June 30, 2015, 15,403,925 shares of common stock are issued and outstanding.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BREWING COMPANY, INC.

Date: August 19, 2015	By: /s/ Neil Fallon
Neil Fallon
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer)

Date: August 19, 2015	By: /s/ Julie Anderson
Julie Anderson
Vice-President and Director
(Principal Financial Officer and Principal Accounting Officer)