Form 10-Q/A
period 2015-06-30
American Brewing Company, Inc.
filed 2015-08-25
CIK 1579823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to American Brewing Company, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 19, 2015 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS.

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

AMERICAN BREWING COMPANY, INC.

Date: August 24, 2015	By: /s/ Neil Fallon
Neil Fallon
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer)

Date: August 24, 2015	By: /s/ Julie Anderson
Julie Anderson
Vice-President and Director
(Principal Financial Officer and Principal Accounting Officer)