Form 10-Q/A
period 2015-06-30
American Brewing Company, Inc.
filed 2015-11-18
CIK 1579823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1	Financial Statements	4

	Consolidated balance sheets as of June 30, 2015 (Successor) and December 31, 2014 (Predecessor) (unaudited)	4

	Consolidated statements of operations for the three months ended June 30, 2015 (Successor) and the three months March 31, 2015 (Predecessor) and the three and six months ended June 30, 2014 (Predecessor) (unaudited)	5

	Consolidated statements of cash flows for the three months ended June 30, 2015 (Successor) and the three months March 31, 2015 (Predecessor) and the six months ended June 30, 2014 (Predecessor) (unaudited)	6

	Notes to the Consolidated unaudited interim financial statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	28

ITEM 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	29

ITEM 1A.	Risk Factors	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3.	Defaults Upon Senior Securities	30

ITEM 4.	Mine Safety Disclosures	30

ITEM 5.	Other Information	30

ITEM 6.	Exhibits	31

SIGNATURES		32

EXPLANATORY NOTE

The Company is filing this Amendment No. 2 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, originally filed with the Securities and Exchange Commission on August 19, 2015 (the "Original Filing"), to restate our unaudited consolidated financial statements and related footnote disclosures as of June 30, 2015 and for the three and six month periods ended June 30, 2015.

During November 2015, the Company's management determined that the unaudited consolidated financial statements for the periods ended June 30, 2015 included in the Original Filing should no longer be relied upon.  The reasons for the restatement and the effect thereof is discussed in Footnote 2 to our consolidated financial statements

This Form 10-Q/A sets forth the Original Filing, in its entirely, as modified and superseded as necessary to reflect the restatement.  The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

•	Part 1, Item 1. Financial Statements (unaudited)
•	Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update the information contained therein in any way other than as required to correct the errors and record the adjustments described above.

As required by Rule 12-15, the Company's principal executive officer and principal financial officer are providing new currently dated certifications.  Accordingly, the Company hereby amends Item 6 in Part II in the Original Filing to reflect the filing of the new certifications.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN BREWING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Restated
	June 30, 2015	December 31, 2014
	Successor	Predecessor
ASSETS
CURRENT ASSETS:
Cash	$66,453	$125,312
Accounts receivable, net of allowance for doubtful accounts of zero and $13,638, respectively	330,151	254,705
Inventories	443,592	286,070
Prepaid expenses and other current assets	45,140	13,865
Total current assets	885,336	679,952

Property and equipment, net of accumulated depreciation of $479,164 and $36,541, respectively	991,798	65,453
Goodwill	717,914	-
Other assets	22,204	-
Total assets	$2,617,252	$745,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$372,369	$616,719
Current portion of notes payable and capital leases, net of unamortized discounts	146,157	3,689
Convertible notes payable to related parties	-	120,000
Factoring payable	115,420	-
Accrued expenses and other current liabilities	209,801	106,899
Reserve for legal settlement	-	342,924
Total current liabilities	843,747	1,190,231

Note payable and capital leases, less current portion, net of unamortized discounts	315,343	-
Related party debt, less currrent portion, net of unamortized discounts	19,395	-
Total liabilities	1,178,485	$1,190,231

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 15,403,925 shares issued and outstanding	15,404	-
Common stock, no par value, 40,000,000 shares authorized; 1,366,042 shares issued and outstanding	-	(35,000)
Series A Preferred stock, $0.001 par value: 250,000 shares authorized, 250,000 shares issued and outstanding	250	-
Series B Preferred stock, $0.001 par value: 300,000 shares authorized, 254,807 shares issued and outstanding	255	-
Series A Preferred stock, no par value: 8,000,000 shares authorized, 6,205,558 shares issued and outstanding	-	4,327,628
Additional paid-in capital	3,798,081	126,328
Accumulated deficit	(2,375,223)	(4,863,782)
Total stockholders' equity	1,438,767	(444,826)
Total liabilities and stockholders' equity	$2,617,252	$745,405

See accompanying notes which are an integral part of these unaudited consolidated financial statements.

AMERICAN BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months	Three months
	Restated		ended	ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2014
	Successor	Predecessor	Predecessor	Predecessor

REVENUES	$944,916	$576,863	$1,347,493	$808,726
Less: Excise taxes	(4,909)	-		-
Net Revenue	940,007	576,863	1,347,493	808,726
Cost of Goods Sold	697,284	413,582	895,287	495,858

GROSS PROFIT	242,723	163,281	452,206	312,868

OPERATING EXPENSES:
Advertising, promotion and selling	88,281	51,516	275,274	145,909
General and administrative	547,933	134,124	303,047	151,490
Gain on forgiveness of accrued payroll	(500,000)	-	-	-
Legal and professional	107,974	47,369	432,870	141,333
Total operating expenses	244,188	233,009	1,011,191	438,732

INCOME (LOSS) FROM OPERATIONS	(1,465)	(69,728)	(558,985)	(125,864)

OTHER INCOME (EXPENSE):
Interest expense	(73,193)	(2,294)	(884)	(433)
Interest income	-	-	88	29
Total other income (expense)	(73,193)	(2,294)	(796)	(404)

NET LOSS	$(74,658)	$(72,022)	$(559,781)	$(126,268)

Weighted Average Number of Common Shares Outstanding - Basic	14,763,091
Weighted Average Number of Common Shares Outstanding - Diluted	14,763,091

NET LOSS PER SHARE - BASIC	$(0.01)
NET LOSS PER SHARE - DILUTED	$(0.01)

See accompanying notes which are an integral part of these unaudited consolidated financial statements.

AMERICAN BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months	Three months	Six months
	ended	ended	ended
	June 30, 2015	March 31, 2015	June 30, 2014
	Successor	Predecessor	Predecessor

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,658)	$(72,022)	$(559,781)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	60,631	5,100	9,963
Amortization of debt discount	47,699	-	-
Gain on forgiveness of accrued payroll	(500,000)	-	-
Common stock issued for services	298,080	-	-
Changes in operating assets and liabilities:
Accounts receivable	(280,118)	(23,277)	(32,313)
Inventories	(140,359)	105,419	(221,970)
Prepaid expenses and other current assets	41,595	5,695	(1,798)
Accounts payable	212,921	(5,158)	363,006
Accrued expenses and other current liabilities	29,369	3,473	32,745
Reserve for legal settlement	-	5,100	185,845
Net cash (used in) provided by operating activities	(304,840)	24,330	(224,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,320)	(11,688)	(4,929)
Repayment of note issued for acqusition of assets of B&R Liquid Adventure	(140,000)	-	-
Acqusition of assets of B&R Liquid Adventure	(260,000)	-	-
Net cash used in investment activities	(415,320)	(11,688)	(4,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	288,320	-	-
Net factoring advances	115,420	-	-
Issuance of common stock for cash	61,200	-	-
Issuance of Series B Preferred stock for cash	25,000	-	-
Payments on convertible notes payable to related parties	-	(69,000)	-
Repayment of notes payable to related party	(50,750)	-	-
Repayment of notes payable and capital lease obligations	(110,712)	(1,874)	(3,748)
Net cash provided by (used in) financing activities	328,478	(70,874)	(3,748)

NET CHANGE IN CASH	(391,682)	(58,232)	(232,980)
CASH AT BEGINNING OF PERIOD	458,135	125,312	286,258
CASH AT END OF PERIOD	$66,453	$67,080	$53,278

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$-	$1,861	$-
Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt issued for acquisition of B&R Liquid Adventure	$140,000	$-	$-
Common stock issued for acquisition of B&R Liquid Adventure	$500,000	$-	$-
Preferred stock issued for settlement of accounts payable	$-	$-	$16,532

See accompanying notes which are an integral part of these unaudited consolidated financial statements.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

American Brewing Company, Inc. (the "Company") was formed under the laws of the State of Washington on April 26, 2010.  The Company is a micro-brewing company based out of Edmonds, Washington.  The Company also manufactures and sells búcha™ Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  The Company acquired the búcha™ Live Kombucha brand and the assets related to the production and sale of it pursuant to an Asset Purchase Agreement dated April 1, 2015 (see Note 4).  The búcha™ Live Kombucha brand is distributed in major health and grocery chains throughout North America.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2015 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on April 15, 2015.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.  Certain prior period amounts have been reclassified to conform to current period presentation.

The accompanying unaudited interim consolidated financial statements have been presented on a comparative basis.  For periods after the acquisition of the búcha™ Live Kombucha brand (see Note 4), the Company is referred to as the Successor and its results of operations combines the brewery operations and the kombuch tea operations.  For periods prior to the acquisition of the búcha™ Live Kombucha brand, the Company is referred to as the Predecessor and its results of operations includes only the búcha™ Live Kombucha operations.  A black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these two periods.

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During November 2015, the Company's management determined that the unaudited consolidated financial statements for the periods ended June 30, 2015 included in the Original Filing should no longer be relied upon.  Accordingly, the Company has restated its consolidated balance sheet as of June 30, 2015, and its consolidated Statements of Operation and Consolidated Statements of Cash Flows for the three and six months ended June 30, 2015.

In connection with the preparation of our financial statements for the quarter ended September 30, 2015, it was determined that errors occurred in the accounting for inventory that resulted from clerical errors originating in connection with physical inventory valuation and cutoff procedures performed as of June 30, 2015.  As a result of these errors, we have revised our unaudited consolidated financial statements for the periods ended June 30, 2015. The revision corrects the identified errors and has resulted in a $48,604 decrease to our reported inventory balance and a $45,271 increase in our accounts payable balance at June 30, 2015, and ,correspondingly, a $83,905 increase to our reported cost of goods sold and a $93,875 increase in net losses for the three and six month periods ended June 30, 2015.

We further determined that there are no other additional adjustments which are material.  The adjustment to correct the identified errors has no effect on our cash flows, liquidity position, debt covenants or executive incentive plans.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a "restatement" under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in this Quarterly Report on Form 10-Q/A has been identified as "restated".

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table details the impact of the revision and restatement on the Company's consolidated balance sheets as of June 30, 2015:

AMERICAN BREWING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS - RESTATED
(UNAUDITED)

	As reported			Restated
	June 30, 2015	Cumulative		June 30, 2015
	Successor	Revisions		Successor
ASSETS
CURRENT ASSETS:
Cash	$66,453			$66,453
Accounts receivable, net of allowance for doubtful accounts of zero and $13,638, respectively	330,151			330,151
Inventories	492,196	(48,604)	(a)	443,592
Prepaid expenses and other current assets	45,140			45,140
Total current assets	933,940	(48,604)		885,336

Property and equipment, net of accumulated depreciation of $479,164 and $36,541, respectively	991,798			991,798
Goodwill	717,914			717,914
Other assets	22,204			22,204
Total assets	$2,665,856	$(48,604)		$2,617,252

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$327,098	45,271	(b)	$372,369
Current portion of notes payable and capital leases, net of unamortized discounts	146,157			146,157
Convertible notes payable to related parties	-			-
Factoring payable	115,420			115,420
Accrued expenses and other current liabilities	209,801			209,801
Reserve for legal settlement	-			-
Total current liabilities	798,476	45,271		843,747

Note payable and capital leases, less current portion, net of unamortized discounts	315,343			315,343
Related party debt, less currrent portion, net of unamortized discounts	19,395			19,395
Total liabilities	1,133,214	45,271		$1,178,485

COMMITMENTS AND CONTINGENCIES	-			-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 15,403,925 shares issued and outstanding	15,404			15,404
Common stock, no par value, 40,000,000 shares authorized; 1,366,042 shares issued and outstanding	-			-
Series A Preferred stock, $0.001 par value: 250,000 shares authorized, 250,000 shares issued and outstanding	250			250
Series B Preferred stock, $0.001 par value: 300,000 shares authorized, 254,807 shares issued and outstanding	255			255
Series A Preferred stock, no par value: 8,000,000 shares authorized, 6,205,558 shares issued and outstanding	-			-
Additional paid-in capital	3,798,081			3,798,081
Accumulated deficit	(2,281,348)	(93,875)		(2,375,223)
Total stockholders' equity	1,532,642	(93,875)		1,438,767
	$2,665,856	(48,604)		$2,617,252

(a)	Error in inventory costing
(b)	Unrecorded liabilities related to inventory

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table details the impact of the revision and restatement on the Company's consolidated statements of operations for the three months ended June 30, 2015:

AMERICAN BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS – RESTATED
(UNAUDITED)

	As reported			Restated
	Three months			Three months
	ended			ended
	June 30, 2015	Cumulative		June 30, 2015
	Successor	Revisions		Successor

REVENUES	$944,916			$944,916
Less: Excise taxes	(4,909)			(4,909)
Net Revenue	940,007			940,007
Cost of Goods Sold	613,379	83,905	(a)	697,284

GROSS PROFIT	326,628	(83,905)		242,723

OPERATING EXPENSES:
Advertising, promotion and selling	88,281			88,281
General and administrative	537,963	9,970	(b)	547,933
Gain on forgiveness of accrued payroll	(500,000)			(500,000)
Legal and professional	107,974			107,974
Total operating expenses	234,218	9,970		244,188

INCOME (LOSS) FROM OPERATIONS	92,410	(93,875)		(1,465)

OTHER INCOME (EXPENSE):
Interest expense	(73,193)			(73,193)
Interest income	-			-
Total other income (expense)	(73,193)	-		(73,193)

NET LOSS	$19,217	(93,875)		$(74,658)

Weighted Average Number of Common Shares Outstanding - Basic	14,763,091			14,763,091
Weighted Average Number of Common Shares Outstanding - Diluted	16,829,113	(2,066,022)		14,763,091
NET LOSS PER SHARE - BASIC	$(0.01)			(0.01)
NET LOSS PER SHARE - DILUTED	$(0.00)	(0.01)		(0.01)

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table details the impact of the revision and restatement on the Company's consolidated statements of cash flows for the three months ended June 30, 2015:

AMERICAN BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – RESTATED
(UNAUDITED)
	As reported			Restated
	Three months			Three months
	ended			ended
	June 30, 2015	Cumulative		June 30, 2015
	Successor	Revisions		Successor

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$19,217	(93,875)		$(74,658)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	60,631			60,631
Amortization of debt discount	47,699			47,699
Gain on forgiveness of accrued payroll	(500,000)			(500,000)
Common stock issued for services	298,080			298,080
Changes in operating assets and liabilities:				-
Accounts receivable	(280,118)			(280,118)
Inventories	(188,963)	48,604	(a)	(140,359)
Prepaid expenses and other current assets	41,595			41,595
Accounts payable	167,650	45,271	(b)	212,921
Accrued expenses and other current liabilities	29,369			29,369
Reserve for legal settlement	-			-
Net cash (used in) provided by operating activities	(304,840)	0		(304,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,320)			(15,320)
Repayment of note issued for acqusition of assets of B&R Liquid Adventure	(140,000)			(140,000)
Acqusition of assets of B&R Liquid Adventure	(260,000)			(260,000)
Net cash used in investment activities	(415,320)	-		(415,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	288,320			288,320
Net factoring advances	115,420			115,420
Issuance of common stock for cash	61,200			61,200
Issuance of Series B Preferred stock for cash	25,000			25,000
Payments on convertible notes payable to related parties	-			-
Repayment of notes payable to related party	(50,750)			(50,750)
Repayment of notes payable and capital lease obligations	(110,712)			(110,712)
Net cash provided by (used in) financing activities	328,478	-		328,478

NET CHANGE IN CASH	(391,682)			(391,682)
CASH AT BEGINNING OF PERIOD	458,135			458,135
CASH AT END OF PERIOD	$66,453			$66,453

(a) Error in inventory costing

(b) Unrecorded liabilities related to inventory

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

The accompanying unaudited interim consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  Since inception, the Company has financed its operations primarily through equity and debt financings.  As of June 30, 2015, the Company had an accumulated deficit of $2,375,223 and used cash in operating activities of $280,510 for the six months ended June 30, 2015.  These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – ACQUISITION OF ASSETS OF B&R LIQUID ADVENTURE, LLC

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

NOTE 5 – INVENTORIES

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

Inventories consisted of the following as of:

	Restated
	June 30, 2015	December 31, 2014
	Successor	Predecessor

Raw materials	$65,473	$83,892
Work-in-process	38,007	-
Finished goods	340,112	202,178
	$443,592	$286,070

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2015	December 31, 2014
	Successor	Predecessor
Property and equipment	$1,470,962	$101,994
Less: accumulated depreciation	(479,164)	(36,541)
	$991,798	$65,453

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

NOTE 7 – NOTES PAYABLE AND CAPITAL LEASES

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

In March 2015, the Company borrowed $200,000 used for the Acquisition (see Note 4).  The note bears interest at 10% per annum and is due and payable beginning June 30, 2015 maturing on March 31, 2020.  Payments of interest are required quarterly.  Should the Company be successful in raising $2,000,000 or more in funding the entire balance of the note will be due immediately.  The note was issued in conjunction with an equity payment totaling 176,734 shares of Series B preferred stock that was issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value.  The relative fair value of the stock was determined to be $142,434 and was recorded as a debt discount.  As of June 30, 2015, no payment has been made on this note and the remaining balance of this note is $64,688, net of the unamortized discount.  The discount will be amortized over the life of the loans to interest expense and $7,122 was amortized during the three months ended June 30, 2015.

On April 1, 2015, a promissory note in an amount of $140,000 was issued pursuant to the Acquisition (see Note 4). The note bears interest at 10% per annum and it due on June 30, 2015. The note was fully paid off, and the balance as of June 30, 2015 is zero.

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

NOTE 8 – RELATED PARTY DEBT

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

In March 2015, the Company borrowed $60,000 from a member of management used for the Acquisition (see Note 4).  The note bears interest at 10% per annum and is due and payable beginning June 30, 2015 maturing on March 31, 2020.  Payments of interest are required quarterly.  Should the Company be successful in raising $2,000,000 or more in funding the entire balance of the note will be due immediately.  The note was issued in conjunction with an equity payment totaling 53,073 shares of Series B preferred stock that was issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value.  The relative fair value of the stock was determined to be $42,742 and was recorded as a debt discount.  As of June 30, 2015, no payment has been made on this note and the remaining balance of this note is $19,395, net of the unamortized discount.  The discount will be amortized over the life of the loans to interest expense and $2,137 was amortized during the three months ended June 30, 2015.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – STOCKHOLDERS' EQUITY

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

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The board of directors has designated 300,000 shares as Series B Preferred stock, par value $.001 per shares ("Series B Preferred").  The Series B Preferred is non-voting, not eligible for dividends and ranks equal to common stock and below Series A preferred stock.  Each share of Series B Preferred has a conversion rate into eight shares of common stock.  During the six months ended June 30, 2015, the Company issued 229,807 shares of Series B Preferred in conjunction with two promissory notes (see Notes 7 and 8).  In June 2015, the Company sold 25,000 shares of Series B Preferred for $25,000 cash. As of June 30, 2015, 254,807 shares of Series B Preferred are issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value.  New issuances of common stock during the three months ended June 30, 2015 were as follows:

•	1,479,290 shares of common stock were issued pursuant to the Acquisition (see Note 4). The Company estimated the fair market value to be $0.338 per share at the time of issuance. These shares were issued with "Price Protection" for a period of 18 months. If the market value of the common stock issued pursuant to the Acquisition is less than $500,000, the Company shall issue additional shares so the aggregate amount of shares issued in the Acquisition is equal to a market value of $500,000 based on the average closing bid price of the common stock for the five days prior thereto.

•	204,000 shares of common stock were sold to three investors for cash proceeds of $61,200, or $.30 per share, under a private placement offering (the "Offering"). The Offering provided for the issuance warrants to purchase 50% of the number of shares subscribed for, at a price of $.50 per share, expiring one year from the investment. A total of 102,000 warrants were issued and expire between April 13 and June 10, 2016 (see Note 10).

•	52,000 shares of common stock were issued to employees for services rendered. The Company estimated the fair market value to be $0.44 per share at the time of issuance and recorded an expense of $22,880 during the three months ended June 30, 2015.

•	85,714 shares of common stock were issued to employee pursuant to an employment contract whereby the employee would be granted shares of common stock valued at $30,000. The Company estimated the fair market value to be $0.35 per share at the time of issuance and recorded a corresponding expense during the three months ended June 30, 2015.

•	32,701 shares of common stock were issued to employee pursuant to an employment contract whereby the employee would be granted shares of common stock equal to $6,500 at the end of each quarter effective with the three months ending March 31, 2015. The Company estimated the fair market value to be $0.35 per share as of March 31, 2015 and $0.46 per share as of June 30, 2015. Accordingly, the employee received 18,571 and 14,130 shares of common stock, respectively, and the Company recorded an expense of $13,000 during the three months ended June 30, 2015.

•	5,000 shares of common stock were issued to Stonefield Fund for services rendered. The Company estimated the fair market value to be $0.44 per share at the time of issuance and recorded an expense of $2,200 during the three months ended June 30, 2015.

•	500,000 shares of common stock were issued to LP Funding, LLC for services rendered. The Company estimated the fair market value to be $0.46 per share at the time of issuance and recorded an expense of $230,000 during the three months ended June 30, 2015.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2015,15,403,925 shares of common stock are issued and outstanding.

NOTE 11 – COMMON STOCK WARRANTS

As of March 31, 2015, the Company has warrants to purchase 1,025,000 shares of common stock outstanding, with exercise prices between $0.50 and $1.00 and expiration dates between September 2016 and October 2019.  During the period ended June 30, 2015, the Company issued a total of 102,000 warrants under the Offering (see Note 9).

A summary of common stock warrants activity for the three months ended June 30, 2015 is as follows:

		Weighted Average
	Number	Exercise Price

Warrants outstanding March 31, 2015	1,025,000	$0.99
Granted	102,000	$0.50
Exercised	-	$-
Forfeited	-	$-
Warrants outstanding June 30, 2015	1,127,000	$0.94
Warrants exercisable as of June 30, 2015	1,127,000	$0.94

NOTE 12 – SEGMENT INFORMATION

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

As discussed in Note 4, effective April 1, 2015, the Company also manufactures and sells búcha™ Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  The kombucha tea brand serves different customers and is managed separately, requiring specialized expertise.  Accordingly, the Company will report it kombucha tea business as an operating segment in accordance with FASB ASC Topic 280, Segment Reporting.

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

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment operating results are as follows:

	Restated
	Three months ended June 30, 2015 (Successor)
	Brewery Retail	Brewery Wholesale	búcha tea Wholesale	Total
Sales	$86,253	$166,678	$691,985	$944,916
Less excise taxes	1,674	3,235	-	4,909
Net revenue	84,579	163,443	691,985	940,007
Cost of goods sold	66,713	94,028	536,543	697,284
Gross profit	$17,866	$69,415	$155,442	$242,723

	Three months ended June 30, 2015 (Successor)
	Brewery Retail	Brewery Wholesale	búcha tea Wholesale	Total
Accounts receivable	$-	$31,818	$298,333	$330,151
Property and equipment, net	$46,575	$880,287	$64,936	$991,798

For periods prior to the acquisition of the búcha™ Live Kombucha brand, the Company is referred to as the Predecessor and its results of operations includes only the operations of the búcha™ Live Kombucha operations.  Therefore, the following segment information is only for the búcha tea wholesale operation.

	Reclassified (1)
	Three months ended March 31, 2015	Six months ended June 30, 2014	Three months ended June 30, 2014
	Predecessor	Predecessor	Predecessor
Sales	$576,863	$1,347,493	$808,726
Less excise taxes	-	-	-
Net revenue	576,863	1,347,493	808,726
Cost of goods sold	413,582	895,287	495,858
Gross profit	$163,281	$452,206	$312,868

(1)	Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

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

Three months ended June 30, 2015 (Successor) compared to the three months ended June 30, 2014 (Predecessor)

Revenue and Cost of Goods Sold

	Three Months Ended
	Restated
	June 30, 2015	June 30, 2014
	Successor	Predecessor

Net revenue	$940,007	$808,726
Cost of goods sold	697,284	495,858
Gross profit	242,723	312,868
Operating expenses	244,188	438,732
Other expenses	73,193	404
Net income (loss)	$(74,658)	$(126,268)

Revenue from sales of our product for the three months ended June 30, 2015 was $940,007, as compared to $808,726 for the comparable period in 2014, an increase of $131,281, or 16.2%.  The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country including certain mass market retailers and additional health foods stores.

Cost of goods sold is comprised of production costs, shipping and handling costs.  For three months ended June 30, 2015, cost of goods sold increased by $201,426, or 40.6%, compared to the same period last year.  As a percentage of sales, cost of goods sold increased by 12.9% for three months ended June 30, 2015.  The increase is due to the combined mix of sales on the beer which typically carries lower margin compared to sales of kombucha.

Expenses

	Three Months Ended
	Restated
	June 30, 2015	June 30, 2014
	Successor	Predecessor

Advertising, promotion and selling	$88,281	$145,909
General and administrative	547,933	151,490
Gain on forgiveness of accrued payroll	(500,000)	-
Legal and professional	107,974	141,333
Total operating expenses	$244,188	$438,732

During the three months ended June 30, 2015, our total operating expenses were $244,188, as compared to $438,732 for the respective period in 2014, a decrease of $194,544.  The main reason for the decrease was due to a gain on the forgiveness of accrued payroll during the three months ended June 30, 2015. In April 2015, the Company and two officers agreed to forgive $500,000 of the $600,000 in accrued officer compensation.  This resulted in the Company recognizing a gain of $500,000 on forgiveness of accrued payroll during the three months ended June 30, 2015.  In addition, there was a decrease in advertising, promotion and selling costs of $57,628 and a decrease in legal and professional costs of $33,359, which was offset by an increase in general and administrative costs of $396,443, as compared to the same period last year.  The main reason for the increase in general and administrative expenses in the three months ending June 30, 2015 was due to stock compensation expense of $298,080 which was incurred as a part of the issuance of certain stock grants to employees and key consultants to develop our business.  Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the period.

Six months ended June 30, 2015 (Successor) compared to the six months ended June 30, 2014 (Predecessor)

Revenue and Cost of Goods Sold

	Three Months Ended		Six Months
	Restated		Ended
	Jun 30, 2015	Mar 31, 2015	June 30, 2014
	Successor	Predecessor	Predecessor

Net Revenue	$940,007	$576,863	$1,347,493
Cost of goods sold	697,284	413,582	895,287
Gross profit	242,723	163,281	452,206
Operating expenses	244,188	233,009	1,011,191
Other expenses	73,193	2,294	796
Net income (loss)	$(74,658)	$(72,022)	$(559,781)

Revenue from sales of our product for the six months ended June 30, 2015 was $1,516,870, as compared to $1,347,493 for the comparable period in 2014, an increase of $169,377, or 12.6%.  The increase in sales is due to the expanded distribution of our products to additional retailers throughout the country including certain mass market retailers and additional health foods stores.

Cost of goods sold is comprised of production costs, shipping and handling costs.  For six months ended June 30, 2015, cost of goods sold increased by $215,579, or 24.1%, compared to the same period last year.  As a percentage of sales, cost of goods sold increased by 6.8% for six months ended June 30, 2015.  The increase is due to the combined mix of sales on the beer which typically carries lower margin compared to sales of kombucha.

Expenses

	Three Months Ended		Six Months
	Restated		Ended
	Jun 30, 2015	Mar 31, 2015	Jun 30, 2014
	Successor	Predecessor	Predecessor

Advertising, promotion and selling	$88,281	$51,516	$275,274
General and administrative	547,933	134,124	303,047
Gain on forgiveness of accrued payroll	(500,000)	-	-
Legal and professional	107,974	47,369	432,870
Total operating expenses	$244,188	$233,009	$1,011,191

During the six months ended June 30, 2015, our total operating expenses were $477,197, as compared to $1,011,191 for the respective period in 2014, a decrease of $533,994.  The main reason for the decrease was due to a gain on the forgiveness of accrued payroll during the three months ended June 30, 2015. In April 2015, the Company and two officers agreed to forgive $500,000 of the $600,000 in accrued officer compensation.  This resulted in the Company recognizing a gain of $500,000 on forgiveness of accrued payroll during the three months ended June 30, 2015.  In addition, there was a decrease in advertising, promotion and selling costs of $135,477 and a decrease in legal and professional costs of $277,527, which was offset by an increase in general and administrative costs of $379,010, as compared to the same period last year.  The main reason for the increase in general and administrative expenses in the six months ending June 30, 2015 was due to stock compensation expense of $298,080 which was incurred as a part of our issuance of certain stock grants to employees and key consultants to develop our business.  Although a non-cash expense, the value of such issuances had a material impact on our general and administrative expenses for the period.

Liquidity and Capital Resources

Working Capital

	Restated
	June 30, 2015	Dec. 31, 2014
	Successor	Predecessor

Current assets	$885,336	$679,952
Current liabilities	843,747	1,190,231
Working capital (deficiency)	$41,589	$(510,279)

Current Assets

Current assets as of June 30, 2015 (Successor) and December 31, 2014 (Predecessor) primarily relate to $66,453 and $125,312 in cash, $330,151 and $254,705 in accounts receivable and $443,592 and $286,070 in inventory, respectively.

Current Liabilities

Current liabilities as of June 30, 2015 (Successor) and as of December 31, 2014 (Predecessor) primarily relate to $372,369 and $616,719 in accounts payable, $146,157 and $123,689 in current portion of notes payable and capital leases, $209,801 and $106,899 for accrued expenses and $115,420 and $-0- for factoring payable, respectively.  In addition, as of December 31 2014 (Predecessor), there were $342,924 in reserves for legal settlements compared to $-0- as of June 30, 2015 (Successor).

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

Cash Flow

	Three months ended		Six Months
	Restated		Ended
	June 30, 2015	March 31, 2015	June 30, 2014
	Successor	Predecessor	Predecessor

Net cash (used in) provided by operating activities	$(304,840)	$24,330	$(224,303)
Net cash used in investing activities	(415,320)	(11,688)	(4,929)
Net cash provided by (used in) financing activities	328,478	(70,874)	(3,748)
Net decrease in cash	$(391,682)	$(58,232)	$(232,980)

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

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  Since inception, the Company has financed its operations primarily through equity and debt financings.  As of June 30, 2015, the Company had an accumulated deficit of $2,281,348 and used cash in operating activities of $28,510 during the six months ended June 30, 2015.  These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

AMERICAN BREWING COMPANY, INC.

Date: November 17, 2015	By: /s/ Neil Fallon
Neil Fallon
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer)

Date: November 17, 2015	By: /s/ Julie Anderson
Julie Anderson
Vice-President and Director
(Principal Financial Officer and Principal Accounting Officer)