Form 10-Q
period 2015-09-30
American Brewing Company, Inc.
filed 2015-11-23
CIK 1579823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2015

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

As of November 23, 2015, there were 15,419,401 shares of registrant's common stock outstanding.

AMERICAN BREWING COMPANY, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1	Financial Statements	3

	Consolidated balance sheets as of September 30, 2015 (Successor) and December 31, 2014 (Predecessor) (unaudited)	3

	Consolidated statements of operations for the three months ended September 30, 2015 (Successor) and the three months ended September 30, 2014 (Predecessor) (unaudited)	4

	Consolidated statements of operations for the six months ended September 30, 2015 (Successor) and the three months ended March 31, 2015 (Predecessor) and the nine months ended September 30, 2014 (Predecessor) (unaudited)	5

	Consolidated statements of cash flows for the six months ended September 30, 2015 (Successor) and the three months ended March 31, 2015 (Predecessor) and the nine months ended September 30, 2014 (Predecessor) (unaudited)	6

	Notes to the consolidated unaudited interim financial statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

ITEM 1.	Legal Proceedings	27

ITEM 1A.	Risk Factors	27

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3.	Defaults Upon Senior Securities	28

ITEM 4.	Mine Safety Disclosures	28

ITEM 5.	Other Information	28

ITEM 6.	Exhibits	29

SIGNATURES		30

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN BREWING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
	Successor	Predecessor
ASSETS
CURRENT ASSETS:
Cash	$58,391	$125,312
Accounts receivable, net of allowance for doubtful accounts of zero and $13,638, respectively	316,256	254,705
Inventories	270,368	286,070
Prepaid expenses and other current assets	39,861	13,865
Current assets of discontinued operations	159,668	-
Total current assets	844,544	679,952

Property and equipment, net of accumulated depreciation of $6,477 and $36,541, respectively	70,400	65,453
Goodwill	717,914	-
Long-term assets of discontinued operations	881,934	-
Total assets	$2,514,792	$745,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$452,540	$616,719
Current portion of notes payable and capital leases, net of unamortized discounts	50,000	3,689
Convertible notes payable to related parties	-	120,000
Factoring payable	170,229	-
Accrued expenses and other current liabilities	202,874	106,899
Reserve for legal settlement	-	342,924
Current liabilities of discontinued operations	159,733	-
Total current liabilities	1,035,376	1,190,231

Note payable and capital leases, less current portion, net of unamortized discounts	71,809	-
Related party debt, less currrent portion, net of unamortized discounts	21,532	-
Long-term liabilities of discontinued operations	229,447	-
Total liabilities	1,358,164	$1,190,231

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 15,419,401 shares issued and outstanding	15,419	-
Common stock, no par value, 40,000,000 shares authorized; 1,366,042 shares issued and outstanding	-	(35,000)
Series A Preferred stock, $0.001 par value: 250,000 shares authorized, 250,000 shares issued and outstanding	250	-
Series B Preferred stock, $0.001 par value: 300,000 shares authorized, 254,807 shares issued and outstanding	255	-
Series A Preferred stock, no par value: 8,000,000 shares authorized, 6,205,558 shares issued and outstanding	-	4,327,628
Additional paid-in capital	3,804,566	126,328
Accumulated deficit	(2,663,862)	(4,863,782)
Total stockholders' equity	1,156,628	(444,826)
Total liabilities and stockholders' equity	$2,514,792	$745,405

See accompanying notes which are an integral part of these unaudited consolidated financial statements.

AMERICAN BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months	Three months
	ended	ended
	September 30, 2015	September 30, 2014
	Successor	Predecessor

REVENUES	$611,014	$886,197
Less: Cost of Good Sold	458,873	584,569

GROSS PROFIT	152,141	301,628

OPERATING EXPENSES:
Advertising, promotion and selling	126,420	212,943
General and administrative	277,567	178,692
Legal and professional	63,520	60,873
Total operating expenses	467,507	452,508

LOSS FROM OPERATIONS	(315,366)	(150,880)

OTHER INCOME (EXPENSE):
Interest expense	(34,767)	(25,196)
Other income	10,853
Interest income	-	4
Total other income (expense)	(23,914)	(25,192)

LOSS FROM CONTINUING OPERATIONS	(339,280)	(176,072)

INCOME FROM DISCONTINUED OPERATIONS	50,642	-

NET LOSS	$(288,638)	$(176,072)

NET LOSS PER SHARE - BASIC AND DILUTED:
Continuing operations	$(0.02)
Discontinued operations	-
	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,403,925

See accompanying notes which are an integral part of these unaudited consolidated financial statements.

AMERICAN BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months	Three months	Nine months
	ended	ended	ended
	September 30, 2015	March 31, 2015	September 30, 2014
	Successor	Predecessor	Predecessor

REVENUES	$1,302,999	$576,863	$2,233,690
Less: Cost of Goods Sold	981,336	413,582	1,470,769

GROSS PROFIT	321,663	163,281	762,921

OPERATING EXPENSES:
Advertising, promotion and selling	214,701	51,516	488,216
General and administrative	835,471	134,124	490,826
Gain on forgiveness of accrued payroll	(500,000)	-	-
Legal and professional	171,494	47,369	493,743
Total operating expenses	721,666	233,009	1,472,785

LOSS FROM OPERATIONS	(400,003)	(69,728)	(709,864)

OTHER INCOME (EXPENSE):
Interest expense	(107,960)	(2,294)	(26,080)
Other income	10,853	-	-
Interest income	-	-	91
Total other income (expense)	(97,107)	(2,294)	(25,989)

LOSS FROM CONTINUING OPERATIONS	(497,110)	(72,022)	(735,853)

INCOME FROM DISCONTINUED OPERATIONS	133,814	-	-

NET LOSS	$(363,296)	$(72,022)	$(735,853)

NET LOSS PER SHARE - BASIC AND DILUTED:
Continuing operations	$(0.03)
Discontinued operations	0.01
	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	14,318,764

See accompanying notes which are an integral part of these unaudited consolidated financial statements.

AMERICAN BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months	Three months	Nine months
	ended	ended	ended
	September 30, 2015	March 31, 2015	September 30, 2014
	Successor	Predecessor	Predecessor

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(363,296)	$(72,022)	$(735,853)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,477	5,100	14,944
Depreciation from discontinued operations	115,441	-	-
Amortization of debt discounts	59,207	-	24,270
Bad debt expense	-	-	13,637
Gain on forgiveness of accrued payroll	(500,000)	-	-
Common stock issued for services	304,580	-	-
Changes in operating assets and liabilities:
Accounts receivable	(328,812)	(23,277)	75,023
Inventories	(52,629)	105,419	(264,779)
Prepaid expenses and other current assets	44,675	5,695	(1,798)
Accounts payable	261,002	(5,158)	319,691
Accrued expenses and other current liabilities	69,317	3,473	48,090
Reserve for legal settlement	-	5,100	185,845
Net cash (used in) provided by operating activities	(384,038)	24,330	(320,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,277)	(11,688)	(4,929)
Purchases of property and equipment in discontinued operations	(1,050)	-	-
Repayment of note issued for acquisition of assets of B&R Liquid Adventure	(140,000)	-	-
Acqusition of assets of B&R Liquid Adventure	(260,000)	-	-
Net cash used in investment activities	(424,327)	(11,688)	(4,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible notes paable to related parties	-	-	120,000
Proceeds from notes payable	288,320	-	-
Bank indebtedness	51,002	-	-
Net factoring advances	170,228	-	-
Issuance of common stock for cash	61,200	-	-
Issuance of Series B Preferred stock for cash	25,000	-	-
Payments on convertible notes payable to related parties	-	(69,000)	-
Repayment of notes payable to related party	(50,750)	-	-
Repayment of notes payable and capital lease obligations	(136,379)	(1,874)	(5,623)
Net cash provided by (used in) financing activities	408,621	(70,874)	114,377

NET CHANGE IN CASH	(399,744)	(58,232)	(211,482)
CASH AT BEGINNING OF PERIOD	458,135	125,312	286,258
CASH AT END OF PERIOD	$58,391	$67,080	$74,776

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$-	$1,861	$1,317
Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt issued for acquisition of B&R Liquid Adventure	$140,000	$-	$-
Common stock issued for acquisition of B&R Liquid Adventure	$500,000	$-	$-
Preferred stock issued for settlement of accounts payable	$-	$-	$16,532
Debt discount from BCF	$-	$-	$120,000

See accompanying notes which are an integral part of these unaudited consolidated financial statements.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

American Brewing Company, Inc. (the "Company") was formed under the laws of the State of Washington on April 26, 2010.  The Company is a micro-brewing company based out of Edmonds, Washington.  The Company also manufactures and sells búcha™ Live ucha, a gluten free, organic certified, sparkling kombucha tea.  The Company acquired the búcha™ Live Kombucha brand and the assets related to the production and sale of it pursuant to an agreement dated April 1, 2015 (see Note 4).  The búcha™ Live Kombucha brand is distributed in major health and grocery chains throughout North America.

On October 1, 2015 (the "Closing Date"), the Company entered into an Asset Purchase Agreement (the "APA") whereby the Company sold its assets and various liabilities related to its brewery and micro-brewing operations to AMBREW, LLC, a Washington limited liability company ("AMBREW").  On the closing date, the parties executed all documents related to the transaction.  Under the terms of the APA, the assets consisted of inventory, fixed assets and intellectual property.  The liabilities consisted of brewing-related contracts held by the Company, liabilities related to inventory as well as lease obligations.  The Company recognized the sale of its brewery and micro-brewing operations as a discontinued operation, in accordance with ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."  (See Note 3.)

The Company is continuing to operate its búcha™ Live Kombucha division, which produces a gluten-free, organic certified sparkling kombucha tea.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2015 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on April 15, 2015.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.

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

As discussed in Note 3, the Company recognizes the sale of its brewery and micro-brewing operations as a discontinued operation, in accordance with ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

Concentrations

Receivables arising from sales of the Company's products are not collateralized.  As of September 30, 2015, two customers represented approximately 69.5% (45.7% and 23.8%) of accounts receivable and as of December 31, 2014, four customers represented approximately 75.1% (25.4%, 24.1%, 13.5% and 12.1%) of accounts receivable.  For the six months ended September 30, 2015 (Successor), three customers represented approximately 80.1% (39.3%, 25.0% and 15.8%) of revenue.  For the three months ended March 31, 2015 (Predecessor), three customers represented approximately 85.6% (30.2%, 29.4% and 26.0%) of revenue.  For the nine months ended September 30, 2014 (Predecessor), four customers represented approximately 85.8% (33.8%, 19.4%, 16.8% and 15.8%) of revenue.  For the three months ended September 30, 2014 (Predecessor), four customers represented approximately 84.1% (39.2%, 17.3%, 14.3% and 13.3%) of revenue.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Receivable Factoring Arrangement with Recourse

On April 2, 2015, the Company entered into a factoring agreement to sell, with recourse, certain receivables to an unrelated third-party financial institution.  Under the terms of the factoring agreement, the Company receives an advance of 80% of qualified receivables and maximum amount of outstanding advances at any one time will not exceed $500,000.  During the six months ended September 30, 2015, the Company received net advances from the factoring of accounts receivable of $170,228 and recognized a loss on factoring of $13,203.  The Company pays factoring fees associated with the sale of receivables at the rate of 0.67% of the gross face value of the receivable for every ten-day period or fraction thereof from the date of the advance until the receivable is paid in full.  The outstanding factoring payable as of September 30, 2015 was $170,229.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

The accompanying unaudited interim consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  Since inception, the Company has financed its operations primarily through equity and debt financings.  As of September 30, 2015, the Company had a working capital deficit of $190,832 and the Company used cash in operating activities of $359,708 during the nine months ended September 30, 2015.  These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – DISCONTINUED OPERATIONS – BREWERY AND MICRO-BREWING OPERATIONS

On October 1, 2015 (the "Closing Date"), the Company entered into an APA whereby it sold its assets and various liabilities related to its brewery and micro-brewing operations to AMBREW (the "Sale".)  On the Closing Date, the parties executed all documents related to the Sale.  Under the terms of the APA, the assets consisted of inventory, fixed assets and intellectual property.  The liabilities consisted of brewing-related contracts held by the Company, liabilities related to inventory as well as lease obligations.  The purchase price was $750,000, which consisted of cash and assumed debt owed to a third party related to three equipment financing agreements.

The Sale is subject to customary closing conditions, namely that the Washington State Liquor and Cannabis Board ("WSLCB") shall have approved AMBREW's assumption of the Company's WSLCB license and issued a corresponding license in AMBREW's name to operate the assets of the business from and after the Closing Date (the "WSLCB Condition").  The parties intend, to the maximum extent possible, provided that the conditions to Sale have occurred, including specifically the WSLCB Condition, that the benefits and obligations of ownership and operation of the assets of the business shall accrue to AMBREW beginning as of the Closing Date.  As of November 23, 2015, the WSLCB has not issued a license to AMBREW.

The Company recognized the sale of its brewery and micro-brewing operations as a discontinued operation, in accordance with ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."

Assets and Liabilities of Discontinued Operations

The following table provides the details of the assets and liabilities of our discontinued brewery and micro-brewing operations as of September 30, 2015 and 2014:

	September 30, 2015	December 31, 2014
	Successor	Predecessor

Assets of discontinued operations:
Current:
Accounts receivable	$62,588	$-
Inventories	85,492	-
Prepaid expenses and other current assets	11,588	-
Noncurrent:
Property and equipment	869,118	-
Other assets	12,816
Total assets held for disposal	$1,041,602	$-

Liabilities of discontinued operations:
Current:
Accounts payable	$18,907	$-
Accrued expenses and other current liabilities	46,874	-
Current portion of notes payable and capital leases	93,952
Noncurrent:
Noncurrent portion of notes payable and capital leases	229,447
Total liabilities held for disposal	$389,180	$-

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income and Expense of Discontinued Operations

The following table provides income and expense of discontinued operations for the three months ended September 30, 2015 and 2014:

	Three months	Three months
	ended	ended
	September 30, 2015	September 30, 2014
	Successor	Predecessor

Revenue	$262,194	$-
Less: Cost of Goods Sold	203,887	-
Gross Profit	58,307	-

Interest expense	7,665	-
Income from discontinued operations in consolidated statements of operations	$50,642	$-

The following table provides income and expense of discontinued operations for the nine months ended September 30, 2015 and 2014:

	Six months	Three months	Nine months
	ended	ended	ended
	September 30, 2015	March 31, 2015	September 30, 2014
	Successor	Predecessor	Predecessor

Revenue	$510,216	$-	$-
Less: Cost of Goods Sold	366,852	-	-
Gross Profit	143,364	-	-

Interest expense	9,550	-	-
Income from discontinued operations in consolidated statements of operations	$133,814	$-	$-

NOTE 4 – ACQUISITION OF ASSETS OF B&R LIQUID ADVENTURE, LLC

On April 1, 2015, the Company acquired substantially all of the operating assets of B&R Liquid Adventure, LLC, a California Limited Liability Company ("B&R") (the "Acquisition").  B&R is engaged in the manufacture of búcha™ Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  On April 1, 2015, the parties executed all documents related to the Acquisition.  Upon the closing of the Acquisition, the Company received substantially all of the operating assets of B&R, consisting of inventory, fixed assets and intellectual property.

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

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The 1,479,290 shares of common stock were issued with "Price Protection" for a period of 18 months, meaning that on the date that is 18 months from the date of the Acquisition, if the market value of the common stock issued pursuant to the Acquisition is less than $500,000, the Company shall issue additional shares so the aggregate amount of shares held by B&R is equal to a market value of $500,000 based on the average closing bid price of the common stock for the five days prior thereto. The Company determined the fair value of the 1,479,290 shares issued as of September 30, 2015 to be higher than $500,000, and thus no additional shares were due as of September 30, 2015.

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

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Inventories consisted of the following as of:

	September 30, 2015	December 31, 2014
	Successor	Predecessor
Raw materials	$87,105	$83,892
Work-in-process	7,317	-
Finished goods	175,946	202,178
	$270,368	$286,070

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2015	December 31, 2014
	Successor	Predecessor
Property and equipment	$76,877	$101,994
Less: accumulated depreciation	(6,477)	(36,541)
	$70,400	$65,453

Depreciation expense is computed on the basis of three to five year useful lives for all property and equipment.  Depreciation expense from continuing operations was $6,477, $5,100 and $14,944 for the six months ended September 30, 2015 (Successor), the three months ended March 31, 2015 (Predecessor), and the nine months ended September 30, 2014 (Predecessor), respectively. Depreciation expense from discontinued operations was $115,441 for the six months ended September 30, 2015 (Successor).

NOTE 7 – NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consisted of the following as of:

	September 30, 2015	December 31, 2014
	Successor	Predecessor
Notes payable, net of unamortized discounts of $128,191	$121,809	$-
Capital lease obligations	-	3,689
	121,809	3,689
Less: current portion	(50,000)	(3,689)
Long-term portion, net of unamortized discounts of $128,191	$71,809	$-

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2015, the Company entered into two 60-day promissory notes for cash proceeds of $50,000 each. Each note has a 1.5% loan fee and bears an interest rate of 8% per annum. The loan fees resulted in aggregate discounts to the notes of $2,250. The notes also included an equity payment totaling 230,000 shares of common stock that were issued with the debt. The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value. The relative fair value of the stock was determined to be $9,020 and it was recorded as a debt discount. The two notes were fully paid off during the six months ended September 30, 2015.

In March 2015, the Company borrowed $200,000 used for the Acquisition (see Note 4).  The note bears interest at 10% per annum and is due and payable beginning September 30, 2015 maturing on March 31, 2020.  Payments of interest are required quarterly.  Should the Company be successful in raising $2,000,000 or more in funding the entire balance of the note will be due immediately.  The note was issued in conjunction with an equity payment totaling 176,734 shares of Series B preferred stock that was issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value.  The relative fair value of the stock was determined to be $142,434 and was recorded as a debt discount.  As of September 30, 2015, no payment has been made on this note and the remaining balance of this note is $71,809, net of the unamortized discount.

On April 1, 2015, a promissory note in an amount of $140,000 was issued pursuant to the Acquisition (see Note 4). The note bears interest at 10% per annum and it matures on June 30, 2015. The note was fully paid off, and the balance as of September 30, 2015 is zero.

In April 2015, the Company borrowed $50,000 under a 90-day promissory note.  The note bears interest at 3% per month and was due on July 21, 2015.  As of September 30, 2015, the remaining balance of this note is $50,000.  The note was paid in full in October 2015.

Aggregate amortization of debt discounts on third party and related party debt was $59,207 during the six months ended September 30, 2015.

Notes payable and capitalized leases of discontinued operations

As discussed in Note 3, the Company sold its assets related to its brewery and micro-brewing operations.  The purchase price was $750,000, which consisted of cash and assumed debt owed to Pinnacle Capital Partners related to three equipment financing agreements and various capital lease agreements, as discussed below:

•	an Equipment Financing Agreement dated January 2015 for $124,322. The note requires 48 monthly payments of $3,218 each of which include $628 in interest. The note cannot be prepaid. As of September 30, 2015, the remaining balance of this note is $100,383. The note is secured by the underlying assets.

•	an Equipment Financing Agreement dated June 2015 for $125,000. The note requires 48 monthly payments of $3,236 each of which include $632 in interest. The note cannot be prepaid. As of September 30, 2015, the remaining balance of this note is $113,952. The note is secured by the underlying assets.

•	an Equipment Financing Agreement dated June 2015 for $113,320. The note requires 48 monthly payments of $2,934 each of which include $573 in interest. The note cannot be prepaid. As of September 30, 2015, the remaining balance of this note is $103,305. The note is secured by the underlying assets.

•	various capital lease agreements ranging from two to three years with interest rates ranging from 5% to 6%. As of September 30, 2015, the remaining balance of these capital lease agreements is $5,758. These leases are secured by the underlying leased property and equipment

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – RELATED PARTY DEBT

Related party debt consisted of the following as of:

	September 30, 2015	December 31, 2014
	Successor	Predecessor
Convertible notes payable to related parties	$-	$120,000
Related party debt, net of unamortized discounts of $38,468	21,532	-
	21,532	120,000
Less: current portion	-	(120,000)
	$21,532	$-

In March 2015, the Company entered into a 60 day-promissory note for cash proceeds of $50,000 with a member of management. The note has a 1.5% loan fee and bears an interest rate of 8% per annum. The loan fee resulted in a discount to the note of $750. The note also included an equity payment of 200,000 shares of common stock that were issued with the debt. The Company has allocated the loan proceed among the debt and the stock based upon relative fair value. The relative fair value of the stock was determined to be $29,420 and it was recorded as a debt discount. The note was fully paid off during the six months ended September 30, 2015.

In March 2015, the Company borrowed $60,000 from a member of management used for the Acquisition (see Note 4).  The note bears interest at 10% per annum and is due and payable beginning June 30, 2015 maturing on March 31, 2020.  Payments of interest are required quarterly.  Should the Company be successful in raising $2,000,000 or more in funding the entire balance of the note will be due immediately.  The note was issued in conjunction with an equity payment totaling 53,073 shares of Series B preferred stock that was issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value.  The relative fair value of the stock was determined to be $42,742 and was recorded as a debt discount.  As of September 30, 2015, no payment has been made on this note and the remaining balance of this note is $21,532, net of the unamortized discount.  The discount will be amortized over the life of the loans to interest expense.

Accrued Officer Compensation and Gain on Forgiveness of Accrued Payroll

In April 2015, the Company and two officers agreed to forgive $500,000 of the $600,000 in accrued officer compensation.  This resulted in the Company recognizing a gain of $500,000 on forgiveness of accrued payroll during the six months ended September 30, 2015.  No payments have been made on the remaining balance of $100,000, which is recorded as an accrued liability on the accompanying unaudited interim consolidated balance sheet as of September 30, 2015.

As of September 30, 2015, the Company recorded an expense of approximately $10,800 related to company-related expenses incurred on an officer's personal credit card.  This amount was paid in full on October 5, 2015 from the proceeds from the sale of the brewery and micro-brewing operations.  The Company had previously been making monthly installment payments of $1,000 on the credit card.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Hops Purchase Commitments

The Company entered into contracts for the supply of a portion of its hops requirements.  These purchase contracts extend through crop year 2021 and specify both the quantities and prices to which the Company is committed.  As of September 30, 2015, hops purchase commitments outstanding was approximately $877,000.  As of September 30, 2015, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

Remaining 2015	$38,400
2016	232,650
2017	231,950
2018	273,200
2019	38,200
2020	31,650
2021	30,950
$877,000

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

These commitments are not accrued in the accompanying unaudited interim consolidated balance sheet as of September 30, 2015.  In addition, the Company has elected not to recognize the purchase contracts as cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedges.

Operating Lease Commitments

In December 2013, the Company entered into a 25-month facilities lease with a third party for its brewery operations.  The monthly base rent of $4,709 increases annually based on the Consumer Price Index All Urban Consumers U.S. City Average.  Monthly rent payments include common area maintenance charges, taxes, and other charges.  In December 2014, the Company amended this lease to add an additional 2,016 square feet of warehouse space.  As of September 30, 2015, the minimum monthly lease payment was $5,510.

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

Future minimum lease payments under operating leases are approximately as follows:

Remaining 2015	$24,891
2016	5,672
$30,563

Rent expense for both facilities was approximately $25,185 for the three months ended September 30, 2015.

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  There are no such matters that are deemed material to the consolidated unaudited interim consolidated financial statements as of September 30, 2015.

NOTE 10 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, each having a par value of $0.001, with voting, distribution, dividend and redemption rights, and liquidation preferences and conversions as designated by the board of directors.

The board of directors has designated 250,000 shares as Series A Preferred stock, par value $.001 per share ("Series A Preferred").  Each share of Series A Preferred shall have 500 votes for any election or other vote placed before the shareholders of the Company.  As of September 30, 2015, 250,000 shares of Series A Preferred are issued and outstanding.

The board of directors has designated 300,000 shares as Series B Preferred stock, par value $.001 per shares ("Series B Preferred").  The Series B Preferred is non-voting, not eligible for dividends and ranks equal to common stock and below Series A preferred stock.  Each share of Series B Preferred has a conversion rate into eight shares of common stock.  During the nine months ended September 30, 2015, the Company issued 229,807 shares of Series B Preferred in conjunction with two promissory notes (see Notes 7 and 8). In June 2015, the Company sold 25,000 shares of Series B Preferred for $25,000 cash. As of September 30, 2015, 254,807 shares of Series B Preferred are issued and outstanding.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value.  During the six months ended September 30, 2015, new issuances of shares of common stock were as follows:

•	1,479,290 shares of common stock were issued pursuant to the Acquisition (see Note 4). The Company estimated the fair market value to be $0.338 per share at the time of issuance. These shares were issued with "Price Protection" for a period of 18 months. If the market value of the common stock issued pursuant to the Acquisition is less than $500,000, the Company shall issue additional shares so the aggregate amount of shares issued in the Acquisition is equal to a market value of $500,000 based on the average closing bid price of the common stock for the five days prior thereto.

•	204,000 shares of common stock were sold to three investors for cash proceeds of $61,200, or $.30 per share, under a private placement offering (the "Offering"). The Offering provided for the issuance warrants to purchase 50% of the number of shares subscribed for, at a price of $.50 per share, expiring one year from the investment. A total of 102,000 warrants were issued and expire between April 13 and June 10, 2016 (see Note 11).

•	52,000 shares of common stock were issued to employees for services rendered. The Company estimated the fair market value to be $0.44 per share at the time of issuance and recorded an expense of $22,880 during the six months ended September 30, 2015.

•	85,714 shares of common stock were issued to employee pursuant to an employment contract whereby the employee would be granted shares of common stock valued at $30,000. The Company estimated the fair market value to be $0.35 per share at the time of issuance and recorded a corresponding expense during the six months ended September 30, 2015.

•	48,177 shares of common stock were issued to employee pursuant to an employment contract whereby the employee would be granted shares of common stock equal to $6,500 at the end of each quarter effective with the three months ending March 31, 2015. The Company estimated the fair market value to be $0.35 per share as of March 31, 2015, $0.46 per share as of June 30, 2015 and $0.42 per shares as of September 30, 2015. Accordingly, the employee received 18,571, 14,130 and 15,476 shares of common stock, respectively, and the Company recorded an expense of $19,500 during the six months ended September 30, 2015.

•	5,000 shares of common stock were issued to Stonefield Fund for services rendered. The Company estimated the fair market value to be $0.44 per share at the time of issuance and recorded an expense of $2,200 during the six months ended September 30, 2015.

•	500,000 shares of common stock were issued to LP Funding, LLC for services rendered. The Company estimated the fair market value to be $0.46 per share at the time of issuance and recorded an expense of $230,000 during the six months ended September 30, 2015.

As of September 30, 2015, 15,419,401 shares of common stock are issued and outstanding.

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – COMMON STOCK WARRANTS

As of September 30, 2015, the Company had warrants to purchase 1,127,000 shares of common stock outstanding, with exercise prices between $0.50 and $1.00 and expiration dates between September 2016 and October 2019.  A summary of common stock warrants activity for the six months ended September 30, 2015 is as follows:

		Weighted Average
	Number	Exercise Price

Warrants outstanding March 31, 2015	1,025,000	$0.99
Granted	102,000	$0.50
Exercised	-	$-
Forfeited	-	$-
Warrants outstanding September 30, 2015	1,127,000	$0.94
Warrants exercisable as of September 30, 2015	1,127,000	$0.94

NOTE 12 – SEGMENT INFORMATION

As discussed in Note 3, on October 1, 2015, the Company sold its assets and various liabilities related to its brewery and micro-brewing operations.  The Company recognized the sale of its brewery and micro-brewing operations as a discontinued operation in the accompanying financial statements.  The operating segment information provided below is in accordance with FASB ASC Topic 280, Segment Reporting, but has been further footnote as being discontinued operations with respect to the brewery and micro-brewing operations.

The Company's brewery operations are classified into two operating segments; "retail," to retail customers through the Company's tasting room located in the greater Seattle, Washington area, and "wholesale," to distributors under various distributor agreements.  Although both segments are involved in the sale and distribution of Company products, they serve different customers and are managed separately, requiring specialized expertise.

The Company also manufactures and sells búcha™ Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  The kombucha tea brand serves different customers and is managed separately, requiring specialized expertise.  The Company reports it kombucha tea business as an operating segment in accordance with FASB ASC Topic 280, Segment Reporting.

Effective October 1, 2015, with the sale of the Company's brewery and micro-brewing operations, the Company will operate in one segment, that of búcha™ Live Kombucha tea business.

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

AMERICAN BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment operating results are as follows:

	Three months ended September 30, 2015 (Successor)
	Brewery Retail (1)	Brewery Wholesale (1)	búcha tea Wholesale	Total
Sales	$-	$-	$611,014	$611,014
Cost of goods sold	-	-	458,873	458,873
Gross profit	$-	$-	$152,141	$152,141

	Six months ended September 30, 2015 (Successor)
	Brewery Retail (1)	Brewery Wholesale (1)	búcha tea Wholesale	Total
Sales	$-	$-	$1,302,999	$1,302,999
Cost of goods sold	-	-	981,336	981,336
Gross profit	$-	$-	$321,663	$321,663

	September 30, 2015 (Successor)
	Brewery Retail (1)	Brewery Wholesale (1)	búcha tea Wholesale	Total
Accounts receivable	$-	$-	$316,256	$316,256
Property and equipment, net	$-	$-	$70,400	$70,400

(1)	Discontinued Operations, see Note 3.

For periods prior to the acquisition of the búcha™ Live Kombucha brand, the Company is referred to as the Predecessor and its results of operations includes only the operations of the búcha™ Live Kombucha operations.  Therefore, the following segment information is only for the búcha tea wholesale operation.

	Three months ended March 31, 2015	Nine months ended September 30, 2014	Three months ended September 30, 2014
	Predecessor	Predecessor	Predecessor
Sales	$576,863	$2,233,690	$886,197
Cost of goods sold	413,582	1,479,856	584,569
Gross profit	$163,281	$753,834	$301,628

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

Overview

American Brewing Company, Inc. was formed under the laws of the State of Washington on April 26, 2010.  The Company amended its articles of incorporation on October 11, 2011 in order to change its capital structure and authorize 100,000 shares of voting stock common stock and 100,000 shares of non-voting common stock.  The Company again amended its articles of incorporation on September 25, 2013 to authorize 50,000,000 shares of common stock and 1,000,000 shares of preferred stock, with 250,000 shares of the preferred stock being classified as Series A Preferred Stock, and 229,807 shares of the preferred stock being classified as Series B Preferred Stock.  As part of the recapitalization and amendment to the Company's articles of incorporation on September 25, 2013, the Company also converted its corporate entity from an "S" Corporation to a "C" Corporation.

Through September 30, 2015, the period reported in this Current Report on Form 10-Q, we were a micro brewing company based out of Edmonds, Washington.  We also manufactured and sold búcha™ Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  On October 1, 2015 (the "Closing Date"), we sold our assets and various liabilities related to our brewery and micro-brewing operations and are no longer in that business after the Closing Date.  We recognized the sale of our brewery and micro-brewing operations as a discontinued operation, in accordance with accounting guidelines.  See further discussion below under "Discontinued Operations Related to Our Brewery and Micro-brewing Operations

Our continuing operations are in the kombucha tea business.  We acquired the búcha™ Live Kombucha brand and the assets related to the production and sale of it on April 1, 2015.  The búcha™ Live Kombucha is a gluten free, organic certified, sparkling kombucha tea and is distributed in major health and grocery chains throughout North America.  Our kombucha tea is brewed at our co-packaging facility located at 9 Minson Way, Montebello, CA  90640.  Our headquarters are located at 3625 Del Amo Boulevard, Suite 385, Torrance, CA 90503 (888) 240-9197.  We consider that our current principal office space arrangement is adequate and we will reassess our needs based upon our future growth.  Our fiscal year end is December 31st.

Discontinued Operations Related to Our Brewery and Micro-brewing Operations

On October 1, 2001, we executed all documents related to the sale of assets and various liabilities related to our brewery and micro-brewing operations to AMBREW (the "Sale"). Under the terms of the Sale, the assets consisted of inventory, fixed assets and intellectual property.  The liabilities consisted of brewing-related contracts, liabilities related to inventory as well as lease obligations.  The sale price was $750,000, which consisted of cash and assumed debt owed to a third party related to three equipment financing agreements.

The Sale is subject to customary closing conditions, namely that the Washington State Liquor and Cannabis Board ("WSLCB") shall have approved AMBREW's assumption of our WSLCB license and issued a corresponding license in AMBREW's name to operate the assets of the business from and after the Closing Date (the "WSLCB Condition").  The parties intend, to the maximum extent possible, provided that the conditions to Sale have occurred, including specifically the WSLCB Condition, that the benefits and obligations of ownership and operation of the assets of the business shall accrue to AMBREW beginning as of the Closing Date.  As of November 23, 2015, the WSLCB has not issued a license to AMBREW.

We have recognized the sale of our brewery and micro-brewing operations as a discontinued operation as of September 30, 2015, in accordance with ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," and provide the following supplemental information.

Assets and Liabilities of Discontinued Operations

The following table provides the details of the assets and liabilities of our discontinued brewery and micro-brewing operations as of September 30, 2015 and 2014:

	September 30, 2015	December 31, 2014
	Successor	Predecessor

Assets of discontinued operations:
Current:
Accounts receivable	$62,588	$-
Inventories	85,492	-
Prepaid expenses and other current assets	11,588	-
Noncurrent:
Property and equipment	869,118	-
Other assets	12,816
Total assets held for disposal	$1,041,602	$-

Liabilities of discontinued operations:
Current:
Accounts payable	$18,907	$-
Accrued expenses and other current liabilities	46,874	-
Current portion of notes payable and capital leases	93,952
Noncurrent:
Noncurrent portion of notes payable and capital leases	229,447
Total liabilities held for disposal	$389,180	$-

Income and Expense of Discontinued Operations

The following table provides income and expense of discontinued operations for the three months ended September 30, 2015 and 2014:

	Three Months	Three Months
	Ended	Ended
	September 30, 2015	September 30, 2014
	Successor	Predecessor

Revenue	$262,194	$-
Less: Cost of Goods Sold	203,887	-
Gross Profit	58,307	-

Interest expense	7,665	-
Income from discontinued operations in consolidated statements of operations	$50,642	$-

The following table provides income and expense of discontinued operations for the nine months ended September 30, 2015 and 2014.  To provide a meaningful presentation and comparison of our results of operations for the nine month periods, our discussion combines the six months ended September 30, 2015 (Successor) with the three months ended March 31, 2015 (Predecessor) and compares the result to the nine months ended September 30, 2014 (Predecessor).

	Six Months	Three Months	Nine Months
	Ended	Ended	Ended
	September 30, 2015	March 31, 2015	September 30, 2014
	Successor	Predecessor	Predecessor

Revenue	$510,216	$-	$-
Less: Cost of Goods Sold	366,852	-	-
Gross Profit	143,364	-	-

Interest expense	9,550	-	-
Income from discontinued operations in consolidated statements of operations	$133,814	$-	$-

The remainder of this management's discussion and analysis of financial condition and results of operations, unless otherwise indicated, discusses our continuing operations of the búcha™ Live Kombucha tea business.

Distribution

Our revenue model is based on selling our current products, creating additional products and customer development.  Currently, our bùcha™ Live Kombucha consists of seven flavors including Blood Orange, Grapefruit Sage, Guava Mango, Lemongrass Ginger, Raspberry Pomegranate, Verbena Rose and Yuzu Lemon.  We expect to add Elderflower Green Tea as our first new flavor since acquisition and we plan to add two new flavors each quarter as we cull the slower moving SKU's.  Future flavors under consideration include ginger based combinations.  Our bùcha™ Live Kombucha is currently distributed into approximately 1,800 stores consisting of health food stores and grocery chains including Whole Foods, Kroger, Safeway, PCC, Vons and Ralphs.  We have recently expanded our brokerage coverage to include all major US markets and expect to begin to see the impacts by the end of the year.  Our Midwest brokers have already secured placements at Jewels in Illinois with initial placement at 40 stores and growing to 100.  This has accelerated the relationship with KeHE Distributors which will open more doors for our products.  Additionally, our Northeast brokers have secured a test at Shaw's and for which orders have been secured for that chain as well.

Results of Operations

The following discussion represents a comparison of our results of operations for the three and nine months ended September 30, 2015 and 2014. For periods after the acquisition of the búcha™ Live Kombucha brand (since April 1, 2015), the Company is referred to as the "Successor" and our results of operations combines the brewery operations and the kombuch tea operations.  For periods prior to the acquisition of the búcha™ Live Kombucha brand, the Company is referred to as the "Predecessor" and our results of operations includes only the búcha™ Live Kombucha operations.  Throughout the accompanying unaudited interim consolidated financial statements and in this management's discussion and analysis of financial condition and results of operations, a black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these two periods.

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

Three months ended September 30, 2015 (Successor) compared to the three months ended September 30, 2014 (Predecessor)

Revenue and Cost of Goods Sold

	Three Months Ended
	September 30, 2015	September 30, 2014
	Successor	Predecessor

Net revenue	$611,014	$886,197
Cost of goods sold	458,873	584,569
Gross profit	152,141	301,628
Operating expenses	467,507	452,508
Other expenses	23,914	25,192
Net loss from continuing operation	$(339,280)	$(176,072)

Revenue from sales of our product for the three months ended September 30, 2015 was $611,014, as compared to $886,197 for the comparable period in 2014, a decrease of $275,183, or 31.1%.  The decrease in sales is due to primarily to the discontinued status of Costco business.  Due to the low margins of this business, we decided to discontinue this distribution.  Secondarily, due to the effects of the lack of support to brokers and chains by the Predecessor company for the six months prior to our acquisition of the bùcha™ Live Kombucha in April 2015, our sales were impacted for the current three months ended September 30, 2015.  While some stores have been lost, we have also added more new stores to replace that loss.  We are already back in the evaluation process and anticipate re-placement next year, and we believe that we have the ability to recapture the chains that discontinued our bùcha™ Live Kombucha brand in future periods.  However, there is no guarantee of the timing or certainty of that occurring.  The net effect is that, factoring out Costco, current sales have increased as compared to the same quarter last year.

Cost of goods sold is comprised of production costs, shipping and handling costs.  For three months ended September 30, 2015, cost of goods sold was $458,873, as compared to $584,569 for the comparable period in 2014, a decrease of $125,696, or 21.5%.  As a percentage of sales, cost of goods sold was 75.1% for three months ended September 30, 2015 (gross margin of 24.9%) compared to 66.0% for the three months ended September 30, 2014 (gross margin of 34.0%).  The decrease in the gross margin is due to several factors, many related to how we have chosen to account for freight, labor, and promotional expenses in costs of goods sold compared to the accounting practices of the Predecessor company which excluded such direct costs in the comparable periods in the prior year.  A secondary contributing factor included having to absorb all raw material and packaging supply cost increases while not being able to increase sale prices.  In addition, promotional expenses were increased to counter the effects of the Predecessor company's cessation of support to the brokers.

Expenses

	Three Months Ended
	September 30, 2015	September 30, 2014
	Successor	Predecessor

Advertising, promotion and selling	$126,420	$212,943
General and administrative	277,567	178,692
Legal and professional	63,520	60,873
Total operating expenses	$467,507	$452,508

During the three months ended September 30, 2015, our total operating expenses were $467,507, as compared to $452,508 for the respective period in 2014, an increase of $14,999.  The main reason for the increase was an increase in general and administrative costs of $98,875, as compared to the same period last year, offset by a decrease in advertising, promotion and selling costs of $86,523 compared to the same period last year.

Six months ended September 30, 2015 (Successor) plus three months ended March 31, 2015 (Predecessor) compared to the nine months ended September 30, 2014 (Predecessor)

To provide a meaningful presentation and comparison of our results of operations for the nine month periods, our discussion combines the six months ended September 30, 2015 (Successor) with the three months ended March 31, 2015 (Predecessor) and compares the result to the nine months ended September 30, 2014 (Predecessor).

Revenue and Cost of Goods Sold

	Six Months Ended September 30, 2015	Three Months Ended March 31, 2015	Nine Months Ended September 30, 2014
	Successor	Predecessor	Predecessor

Net Revenue	$1.302,999	$576,863	$2,233,690
Cost of goods sold	981,336	413,582	1,470,769
Gross profit	321,663	163,281	762,921
Operating expenses	721,666	233,009	1,472,785
Other expenses	97,107	2,294	25,989
Net loss from continuing operations	$(497,110)	$(72,022)	$(735,853)

Revenue from sales of our product for the nine months ended September 30, 2015 was $1,879,862, as compared to $2,233,690 for the comparable period in 2014, a decrease of $353,828, or 15.8%.  The decrease in sales is due to primarily to the discontinued status of Costco business.  Due to the low margins of this business, we decided to discontinue this distribution.  Secondarily, due to the effects of the lack of support to brokers and chains by the Predecessor company for the six months prior to our acquisition of the bùcha™ Live Kombucha in April 2015, our sales were impacted for the current three months ended September 30, 2015.  While some stores have been lost, we have also added more new stores to replace that loss.  We are already back in the evaluation process and anticipate re-placement next year, and we believe that we have the ability to recapture the chains that discontinued our bùcha™ Live Kombucha brand in future periods.  However, there is no guarantee of the timing or certainty of that occurring.  The net effect is that, factoring out Costco, current sales have increased as compared to the same quarter last year.

Cost of goods sold is comprised of production costs, shipping and handling costs.  For nine months ended September 30, 2015, cost of goods sold was $1,395,918, as compared to $1,470,769 for the comparable period in 2014, a decrease of $74,851, or 5.0%.   As a percentage of sales, cost of goods sold was 74.2% for nine months ended September 30, 2015 (gross margin of 25.8%) compared to 65.8% for the nine months ended September 30, 2014 (gross margin of 34.2%).  The decrease in the gross margin is due to several factors, many related to how we have chosen to account for freight, labor, and promotional expenses in costs of goods sold compared to the accounting practices of the Predecessor company which excluded such direct costs in the comparable periods in the prior year.  A secondary contributing factor included having to absorb all raw material and packaging supply cost increases while not being able to increase sale prices.  In addition, promotional expenses were increased to counter the effects of the Predecessor company's cessation of support to the brokers.

Expenses

	Six Months Ended September 30, 2015	Three Months Ended March 31, 2015	Nine Months Ended September 30, 2014
	Successor	Predecessor	Predecessor

Advertising, promotion and selling	$214,701	$51,516	$488,216
General and administrative	835,471	134,124	490,826
Gain on forgiveness of accrued payroll	(500,000)	-	-
Legal and professional	171,494	47,369	493,743
Total operating expenses	$721,666	$233,009	$1,472,785

During the nine months ended September 30, 2015, our total operating expenses were $954,675, as compared to $1,472,785 for the respective period in 2014, a decrease of $518,110.  The main reason for the decrease was due to a gain on the forgiveness of accrued payroll during the six months ended September 30, 2015.  In April 2015, the Company and two officers agreed to forgive $500,000 of the $600,000 in accrued officer compensation.  This resulted in the Company recognizing a gain of $500,000 on forgiveness of accrued payroll during the six months ended September 30, 2015.

Liquidity and Capital Resources

Working Capital

	September 30, 2015	December 31, 2014
	Successor	Predecessor

Current assets	$844,544	$679,952
Current liabilities	1,035,376	1,190,231
Working capital deficiency	$(190,832)	$(510,279)

Current Assets

Current assets as of September 30, 2015 (Successor) and December 31, 2014 (Predecessor) primarily relate to $58,391 and $125,312 in cash, $316,256 and $254,705 in accounts receivable and $270,368 and $286,070 in inventory, respectively.

Current Liabilities

Current liabilities as of September 30, 2015 (Successor) and as of December 31, 2014 (Predecessor) primarily relate to $452,540 and $616,719 in accounts payable, $50,000 and $123,689 in current portion of notes payable and capital leases, $202,874 and $106,899 for accrued expenses and $170,229 and $-0- for factoring payable, respectively.  In addition, as of December 31 2014 (Predecessor), there were $342,924 in reserves for legal settlements compared to $-0- as of September 30, 2015 (Successor).

Accounts Receivable Factoring Arrangement with Recourse

Current liabilities as of September 30, 2015 (Successor) includes a factoring payable of $170,229.  On April 2, 2015, the Company entered into a factoring agreement to sell, with recourse, certain receivables to an unrelated third-party financial institution.  Under the terms of the factoring agreement, the Company receives an advance of 80% of qualified receivables and maximum amount of outstanding advances at any one time will not exceed $500,000.  During the six months ended September 30, 2015, the Company received net advances from the factoring of accounts receivable of $170,229 and recognized a loss on factoring of $13,203.  The Company pays factoring fees associated with the sale of receivables at the rate of 0.67% of the gross face value of the receivable for every ten-day period or fraction thereof from the date of the advance until the receivable is paid in full.

Cash Flow

	Six Months Ended September 30, 2015 Successor	Three Months Ended March 31, 2015 Predecessor	Nine Months Ended September 30, 2014 Predecessor

Net cash (used in) provided by operating activities	$(384,038)	$24,330	$(320,930)
Net cash used in investing activities	(424,327)	(11,688)	(4,929)
Net cash provided by (used in) financing activities	408,621	(70,874)	114,377
Net decrease in cash	$(399,744)	$(58,232)	$(211,482)

Operating Activities

Net cash used in operating activities was $359,708 for the nine months ended September 30, 2015, as compared to $320,930 used in operating activities for the same period in 2014.  The increase in net cash used in operating activities was primarily due to development of markets.  This was offset by a decrease in accounts receivable and inventory totaling $427,112 and $317,569, respectively, as compared to the period last year.  In addition, this was partially offset by a decrease in accounts payable of $63,847.

Investing Activities

Net cash used in investing activities was $436,015 for the nine months ended September 30, 2015, as compared to $4,929 used in investing activities for the same period in 2014.  The increase in net cash used by investing activities was primarily from our acquisition of the búcha™ Live Kombucha brand on April 1, 2015 requiring the cash outlay of $400,000 during the three months ended September 30, 2015.

Financing Activities

Net cash provided by financing activities was $337,747 for the nine months ended September 30, 2015, as compared to net cash provided of $114,377 for the same period in 2014.  The increase of net cash provided by financing activities was mainly attributable to proceeds from factoring of accounts receivable, increases in notes payable and sales of our common stock and preferred stock for cash.

Cash Requirements

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We estimate that our capital needs over the next twelve month period to be $500,000 to $750,000.  We will require additional cash resources to continue expanding the distribution of our brands and to fund our operations.  If our own financial resources and future current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

The Company entered into contracts for the supply of a portion of its hops requirements.  These purchase contracts extend through crop year 2021 and specify both the quantities and prices to which the Company is committed.  As of September 30, 2015, hops purchase commitments outstanding were approximately $877,000.  As of September 30, 2015, projected cash outflows under hops purchase commitments for each of the remaining years under the contracts are as follows:

Remaining 2015	$38,400
2016	232,650
2017	231,950
2018	273,200
2019	38,200
2020	31,650
2021	30,950
$877,000

These commitments are not accrued in the accompanying unaudited interim consolidated balance sheet as of September 30, 2015.  In addition, the Company has elected not to recognize the purchase contracts as cash flow hedges in accordance with ASC Topic 815, Derivatives and Hedges.

Accounts Receivable Factoring Arrangement with Recourse

On April 2, 2015, the Company entered into a factoring agreement to sell, with recourse, certain receivables to an unrelated third-party financial institution.  Under the terms of the factoring agreement, the Company receives an advance of 80% of qualified receivables and maximum amount of outstanding advances at any one time will not exceed $500,000.  During the six months ended September 30, 2015, the Company received net advances from the factoring of accounts receivable of $170,229 and recognized a loss on factoring of $13,203.  The Company pays factoring fees associated with the sale of receivables at the rate of 0.67% of the gross face value of the receivable for every ten-day period or fraction thereof from the date of the advance until the receivable is paid in full.  The outstanding factoring payable as of September 30, 2015 was $170,229.

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  Since inception, the Company has financed its operations primarily through equity and debt financings.  As of September 30, 2015, the Company had a working capital deficit of $190,832 and the Company used cash in operating activities of $359,708 during the nine months ended September 30, 2015.  These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

While, through the sale of its brewery and micro-brewing operations, the Company generated a sufficient amount of working capital to payoff equipment-related debt and payoff certain trade payables, the Company recognizes it will need to raise additional capital in order to fund operations and execute its business plan.  There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow.  While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect.  If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  If the Company is unable to obtain financing on a timely basis, the Company could be forced scale back its business and/or pursue other strategic avenues to develop its business.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2015, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our unaudited interim consolidated financial statements for the three and nine months ended September 30, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2015, we hired additional accounting consultants to assist with our internal controls and financial reporting.  However, due to our limited staff and small size, we expect that our internal controls will be limited for the foreseeable future.

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

During the nine months ended September 30, 2015, no new shares of Series A Preferred were issued and as of September 30, 2015, 250,000 shares of Series A Preferred are issued and outstanding.

During the nine months ended September 30, 2015, the Company sold 25,000 shares of Series B Preferred for $25,000 cash and as of September 30, 2015, 254,807 shares of Series B Preferred are issued and outstanding.  The Series B Preferred ranks even to the Company's common stock and below Series A Preferred, are not eligible for dividends, have equal liquidation preference with our common stock and have no voting rights.  The Series B Preferred are convertible into eight shares of common stock for each share of Series B Preferred held, with the limitation that no shares of Series B Preferred may be converted in an amount that would result in the beneficial ownership of greater than 9.99% of the outstanding common stock of the Company.

During the six months ended September 30, 2015, new issuances of shares of common stock were as follows:

•	1,479,290 shares of common stock were issued pursuant to the acquisition of the búcha™ Live Kombucha brand. The Company estimated the fair market value to be $0.338 per share at the time of issuance. These shares were issued with "Price Protection" for a period of 18 months. If the market value of the common stock issued pursuant to the Acquisition is less than $500,000, the Company shall issue additional shares so the aggregate amount of shares issued in the Acquisition is equal to a market value of $500,000 based on the average closing bid price of the common stock for the five days prior thereto.

•	204,000 shares of common stock were sold to three investors for cash proceeds of $61,200, or $.30 per share, under a private placement offering. Such offering provided for the issuance warrants to purchase 50% of the number of shares subscribed for, at a price of $.50 per share, expiring one year from the investment. A total of 102,000 warrants were issued and expire between April 13 and June 10, 2016.

•	52,000 shares of common stock were issued to employees for services rendered. The Company estimated the fair market value to be $0.44 per share at the time of issuance and recorded an expense of $22,880 during the six months ended September 30, 2015.

•	85,714 shares of common stock were issued to employee pursuant to an employment contract whereby the employee would be granted shares of common stock valued at $30,000. The Company estimated the fair market value to be $0.35 per share at the time of issuance and recorded a corresponding expense during the six months ended September 30, 2015.

•	48,177 shares of common stock were issued to employee pursuant to an employment contract whereby the employee would be granted shares of common stock equal to $6,500 at the end of each quarter effective with the three months ending March 31, 2015. The Company estimated the fair market value to be $0.35 per share as of March 31, 2015, $0.46 per share as of June 30, 2015 and $0.42 per shares as of September 30, 2015. Accordingly, the employee received 18,571, 14,130 and 15,476 shares of common stock, respectively, and the Company recorded an expense of $19,500 during the six months ended September 30, 2015.

•	5,000 shares of common stock were issued to Stonefield Fund for services rendered. The Company estimated the fair market value to be $0.44 per share at the time of issuance and recorded an expense of $2,200 during the six months ended September 30, 2015.

•	500,000 shares of common stock were issued to LP Funding, LLC for services rendered. The Company estimated the fair market value to be $0.46 per share at the time of issuance and recorded an expense of $230,000 during the six months ended September 30, 2015.

As of September 30, 2015, 15,419,401 shares of common stock are issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 1, 2015 (the "Closing Date"), the Company entered into an Asset Purchase Agreement (the "APA") whereby the Company sold its assets and various liabilities related to its brewery and micro-brewing operations to AMBREW, LLC, a Washington limited liability company ("AMBREW") (the "Sale").  On the closing date, the parties executed all documents related to the transaction.  Under the terms of the Sale, the assets consisted of inventory, fixed assets and intellectual property.  The liabilities consisted of brewing-related contracts held by the Company, liabilities related to inventory as well as lease obligations.  The purchase price was $750,000, which consisted of cash and assumed debt owed to a third party related to three equipment financing agreements.

The Sale is subject to customary closing conditions, namely that the Washington State Liquor and Cannabis Board ("WSLCB") shall have approved AMBREW's assumption of the Company's WSLCB license and issued a corresponding license in AMBREW's name to operate the assets of the business from and after the Closing Date (the "WSLCB Condition").  The parties intend, to the maximum extent possible, provided that the conditions to Sale have occurred, including specifically the WSLCB Condition, that the benefits and obligations of ownership and operation of the assets of the business shall accrue to AMBREW beginning as of the Closing Date.  As of November 23, 2015, the WSLCB has not issued a license to AMBREW.

The Company recognized the sale of its brewery and micro-brewing operations as a discontinued operation, in accordance with ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."

The foregoing description of the Sale and related transactions does not purport to be complete and is qualified in its entirety by reference to the complete text of the Agreement and incorporated exhibits, which is filed as Exhibit 10.1 hereto.

A copy of the Agreement dated October 1, 2015 is included as Exhibit 10.1 hereto.

ITEM 6. EXHIBITS

The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:
Exhibit Number	Description

10.1	Asset Purchase Agreement dated October 1, 2015 with AMBREW, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BREWING COMPANY, INC.

Date:  November 23, 2015                                                                             By:  /s/ Neil Fallon
Neil Fallon
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer)

Date:  November 23, 2015                                                                              By:  /s/ Julie Anderson
Julie Anderson
Vice-President and Director
(Principal Financial Officer and Principal Accounting Officer)