Form 10-Q/A
period 2015-09-30
American Brewing Company, Inc.
filed 2015-11-30
CIK 1579823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Explanatory Note

The purpose of this Amendment No. 1 to American Brewing Company, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 23, 2015 (the "Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T, as well as to file Exhibit 10.1, which consists of an Asset Purchase Agreement as well as all Exhibits to the Asset Purchase Agreement.  The Asset Purchase Agreement was originally included as Exhibit 10.1 to the Form 8-K filed on October 5, 2015, however, various exhibits were erroneously excluded from the Form 8-K.

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

AMERICAN BREWING COMPANY, INC.

Date:  November 30, 2015                                                                             By:  /s/ Neil Fallon
Neil Fallon
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer)

Date:  November 30, 2015                                                                              By:  /s/ Julie Anderson
Julie Anderson
Vice-President and Director
(Principal Financial Officer and Principal Accounting Officer)