Form 10-K
period 2015-12-31
American Brewing Company, Inc.
filed 2016-04-07
CIK 1579823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 333-193725

AMERICAN BREWING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Washington	27-2432263
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3625 Del Amo Boulevard, Suite 385, Torrance, CA  90503
 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (888) 240-9197

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Shares of common stock with a par value of $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [X]    No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]   No [X]

The registrant had 15,435,651 shares of common stock outstanding as of April 5, 2016.  The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015 was $3,529,281 as computed by reference to the closing price of such common stock on the OTCQB on such date.

FORM 10-K

AMERICAN BREWING COMPANY, INC.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This report contains forward-looking statements.  Forward-looking statements are projections in respect of future events or the Company's future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology.  Forward-looking statements made in an annual report on Form 10-K include statements about the Company's:

•	our plans to identify and acquire products that we believe will be prospective for acquisition and development;
•	concentration of our customer base and fulfillment of existing customer contracts;
•	our ability to maintain pricing;
•	the cyclical nature of the beverage industry, in particular the kombucha tea;
•	deterioration of the credit markets;
•	our ability to raise additional capital to fund future capital and operational expenditures;
•	increased vulnerability to adverse economic conditions due to indebtedness;
•	our identifying, making and integrating acquisitions;
•	our ability to obtain raw materials and specialized equipment;
•	technological developments or enhancements;
•	loss of key executives;
•	the ability to employ skilled and qualified workers;
•	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;
•	our beliefs regarding the future of our competitors;
•	our expectation that the demand for our products will eventually increase; and
•	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in this Annual Report on Form 10-K for the year ended December 31, 2015, any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks may cause the Company's or its industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms "we," "us," "our," or the "Company" refer to American Brewing Company, Inc.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate Overview

We are formerly a craft brewing company that has since transitioned to become a pure-play healthy functional beverage company.  Formerly, as a craft brewer, we won major industry awards for quality, but as one of more than 3,500 craft brewers all vying for distribution, the opportunity to capitalize on the fast-growing healthy functional beverage category, led us to recently sell our micro-brewing assets to focus on growing our recently acquired búcha® Live Kombucha brand of products.  See further discussion below under "Acquisition of Assets Related to the Kombucha Tea Business".

American Brewing Company, Inc. was formed under the laws of the State of Washington on April 26, 2010.  We amended our articles of incorporation on October 11, 2011 in order to change our capital structure and authorize 100,000 shares of voting stock common stock and 100,000 shares of non-voting common stock.  We again amended our articles of incorporation on September 25, 2013 to authorize 50,000,000 shares of common stock and 1,000,000 shares of preferred stock.  Currently, 250,000 shares of the preferred stock are classified as Series A Preferred Stock and 300,000 shares of the preferred stock are classified as Series B Preferred Stock.  As part of the recapitalization and amendment to our articles of incorporation on September 25, 2013, we also converted its corporate entity from an "S" Corporation to a "C" Corporation.

Through September 30, 2015, we were a brewery and a micro-brewing company based out of Edmonds, Washington.  We also manufacture and sell búcha® Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  On October 1, 2015 (the "Closing Date"), we sold our assets and various liabilities related to our brewery and micro-brewing operations and are no longer in that business after the Closing Date.  We recognized the sale of our brewery and micro-brewing operations as a discontinued operation, in accordance with accounting guidelines.  See further discussion below under "Discontinued Operations Related to Our Brewery and Micro-brewing Operations."

Our continuing operations are in the kombucha tea business.  We acquired the búcha® Live Kombucha brand and the assets related to the production and sale of it on April 1, 2015.  Our búcha® Live Kombucha is a gluten free, organic certified, sparkling kombucha tea and is distributed in major health and grocery chains throughout North America.  Our kombucha tea is brewed at our co-packaging facility located at 9 Minson Way, Montebello, CA  90640.  Our headquarters are located at 3625 Del Amo Boulevard, Suite 385, Torrance, CA 90503 (888) 240-9197.  We consider that our current principal office space arrangement is adequate and we will reassess our needs based upon our future growth.  Our fiscal year end is December 31st.

Acquisition of Assets Related to the Kombucha Tea Business

On April 1, 2015, we acquired substantially all of the operating assets of B&R Liquid Adventure, LLC, a California Limited Liability Company ("B&R") (the "Acquisition").  B&R is engaged in the manufacture of búcha® Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  On April 1, 2015, we executed all documents related to the Acquisition.  Upon the closing of the Acquisition, we received substantially all of the operating assets of B&R, consisting of inventory, fixed assets and intellectual property.

Kombucha, a fermented, probiotic tea beverage, offers a myriad of health benefits.  With the acquisition of the búcha® Live Kombucha brand, which features eight flavors, we plan to leverage our beer-making expertise to expand distribution in major health and grocery chains throughout North America.

The purchase price of the operating assets of B&R was a cash payment of $260,000, a secured promissory note in an amount of $140,000 and the issuance 1,479,290 shares of common stock valued at $500,000.  In addition, we assumed $121,416 of scheduled liabilities.  We accounted for the Acquisition using the acquisition method of accounting.  B&R's inventory, fixed assets and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

Total Purchase Consideration:
Cash	$260,000
Notes payable	140,000
Common stock issued	500,000
$900,000

The following table summarizes the estimated fair values of the tangible and intangible assets acquired as of the date of acquisition:

Net assets acquired:
Inventories	$328,802
Customer relationships	250,000
Property and equipment, net	53,600
Assumption of scheduled liabilities	(121,416)
510,986
Goodwill	$389,014

Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.  In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present.

Discontinued Operations Related to Our Brewery and Micro-brewing Operations

On October 1, 2015, we executed all documents related to the sale of assets and various liabilities related to our brewery and micro-brewing operations to AMBREW (the "Sale").  Under the terms of the Sale, the assets consisted of inventory, fixed assets and intellectual property.  The liabilities consisted of brewing-related contracts, liabilities related to inventory as well as lease obligations.  The liabilities consisted of brewing-related contracts held by the Company, liabilities related to inventory as well as lease obligations.  The Sale price was paid in cash of $395,650 and assumed debt owed to a third party related to three equipment financing agreements and various capital lease arrangements.

The Sale is subject to customary closing conditions, namely that the Washington State Liquor and Cannabis Board ("WSLCB") shall have approved AMBREW's assumption of the Company's WSLCB license and issued a corresponding license in AMBREW's name to operate the assets of the business from and after the Closing Date (the "WSLCB Condition").  The parties intend, to the maximum extent possible, provided that the conditions to Sale have occurred, including specifically the WSLCB Condition, that the benefits and obligations of ownership and operation of the assets of the business shall accrue to AMBREW beginning as of the Closing Date.  As of April 5, 2016, the date these financial statements were available to be issued, the WSLCB has not issued a license to AMBREW.

We have recognized the sale of our brewery and micro-brewing operations as a discontinued operation as of September 30, 2015, in accordance with ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," and provide the following supplemental information.

Assets and Liabilities of Discontinued Operations

The following table provides the details of the assets and liabilities of our discontinued brewery and micro-brewing operations as of the Closing Date:

October 1, 2015
Assets of discontinued operations:
Current:
Accounts receivable	$62,588
Inventories	85,493
Prepaid expenses and other current assets	11,588
Noncurrent:
Property and equipment	869,118
Other assets	12,816
Total assets of discontinued operations	$1,041,603

Liabilities of discontinued operations:
Current:
Accounts payable	$18,907
Accrued expenses and other current liabilities	46,874
Current portion of notes payable and capital leases	93,953
Noncurrent:
Noncurrent portion of notes payable and capital leases	229,446
Total liabilities of discontinued operations	$389,180

Net assets sold	$652,423
Cash received	395,650
Loss on sale of discontinued operations	$256,773

Income and Expense of Discontinued Operations

The following table provides income and expense of discontinued operations for the nine months ended December 31, 2015 (Successor), the three months ended March 31, 2015 (Predecessor), and the year ended December 31, 2014 (Predecessor), respectively:

	Nine Months	Three Months	Year
	Ended	Ended	Ended
	December 31, 2015	March 31, 2015	December 31, 2014
	Successor	Predecessor	Predecessor

Revenue	$510,216	$-	$-
Less: Cost of Goods Sold	366,852	-	-
Gross Profit	143,364	-	-

Other expenses	7,660	-	-
Interest expense	9,550	-	-
Income from discontinued operations	$126,154	$-	$-

Our Products

Our revenue model is based on creating, selling and marketing búcha® Live Kombucha ready-to-drink beverages distributed and sold at retail outlets across all channels of distribution.  Our búcha® Live Kombucha product line consists of ten flavors including:

●	Raspberry Pomegranate
●	Blood Orange
●	Grapefruit Sage
●	Guava Mango
●	Lemongrass Ginger
●	Verbena Rose
●	Yuzu Lemon
●	Elderflower Green Tea
●	Tangerine/Ginger
●	Tropical Honey/Ginger.

Búcha® Live Kombucha products are 100% organic, all natural, fermented black teas made with purified water, organic cane juice, and kombucha culture with origins in China tracing back more than 2,000 years.  Kombucha products contain a colony of bacteria and yeast with more than 1 billion microorganisms.  The product end result is rich in probiotics, B-Vitamins and other nutritional ingredients.  Health benefits are mostly anecdotal but reputed to support digestion, detoxification, and boosting overall immunity.

We believe that the búcha® Live Kombucha flavor combinations and proprietary production process contribute to an industry leading flavor profile that meets core kombucha-user needs, but also has broad-based mainstream consumer appeal without the typical vinegar aftertaste associated with competitive kombucha products.

Product Quality and Consistency

The búcha® Live Kombucha products utilize a proprietary and unique production process that leads to product stability with a shelf life of nine months versus typically ninety days of competitors.  In addition to a different production process, most competitors utilize small batch production processes and are handcrafted in nature.  This leads to significant differences between batches and potential inconsistency in flavor and character every time.  In contrast, we use large batch-controlled production processes.  This statistically controlled approach, coupled with our proprietary production processes, leads to product stability, consistency, and safety with no risk of secondary fermentation and increased trace alcohol levels that can be an issue for many competitive kombucha products.

In addition to supply chain competitive advantages, our proprietary process also leads to a superior balanced flavor profile with a crisp clean finish and no harsh vinegar taste that is typically associated with competitive kombucha products.  This more rounded and balanced complex flavor profile enables búcha® Live Kombucha to appeal to a more mainstream consumer without alienating hardcore kombucha advocates, which we believe helps retailers expand the category by adding our brand to their offerings.

Operations

We operate primarily as a sales, marketing and distribution company and believe that the búcha® Live Kombucha brand, the level of retail distribution and penetration across all channels, and our retail relationships will be our greatest determinants of market value over the long term.  We currently utilize a hybrid production model whereby we purchase raw ingredients and packaging materials directly, and utilize the services of third-party manufacturers for production.  Currently we utilize the services of one third-party manufacturer, Unix Packaging Inc. in Southern California.  We then ship nationally from that location.  From a logistics standpoint, this structure leads to increased distribution expense, thereby having a negative impact on our gross margins.  In the future, we believe that we can expand our relationships into new geographies regions in order to lower supply chain and production costs, and thereby improving gross margins.

We estimate that our current production utilization at our existing manufacturer is less than 5% of their facility's overall capacity.  We are engaged in a long-term, non-exclusive supply contract that concludes in December 2016, but that we can renew upon mutual agreement.  We currently purchase our raw ingredients and packaging materials directly from our suppliers and then consolidate them.  Our component raw materials and packaging materials are readily available through multiple vendors, with limited perceived risk to consistent supply.  Anchor Glass Container Corporation is our principal packaging supplier, and California Custom Fruits and Flavors, Inc. is our primary ingredient supplier, along with multiple other secondary suppliers.

Sales and Distribution

Our búcha® Live Kombucha brand is currently distributed into approximately 2,000 stores throughout the United States and Canada and mostly in the food, drug and mass market and specialty health food stores.  To penetrate those channels and further expand national distribution, we have engaged sales agents, brokers, and regional and large national distributors to support our distribution expansion and retailer management efforts.  We have also retained Horizon, UNFI, KeHE Distributors, R&K Foods, Unified Grocers, DPI Specialty Foods and others as distributors.  Currently, we sell all of our products to our retailers either direct or through brokers and distributors.  Our larger retail clients purchase our product through their own warehouse distribution network.  Our current retail clients include Whole Foods, Kroger, Safeway, Vons and Ralphs and multiple smaller independent food, drug and mass market and specialty health food stores.

We expect to continue to expand our national distribution and retailer network into more food, drug and mass market and specialty health food stores.  Like most competitors in ready-to-drink healthy beverages, we expect to compete in all channels including food, drug, mass, convenience, gas, specialty health food, club, and other stores.

In order to continue our expansion, we anticipate that we will be required to invest in marketing and advertising to ensure consumer purchases and retailer sell-through off the shelf.  We expect to continue to offer promotional allowances, trial and sampling programs, and other initiatives to support our retailers.  These marketing investments range from 5% to 15% of net sales, and are similar to most other beverage company promotional programs.   Many retailers request some type of promotional introductory program, slotting fees or other incentives, which can be as much as 10% of net sales.  Thus far, we have been successful in mitigating or even eliminating these introductory fees and have been able to offset them with additional goods, marketing activities, and other support programs.

Market Opportunity

According to the Euromonitor and the Wall Street Journal, the kombucha category has been rapidly growing at more than 40% per year compounded annually for the last five years and reached $529 million in retail sales in the United States for 2015.  It is a global business with the United States accounting for an estimated 39.4% of the global market.  The kombucha segment is growing rapidly along with the overall healthy, functional beverage segment, as the products source volume from traditional soft drinks, juices, sweet teas and other beverages high in sugar content.

The kombucha category in the United States is also highly fragmented with numerous small competitors.  We believe only one major competitor has more than 80% share of the kombucha category.  The main competitors are currently in significantly broader distribution than búcha® Live Kombucha and have gained a head start with retailers and consumers in developing their brands.

Plan of Operations

We believe we have established the processes, systems, and infrastructure to enable us to expand.  In order for us to implement our business plan and further our growth and profitability over the next twelve-month period, we have identified the following milestones that we expect to achieve:

•	Expand Retail Distribution and Channel Penetration. We are in negotiations or have received new item paperwork to introduce our búcha® Live Kombucha product line to approximately 600 additional retailers located throughout North America. We believe that by December 31, 2016, we will be distributed in over 4,000 stores.

•	Increase Manufacturing Capacity. To meet greater demand, we expect to expand our manufacturing which could include expansion with existing and new co-packers that are strategically located to reduce freight costs, improve cost of goods sold and efficiency and meet future growth objectives.

•	Improve Gross Margins. We currently produce our búcha® Live Kombucha product line via a third-party manufacturer in one location in Southern California. Our glass bottles, raw ingredients and other materials are also shipped from the Midwest and other locations. Finished goods are produced and shipped nationally from the manufacturing location. This model is suboptimal, and although it may be the same model as the other kombucha manufacturers in the industry, we believe that there are significant opportunities to improve gross margins by reducing supply chain expenses.

•	Expand the Distributor and Broker Network. We expect to continue to develop our working relationships with our broker and distributor network. We continually meet, train, and participate in sales calls with our brokers in order to provide them with the sales tools they need to help their efforts to sell our búcha® Live Kombucha product line. In the future, we anticipate a considerable amount of travel and ongoing support for both internal staff and outside brokers.

•	Strengthen our Infrastructure and Organization. In order to support expansion efforts and to continue the training and support of our broker network, we will need to hire approximately 2-3 more full-time employees for the specific purpose of supporting the broker, distributor and retailers and their logistical requirements.

•	Begin Marketing and Promotion. As distribution expands, we expect to be able to provide additional focus on building our búcha® Live Kombucha product line. These activities will be primarily concentrated on awareness and trial to enable our brand to become more of a part of the consideration set of consumers within their repertoire of current kombucha and other healthy beverage choices.

We believe that our cash flow from operations will not be sufficient to meet our working capital needs through 2016.  We will need to raise additional cash, either through the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We estimate that our capital needs over the next 12 months will be $400,000 to $500,000.  We will require additional cash resources to achieve the milestones indicated above.  If our own financial resources and future current cash flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Dependence on Few Customers

Receivables arising from sales of our products are not collateralized.  As of December 31, 2015 (Successor), three customers represented approximately 92.8% (59.0%, 22.9% and 10.9%) of accounts receivable.  As of December 31, 2014 (Predecessor), four customers represented approximately 75.1% (25.4%, 24.0%, 13.5% and 12.1%) of accounts receivable.

For the nine months ended December 31, 2015 (Successor), three customers represented approximately 75.6% (32.7%, 24.2% and 26.0%) of total revenue.  For the three months ended March 31, 2015 (Predecessor), three customers represented approximately 85.6% (30.2%, 29.4% and 26.0%) of total revenue.  For the year ended December 31, 2014 (Predecessor), four customers represented approximately 84.5% (28.1%, 18.9%, 18.9% and 18.6%) of revenue.

There can be no assurance that such customers will continue to order our products in the same level or at all.  A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

Marketing

We intend to market our product with a range of consumer and trade focused activities that include, but are not limited to, digital marketing and social media, retailer quarterly price promotions, co-op ads, regional press, consumer-facing public relations, experiential and event marketing and activation, consumer promotions and trial and sampling activities.

Competition

The beverage industry is extremely competitive.  The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns.  Our búcha® Live Kombucha product line will be competing directly with a wide range of drinks produced by a relatively large number of manufacturers.  Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other marketing campaigns.  In addition, companies manufacturing these products generally have far greater financial, marketing, and distribution resources than we have.

Important factors that will affect our ability to compete successfully include the continued public perception of the benefits of kombucha, taste and flavor of our product, trade and consumer promotions, the development of new, unique and cutting edge products, attractive and unique packaging, branded product advertising, pricing, and the success of our distribution network.

We will also be competing to secure distributors who will agree to distribute our búcha® Live Kombucha product line over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets.  The extremely competitive pressures within the beverage categories could result in our product never even being introduced beyond what they can market locally themselves.

Our product will compete generally with all liquid refreshments, including other specialty functional beverages, such as Synergy, Kevita, Health-Ade, Reed's, Kombucha Wonder Drink, and others.

Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $3.29 to $4.99 for similar-sized bottles.  We currently offer our búcha® Live Kombucha products in a 16-ounce bottle for a manufacturer suggested retail price (MSRP) of $3.19 - $3.49.

Intellectual Property

Where available, we intend to obtain trademark protection in the United States for a number of trademarks for slogans and product designs.  We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks.  These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.  The trademark for búcha® Live Kombucha has been approved and is currently active.

In addition to trademark protection, the manufacture of our búcha® Live Kombucha product line utilizes a proprietary production process unique in the industry that leads to elimination of the lingering and offensive vinegary aftertaste associated with many competitive kombucha products.   In addition to flavor profile, we believe our production process also leads to the most consistent quality product in the industry that leads to product stability with a shelf life of nine months versus a maximum of ninety days of competitors.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer.  Although any assertion of our rights could result in a substantial costs and diversion of efforts, we believe that the protection of our intellectual property rights will be a key component of our sales and operating strategy.

Seasonality of Business

The sales of our búcha® Live Kombucha product line are influenced to some extent by weather conditions in the markets in which we operate.  We believe that this is indicative of the seasonality associated with ready-to-drink cold beverages in general.  Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our product and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

Government Regulation

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our búcha® Live Kombucha product line will be subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations.

Legal requirements apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers.  The precise requirements imposed by these measures vary.  Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States.  We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state and federal levels in the United States.

Any third-party bottling facility that we may choose to utilize in the future and any other such operations will be subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater.  It will be our policy to comply with any and all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income or competitive position.

Kombucha is a fermented tea product.  With that fermentation, a trace amount of alcohol is produced, typically less than 0.5%.  This trace alcohol amount allows the products to be commercialized as non-alcoholic beverages.  The fact that there are trace amounts of alcohol led to consumer confusion in 2011 and 2012, which led to product recalls from various retailers.  Although the manufacture of our búcha® Live Kombucha products utilizes strict quality control processes in its production processes to keep its products at trace levels, not all kombucha products in the industry are manufactured under the same standards.  In addition, other competitors, due to their different production processes, may experience secondary fermentation in their bottles, especially as their products age, which can lead to an increase in alcohol levels above the legal trace limits.  Our manufacturing process precludes the risk of secondary fermentation, contributes to bottles not exploding upon opening, and leads to the longer shelf life, consistency and product quality.

Employees

We currently employ eight full time employees and four part-time employees in marketing, accounting, legal and administration.  We work with distributors and retail brokers in the United States who are paid on a contract basis.  Our operations are overseen directly by management that engages our employees to carry on our business.  Our management oversees all responsibilities in the areas of production, operations, corporate administration and business development.  We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus.  Our management's relationships with manufacturers, development/research companies, bottling concerns, and certain retail customers will provide the foundation through which we expect to grow our business in the future.  We believe that the skill-set of our management team will be a primary asset in the development of our brands and distribution expansion, and retailer relationships.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks.  You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our Company and its business before purchasing our securities.  Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks.  You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Because we have a limited operating history in the functional beverage markets, our ability to fully and successfully develop our business is unknown.

We acquired the búcha® Live Kombucha brand and the assets related to the production and sale of it on April 1, 2015.  Therefore, we have a limited operating history from which investors can evaluate our business.  Our ability to successfully develop our products, and to realize consistent, meaningful revenues and profit has not been established and cannot be assured.  For us to achieve success, our products must receive broad market acceptance by consumers.  Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation.  If our products are not widely accepted by the market, our business may fail.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues, manage development costs and expenses, and compete successfully with our direct and indirect competitors.  We anticipate operating losses in upcoming future periods.  This will occur because there are expenses associated with the development, production, marketing, and sales of our product.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  We had an accumulated deficit of $3,331,878 and $4,863,782 as of December 31, 2015 (Successor) and 2014 (Predecessor), respectively, had net losses of $1,031,311, $72,022 and $891,435 for the nine months ended December 31, 2015 (Successor), for the three months ended March 31, 2015 (Predecessor) and for the year ended 2014 (Predecessor), respectively, and had negative working capital of $45,138 as of December 31, 2015.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

While we are attempting to increase sales and generate additional revenues, our cash position may not be significant enough to support our daily operations.  If we are unable to obtain additional financing through the issuance of debt or equity, we may be unable to continue as a going concern.  While management believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We will need additional funds to produce, market, and distribute our products.

We will have to spend additional funds to produce, market and distribute our búcha® Live Kombucha product line.  If we cannot raise sufficient capital, we may have to cease operations and you could lose your investment.  We will need additional funds to produce our product for distribution to our target markets.  Even after we have produced our product, we will have to spend substantial funds on distribution, marketing and sales efforts before we will know if we have commercially viable and marketable/sellable products.

There is no guarantee that sufficient sale levels will be achieved.

There is no guarantee that the expenditure of money on distribution and marketing efforts will translate into sufficient sales to cover our expenses and result in profits.  Consequently, there is a risk that you may lose all of your investment.

Our development, marketing, and sales activities are limited by our size.

Because we are small and do not have much capital, we must limit our product development, marketing, and sales activities.  As such we may not be able to complete our production and business development program in a manner that is as thorough as we would like.  We may not ever generate sufficient revenues to cover our operating and expansion costs and you may, therefore, lose your entire investment.

Changes in the non-alcoholic beverage business environment and retail landscape could adversely impact our financial results.

The non-alcoholic beverage business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures.  In addition, the non-alcoholic beverage retail landscape is very dynamic and constantly evolving, not only in emerging and developing markets, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed markets, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace.  If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Intense competition and increasing competition in the commercial beverage market could hurt our business.

The commercial retail beverage industry, and in particular its non-alcoholic beverage segment, is highly competitive.  Market participants are of various sizes, with various market shares and geographical reach, some of whom have access to substantially more sources of capital.

We generally compete with all ready-to-drink beverages, but more directly with healthy functional beverages, and specifically other kombucha beverages.

We compete indirectly with The Coca-Cola Company, PepsiCo, Dr. Pepper/Seven Up, Cott Corporation, Campbell's, and other juice and healthy beverage companies.  These companies have established market presence in the United States and offer a variety of beverages that are potential substitutes to our product.  We face potential direct competition from such companies, because they have the financial resources, and access to manufacturing and distribution channels to rapidly enter the functional beverage market.  We compete directly with other kombucha tea producers and brands focused on the emerging functional beverage market including:  Synergy, Kevita, Health-Ade, Reed's, Kombucha Wonder Drink, Live and more than 100 other smaller local/regional competitors.

These companies could bolster their position in the healthy functional beverage market through development, additional expenditure and promotion to expand their offerings and distribution.  Aside from Synergy, which dominates the current kombucha segment with, we believe, more than 80% market share, numerous other competitors are smaller with 2-5% share of market.  Any one of these smaller competitors could gain additional funding and become a stronger competitor which would make the business proposition of growing our búcha® Live Kombucha product line substantially more difficult to achieve.

As a result of both direct and indirect competition, our ability to successfully distribute, market and sell our product, and to gain sufficient market share in the United States to realize profits may be limited, greatly diminished, or totally diminished, which may lead to partial or total loss of your investment.

Our growth and profitability depends on the performance of third-parties and our relationship with them.

Our distribution network and its success depend on the performance of third parties.  Any non-performance or deficient performance by such parties may undermine our operations, profitability, and result in total loss to your investment.  To distribute our product, we use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our product to consumers.  The success of this network will depend on the performance of the brokers, distributors and retailers of this network.  There is a risk that a broker, distributor, or retailer may refuse to or cease to market or carry our búcha® Live Kombucha product line.  There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our product in localities that may not be receptive to our product.  Furthermore, such third-parties' financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sale activities.  We also need to maintain good commercial relationships with third-party brokers, distributors and retailers so that they will promote and carry our product.  Any adverse consequences resulting from the performance of third-parties or our relationship with them could undermine our operations, profitability and may result in total loss of your investment.

The loss of one or more of our major customers or a decline in demand from one or more of these customers could harm our business.

Receivables arising from sales of our products are not collateralized.  As of December 31, 2015 (Successor), three customers represented approximately 92.8% (59.0%, 22.9% and 10.9%) of accounts receivable.  As of December 31, 2014 (Predecessor), four customers represented approximately 75.1% (25.4%, 24.0%, 13.5% and 12.1%) of accounts receivable.

For the nine months ended December 31, 2015 (Successor), three customers represented approximately 75.6% (32.7%, 24.2% and 26.0%) of total revenue.  For the three months ended March 31, 2015 (Predecessor), three customers represented approximately 85.6% (30.2%, 29.4% and 26.0%) of total revenue.  For the year ended December 31, 2014 (Predecessor), four customers represented approximately 84.5% (28.1%, 18.9%, 18.9% and 18.6%) of revenue.

There can be no assurance that such customers will continue to order our products in the same level or at all.  A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

Health benefits of kombucha are not guaranteed or proven, rather it is perceived by consumers.

Health benefits of our búcha® Live Kombucha product line are not guaranteed and have not been proven.  There is a consumer perception that drinking kombucha has beneficial health effects.  Consequently, negative changes in consumers' perception of the benefits of kombucha or negative publicity surrounding kombucha may result in loss of market share or potential market share and hence loss of your investment.

Increase in the cost, disruption of supply or shortage of ingredients, other raw materials or packaging materials could harm our business.

We and our bottlers will use water, unique raw ingredients, sugar, packaging materials for bottles such as plastic and paper products.  The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions.  Substantial increases in the prices of our or our bottlers' ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our operating costs and could reduce our profitability.  Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect the affordability of our product and reduce sales.

An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, or packaging materials and containers that may be caused by a deterioration of our or our bottlers' relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, or the like, could negatively impact our net revenues and profits.

Gross margins may not improve.

In addition to potential supply chain and production challenges, the improvement in gross margin via improved production processes, reduced material inputs, increased efficiency, reduced raw and packaging material inventory carrying costs, new raw and packaging material suppliers, and improved shipping costs will take time and are complex changes to architect and effectuate.  We intend to explore all available options concurrent with growing revenues to increase profitability, but any delays in effectuating operational improvement may limit our ability to improve gross margins and profitability.

Changes in laws and regulations relating to beverage containers and packaging could increase our costs and reduce demand for our products.

We and our bottlers intend to offer our búcha® Live Kombucha product line in nonrefillable, recyclable containers in the United States.  Legal requirements have been enacted in various jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain nonrefillable beverage containers.  Other proposals relating to beverage container deposits, recycling, ecotax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels in the United States.  Consumers' increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of such legislation or regulations.  If these types of requirements are adopted and implemented on a large scale in the geographical regions in which we operate or intend to operate, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues or profitability.

Significant additional labeling or warning requirements or limitations on the availability of our product may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our product relating to the content or perceived adverse health consequences of our product.  If these types of requirements become applicable to our product under current or future environmental or health laws or regulations, they may inhibit sales of our product.

Unfavorable general economic conditions in the United States could negatively impact our financial performance.

Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and consumer demand for, our búcha® Live Kombucha product line in the United States.  Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including non-alkaline water.  Consumers may also cease purchasing bottled water and consume tap water.  Lower consumer demand for our product in the United States could reduce our profitability.

Adverse weather conditions could reduce the demand for our products.

The sales of our búcha® Live Kombucha product line is influenced to some extent by weather conditions in the markets in which we operate.  Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our product and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our product will be subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state, and local workplace health and safety laws, such as the Occupational Safety and Health Act; various federal, state and local environmental protection laws; and various other federal, state, and local statutes and regulations. Legal requirements also apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers.  The precise requirements imposed by these measures vary.  Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States.  We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state and federal levels in the United States.  Changes to such laws and regulations could increase our costs or reduce our net operating revenues.

In addition, failure to comply with environmental, health or safety requirements and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes, or a cessation of operations at our or our bottlers' facilities, as well as damage to our image and reputation, all of which could harm our profitability.

Our búcha® Live Kombucha product line is considered premium and healthy beverages and are being sold at premium prices compared to other functional beverages.  We cannot provide any assurances as to consumers' continued market acceptance of our current and future products.  Kombucha is a fermented tea product.  With that fermentation, a trace amount of alcohol is produced, typically less than 0.5%.  This trace alcohol amount allows the products to be commercialized as non-alcoholic beverages.  The fact that there are trace amounts of alcohol led to consumer confusion in 2011 and 2012, which led to product recalls from various retailers.  Although the manufacture of our products utilizes strict quality control processes in its production processes to keep its products at trace levels, not all kombucha products in the industry are manufactured under the same standards.  In addition, other competitors, due to their different production processes, may experience secondary fermentation in their bottles, especially as their products age, which can lead to an increase in alcohol levels above the legal trace limits.  Our manufacturing process precludes the risk of secondary fermentation, contributes to bottles not exploding upon opening, and leads to the longer shelf life, consistency and product quality.

We rely on key executive officers, and their knowledge of our business would be difficult to replace.

Our performance is highly dependent on the performance of a few employees, including executive officers, with no backstops or replacements or succession plans.  We do not have "key person" life insurance policies for any of our officers.  The loss of management and industry expertise of any of our key executive officers could result in delays in product development, loss of any future customers and sales and diversion of management resources, which could adversely affect our operating results.

Our executive officers are not subject to supervision or review by an independent board or audit committee.  Our current board of directors consists of three members, two insiders with only one independent director.  As such, we do not have an independent audit committee, compensation committee or governance committee.  As a result, the activities of our officers are not subject to the review and scrutiny of an independent board of directors or committees.

Risk Related to Our Stock

Trading on the OTCQB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB operated by the OTC Markets Group.  Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a national securities exchange like the NASDAQ or the NYSE.  Accordingly, stockholders may have difficulty reselling any of our shares.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  Because we plan to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity or equity-linked securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors not to choose to invest in our stock.  If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations.  As a result, our business may suffer, and not be successful and we may go out of business.  We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our equity securities and we may be forced to go out of business.

Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business.  We do not anticipate paying any cash dividends on our common stock in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Our stock is listed on the Over-the-Counter market.  Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock.  The Securities and Exchange Commission ("SEC") has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined in Rule 15g-9) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker- dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules promulgated by the SEC, the Financial Industry Regulatory Authority ("FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

Our headquarters are located at 3625 Del Amo Boulevard, Suite 385, Torrance, CA 90503.  Our phone number is (888) 240-9197.  We consider that our current principal office space arrangement is adequate and we will reassess our needs based upon our future growth.

Our registered agent is Davies Pearson P.C., 920 Fawcett Avenue, Tacoma, WA  98402.

Intellectual Property

The description of our intellectual property is in Item 1. Business under the section entitled "Intellectual Property".

ITEM 3. LEGAL PROCEEDINGS

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTCQB under the symbol "ABRW".  Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Markets Group (www.otcmarkets.com).  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low

December 31, 2015	$0.44	$0.29
September 30, 2015	$0.47	$0.30
June 30, 2015	$0.51	$0.31
March 31, 2015	$0.40	$0.28
December 31, 2014	$0.61	$0.28
September 30, 2014*	$2.50	$0.62
June 30, 2014**	$-	$-
March 31, 2014**	$-	$-

(*)  Based on partial period data from August 7, 2014
(**)  No data available

Transfer Agent

The transfer agent and registrar for our common stock is Clear Trust, LLC located at 16540 Pointe Village Drive, Suite 210, Lutz, Florida.

Holders of Common Stock

As of April 5, 2016, there were approximately 110 shareholders of record of our common stock and an unknown number of shareholders who hold stock in street name (CEDE & Co.)  As of such date, 15,435,651 shares were issued and outstanding.

Registration Rights

None

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid any cash dividends on our preferred stock.  In the event that we issue any additional preferred stock, we must not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of our common stock or other class of stock junior to our preferred stock as to dividends or upon liquidation) in respect of our common stock, nor must we redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of our preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holders of our preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payment, in accordance with the terms of our preferred stock, as fixed by our board of directors.

Other than as stated above, there are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

Sale of Series B Preferred Stock

During the nine months ended December 31, 2015, we sold 25,000 shares of Series B Preferred for $25,000 cash.   The Series B Preferred is non-voting, not eligible for dividends and ranks equal to common stock and below Series A preferred stock.  Each share of Series B Preferred has a conversion rate into eight shares of common stock with the limitation that no shares of Series B Preferred Stock may be converted in an amount that would result in the beneficial ownership of greater than 9.99% of our outstanding common stock.

Common Stock Issued in B&R Acquisition

During the nine months ended December 31, 2015, 1,479,290 shares of common stock were issued pursuant to the acquisition of the assets related to the kombucha tea business.  We estimated the fair market value to be $0.338 per share at the time of issuance.  These shares were issued with "Price Protection" for a period of 18 months.  If the market value of the common stock issued pursuant to the Acquisition is less than $500,000, we shall issue additional shares so the aggregate amount of shares issued in the Acquisition is equal to a market value of $500,000 based on the average closing bid price of the common stock for the five days prior thereto.

Common Stock Issued for Cash

During the nine months ended December 31, 2015, 204,000 shares of common stock were sold to three investors for cash proceeds of $61,200, or $.30 per share, under a private placement offering (the "Offering").  The Offering provided for the issuance warrants to purchase 50% of the number of shares subscribed for, at a price of $.50 per share, expiring one year from the investment.  A total of 102,000 warrants were issued and expire between April 13 and June 10, 2016.

Common stock issued for services

During the nine months ended December 31, 2015, 707,141 shares of common stock were issued to employees and consultants in connection with services rendered as follows:

•	52,000 shares were issued to employees for services rendered. We determine the fair market value (FMV) to be $0.44 per share at the time of issuance and recorded an expense of $22,880.

•	85,714 shares were issued to employee pursuant to an employment contract whereby the employee would be granted shares valued at $30,000. We determined the FMV to be $0.35 per share at the time of issuance and recorded an expense of $30,000.

•	64,427 shares were issued to employee pursuant to an employment contract whereby the employee would be granted shares equal to $6,500 at the end of each quarter effective with the three months ending March 31, 2015. We determined the per share FMV to be $0.35 as of March 31, $0.46 as of June 30, $0.42 as of September 30 and $.40 as of December 31. Accordingly, the employee received 18,571, 14,130. 15,476 and 16,250 shares of common stock, respectively, and we recorded an expense of $26,000.

•	5,000 shares were issued to Stonefield Fund for services rendered. We determined the FMV to be $0.44 per share at the time of issuance and recorded an expense of $2,200.

•	500,000 shares were issued to LP Funding, LLC for services rendered. We determined the FMV to be $0.46 per share at the time of issuance and recorded an expense of $230,000.

The securities described above were sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently have no securities authorized under any equity compensation plans as of December 31, 2015.

Issuer Purchases of Equity Securities

We have not purchased any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based.  Such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  Forward-looking statements made in this Annual Report on Form 10-K include statements about:

•	our plans to identify and acquire products that we believe will be prospective for acquisition and development;
•	concentration of our customer base and fulfillment of existing customer contracts;
•	our ability to maintain pricing;
•	the cyclical nature of the beverage industry, in particular the kombucha tea business;
•	deterioration of the credit markets;
•	our ability to raise additional capital to fund future capital and operational expenditures;
•	increased vulnerability to adverse economic conditions due to indebtedness;
•	our identifying, making and integrating acquisitions;
•	our ability to obtain raw materials and specialized equipment;
•	technological developments or enhancements;
•	loss of key executives;
•	the ability to employ skilled and qualified workers;
•	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;
•	our beliefs regarding the future of our competitors;
•	our expectation that the demand for our products will eventually increase; and
•	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in this Annual Report on Form 10-K, any of which may cause our Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  The following MD&A should be read in conjunction with the audited financial statements and notes related thereto included in this Annual Report on Form 10-K.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law.  We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms "we," "us," "our," or the "Company" refer to American Brewing Company, Inc.

Overview

American Brewing Company, Inc. was formed under the laws of the State of Washington on April 26, 2010.  Through December 31, 2015, we were a micro-brewing company and also manufactured and sold búcha® Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  We acquired the búcha® Live Kombucha brand and the assets related to the production and sale of it on April 1, 2015.  See further discussion below under "Acquisition of Assets Related to the Kombucha Tea Business."

On October 1, 2015, we entered into an Asset Purchase Agreement ("APA") whereby we sold our assets and various liabilities related to our brewery and micro-brewing operations to AMBREW, LLC, a Washington limited liability company ("AMBREW").  Under the terms of the APA, the assets sold consisted of accounts receivable, inventories, prepaid assets and property and equipment.  The liabilities consisted of brewing-related contracts, liabilities related to inventory and lease obligations.  See further discussion below under "Discontinued Operations Related to Our Brewery and Micro-brewing Operations."

Since October 1, 2015, we have been focusing on integrating the búcha® Live Kombucha business, strengthening the businesses foundation and processes, and positioning the Company as a standalone healthy functional beverage company.  búcha® Live Kombucha is an organic certified, probiotic, sparkling kombucha tea.

Effective March 24, 2016, our Chief Executive Officer and President, Neil Fallon, was promoted to serve as Executive Chairman of the board of directors.  Also on that same date, Brent Willis was appointed to serve as Interim Chief Executive Officer, Interim Chief Financial Officer, and Director.

On March 30, 2016, our board of directors recommended changing the Company's name from American Brewing Company, Inc. to Búcha, Inc., and to effect a change to our public stock symbol.  The majority shareholders, acting by majority consent, approved the name change.  We intend to file the necessary state and regulatory documents to effect the name change.

Successor and Predecessor Financial Presentation

Throughout the audited financial statements and in this MD&A, we refer to Successor and Predecessor.  For periods after the acquisition of the búcha® Live Kombucha brand (since April 1, 2015), our financial results are referred to as "Successor."  For periods prior to the acquisition of the búcha® Live Kombucha brand, our financial results are referred to as "Predecessor."  Where tables are presented in this MD&A, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods.

Acquisition of Assets Related to the Kombucha Tea Business

As discussed above, on April 1, 2015, we acquired substantially all of the operating assets of B&R Liquid Adventure, LLC, a California Limited Liability Company ("B&R") (the "Acquisition").  The operating assets of B&R acquired consisted of inventory, fixed assets and intellectual property.  The purchase price was a cash payment of $260,000, a secured promissory note in an amount of $140,000 and the issuance 1,479,290 shares of common stock valued at $500,000.  In addition, we assumed $121,416 of scheduled liabilities.

The 1,479,290 shares of common stock were issued with "Price Protection" for a period of 18 months, meaning that on the date that is 18 months from the date of the Acquisition, if the market value of the common stock issued pursuant to the Acquisition is less than $500,000, we shall issue additional shares so the aggregate amount of shares held by B&R is equal to a market value of $500,000 based on the average closing bid price of the common stock for the five days prior thereto.  We determined the fair value of the 1,479,290 shares issued as of December 31, 2015 to be higher than $500,000, and thus no additional shares were due as of December 31, 2015.

We accounted for the Acquisition using the acquisition method of accounting.  B&R's inventory, fixed assets and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the Acquisition.  The excess of purchase price over the value of the net assets acquired was recorded as goodwill.

Total Purchase Consideration:
Cash	$260,000
Notes payable	140,000
Common stock issued	500,000
$900,000

The following table summarizes the estimated fair values of the tangible and intangible assets acquired as of the date of acquisition:

Net assets acquired:
Inventories	$328,802
Customer relationships	250,000
Property and equipment, net	53,600
Assumption of scheduled liabilities	(121,416)
510,986
Goodwill	$389,014

Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.  In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present.  We performed a qualitative assessment and determined there was no impairment of goodwill recognized during 2015.

Discontinued Operations Related to Our Brewery and Micro-brewing Operations

As discussed above, on October 1, 2015, we entered into an APA whereby we sold the assets and various liabilities related to our brewery and micro-brewing operations (the "Sale").  Under the terms of the Sale, the assets sold consisted of accounts receivable, inventories, prepaid assets and property and equipment.  The liabilities consisted of brewing-related contracts held by the Company, liabilities related to inventory and lease obligations.  The Sale price was paid in cash of $395,650 and assumed debt owed to a third party related to three equipment financing agreements and various capital lease arrangements.

The Sale is subject to customary closing conditions, namely that the Washington State Liquor and Cannabis Board ("WSLCB") shall have approved AMBREW's assumption of the Company's WSLCB license and issued a corresponding license in AMBREW's name to operate the assets of the business (the "WSLCB Condition").  The parties intend, to the maximum extent possible, provided that the conditions to Sale have occurred, including specifically the WSLCB Condition, that the benefits and obligations of ownership and operation of the assets of the business shall accrue to AMBREW beginning as of October 1, 2015.  As of April 4, 2016, the date of this Annual Report on Form 10-K, the WSLCB has not issued a license to AMBREW.

We recognized the sale of our brewery and micro-brewing operations as a discontinued operation, in accordance with ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

Results of Operations

The remainder of this MD&A, unless otherwise indicated, discusses our continuing operations of the búcha® Live Kombucha tea business.  As discussed previously, where tables are presented, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods.  See further discussion above under "Successor and Predecessor Financial Presentation."

The following discussion represents a comparison of our results of operations for the year ended December 31, 2015, which includes the results of operations for the nine months ended December 31, 2015 (Successor) plus the three months ended March 31, 2015 (Predecessor) compared to the year ended December 31, 2014 (Predecessor).  The results of operations for the periods shown in our audited financial statements, including the periods shown as Successor and Predecessor, are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended December 31, 2015 Successor	Three Months Ended March 31, 2015 Predecessor	Year Ended December 31, 2014 Predecessor

Net revenues	$1,844,889	$576,863	$2,789,936
Cost of goods sold	1,606,141	402,235	1,911,932
Gross Profit	238,748	174,628	878,004
Operating expenses	1,000,453	244,356	1,644,362
Other expenses	138,987	2,294	125,077
Net loss from continuing operation	$(900,692)	$(72,022)	$(891,435)

Revenues

Net revenues from sales of our product for the year ended December 31, 2015 were $2,421,752, as compared to $2,789,936 for the year ended December 31, 2014, a decrease of $368,184, or 13.2%.  The decrease in sales is primarily due to the discontinuation of Costco business.  Due to the low margins of this business, we decided to discontinue selling to this customer.  Secondarily, due to the effects of the sales transition from the Predecessor company for the six months prior to our acquisition of the búcha® Live Kombucha in April 2015, our sales were impacted for the current nine months ended December 31, 2015.  We are already back in consideration for many of those accounts impacted by the transition, and we believe that we have the ability to recapture that business and those accounts in future periods.  However, there is no guarantee of the timing or certainty of that occurring.

Cost of Goods Sold

	Nine Months Ended December 31, 2015 Successor	Three Months Ended March 31, 2015 Predecessor	Year Ended December 31, 2014 Predecessor

Production costs/labor/freight	$1,504,471	$397,135	$1,892,006
Depreciation	39,170	5,100	19,926
Amortization of customer relationships	62,500	-	-
Total cost of goods sold	$1,606,141	$402,235	$1,911,932

Cost of goods sold is comprised of production costs, manufacturing labor, freight and depreciation and amortization.  Total cost of goods sold for the year ended December 31, 2015 was $2,008,376, as compared to $1,911,932 for the year ended December 31, 2014, an increase of $96,444, or 5.0%.  However, as a percentage of sales, total cost of goods sold was 82.9% for year ended December 31, 2015 (gross margin of 17.1%) compared to 68.5% for the year ended December 31, 2014 (gross margin of 31.5%).  Production costs, excluding depreciation and amortization, were $1,901,614 for the year ended December 31, 2015, as compared to $1,892,006 for the year ended December 31, 2014, an increase of $9,608, or 0.5%.  As a percentage of sales, production costs, excluding depreciation and amortization, were 78.5% for year ended December 31, 2015, as compared to 67.8% for the year ended December 31, 2014.

The decrease in the gross margin is due to several factors, primarily related to how we have chosen to account for freight and delivery costs, manufacturing labor, and promotional expenses in costs of goods sold.  A secondary contributing factor included having to absorb all raw material and packaging supply cost increases while not being able to increase sale prices.  In addition, promotional expenses were increased to counter the effects of the Predecessor's cessation of support to the brokers.

One of our goals for 2016 and beyond is to review all opportunities to improve gross margins.   Our búcha® Live Kombucha product is currently produced via a third-party manufacturer in one location in Southern California.  Our glass bottles, raw ingredients and other materials are shipped from the Midwest and other locations.  Finished goods are produced and shipped nationally from the manufacturing location.  This model is suboptimal, and although it may be the same model as the other kombucha manufacturers in the industry, we believe that there are significant opportunities to improve gross margins by reducing supply chain expenses.

Acquisition accounting rules require the evaluation of the tangible and intangible assets acquired in an Acquisition with such identifiable assets to be recorded at their fair market value.  Customer relationships were evaluated as part of our Acquisition and were determined to have a fair market value of $250,000.  Amortization expense is computed on a straight-line basis of three years determined to be the useful life.  Amortization expense was $62,500 for the nine months ended December 31, 2015 (Successor) and is classified as cost of goods sold in the statements of operations.

Operating Expenses

	Nine Months Ended December 31, 2015 Successor	Three Months Ended March 31, 2015 Predecessor	Year Ended December 31, 2014 Predecessor

Advertising, promotion and selling	$209,109	$51,516	$578,970
General and administrative	1,065,954	145,469	595,199
Gain on forgiveness of accrued payroll	(500,000)	-	-
Legal and professional	225,390	47,371	470,193
Total operating expenses	$1,000,453	$244,356	$1,644,362

Total operating expenses for the year ended December 31, 2015 was $1,244,809, as compared to $1,644,362 for the year ended December 31, 2014, a decrease of $399,553, or 24.3%.  In April 2015, two of our officers agreed to forgive $500,000 of the $600,000 in accrued officer compensation.  This resulted in recognizing a gain of $500,000 on forgiveness of accrued payroll during the nine months ended December 31, 2015.  Excluding the gain on forgiveness of accrued payroll, total operating expenses actually increased by $100,447, or 6.1%, as shown in the table below:

Increase/ (Decrease)

Advertising, promotion and selling	$(318,345)
General and administrative	616,224
Legal and professional:
Legal fees	(319,365)
Professional fees, including audit and accounting	121,933
$100,447

Advertising, promotion and selling expenses for the year ended December 31, 2015 were $260,625, as compared to $578,970 for the year ended December 31, 2014, a decrease of $318,345.  For the year ended December 31, 2014, the Predecessor company incurred considerably more expenses across most categories of advertising and marketing expenses, including higher salaries, marketing design, demos and tradeshows.  In addition, broker commissions were higher by $112,000 for the year ended December 31, 2014.

General and administrative expenses for the year ended December 31, 2015 were $1,211,423, as compared to $595,199 for the year ended December 31, 2014, an increase of $616,224.  Contributing to this increase for year ended December 31, 2015 was stock based compensation totaling $350,703.  In addition, we paid higher management and executive salaries and payroll related costs and benefits during the year ended December 31, 2015.

Legal and professional fees are broken out for discussion purposes.  Legal fees for the year ended December 31, 2015 were $66,419, as compared to $385,784 for the year ended December 31, 2014, a decrease of $319,365.  This decrease is due primarily to an award of attorneys' fees against the Predecessor during the year ended December 31, 2014 in a lawsuit where it was the defendant, as well as their own legal fees defending in the matter.  During the three months ended March 31, 2015, the parties settled the case with the Predecessor agreeing to pay $275,000 in full and final settlement of the case.

Professional fees for the year ended December 31, 2015 were $206,342 compared to $84,409 for the year ended December 31, 2014, an offsetting increase of $121,933.  This is related primarily to audits, accounting and outside consulting services related to being a public reporting company, which also required an audit of the Predecessor company for SEC reporting purposes by the Company.

Other Expenses

	Nine Months Ended December 31, 2015 Successor	Three Months Ended March 31, 2015 Predecessor	Year Ended December 31, 2014 Predecessor

Interest expense:
Interest expense	$36,453	$2,294	$5,169
Amortization of debt discount	68,466	-	120,000
	104,919	2,294	125,169
Factoring interest and fees	34,069	-	-
Interest income	(1)	-	(92)
Total other expenses	$138,987	$2,294	$125,077

Interest expense for the year ended December 31, 2015 was $107,213, as compared to $125,169 for the year ended December 31, 2014, a decrease of $17,956.  Included in interest expense for the year ended December 31, 2014 is $120,000 related to the amortization of a debt discount.  In September 2014, in connection with new funding of $120,000, the Predecessor issued four promissory notes with equity participation.  In accordance with accounting guidance for beneficial conversion features (BCF), the Predecessor recorded a debt discount of $120,000 representing the BCF intrinsic value.  The entire debt discount was amortized to interest expense during the year ended December 31, 2014.

Aggregate amortization of debt discounts on third party and related party debt was $68,466 for the year ended December 31, 2015 related to four loans entered into in March 2015:

•
We entered into two 60-day promissory notes for cash proceeds of $50,000 each.  The notes included an equity payment totaling 30,000 shares of common stock that were issued with the debt.  The relative fair value of the stock was determined to be $9,020 and was recorded as a debt discount.

•
We borrowed $200,000 used for the Acquisition.  The note was issued in conjunction with an equity payment totaling 176,734 shares of Series B preferred stock that was issued with the debt.  The relative fair value of the stock was determined to be $142,434 and was recorded as a debt discount.  The discount will be amortized over the life of the loans to interest expense.

•
We entered into a 60 day-promissory note for cash proceeds of $50,000 with a member of management.  The note also included an equity payment of 200,000 shares of common stock that were issued with the debt.  The relative fair value of the stock was determined to be $29,420 and was recorded as a debt discount.

•
We borrowed $60,000 from a member of management used for the Acquisition.  The note was issued in conjunction with an equity payment totaling 53,073 shares of Series B preferred stock that was issued with the debt.  The relative fair value of the stock was determined to be $42,742 and was recorded as a debt discount.  The discount will be amortized over the life of the loans to interest expense.

In April 2015, we entered into a factoring agreement to sell, with recourse, certain receivables to an unrelated third-party financial institution.  Under the terms of the factoring agreement, we receive an advance of 80% of qualified receivables and are subject to the requirement that the maximum amount of outstanding advances at any one time will not exceed $500,000.  For the nine months ended December 31, 2015 (Successor), we recognized factoring interest and fees of $34,069.  We pay factoring fees associated with the sale of receivables at the rate of 0.67% of the gross face value of the receivable for every ten-day period or fraction thereof from the date of the advance until the receivable is paid in full.

Liquidity and Capital Resources

Working Capital

	December 31, 2015	December 31, 2014
	Successor	Predecessor

Current assets	$525,959	$679,952
Current liabilities	571,097	1,190,231
Working capital deficiency	$(45,138)	$(510,279)

Current assets as of December 31, 2015 (Successor) and December 31, 2014 (Predecessor) primarily relate to $43,856 and $125,312 in cash, $259,619 and $254,705 in accounts receivable and $196,220 and $286,070 in inventory, respectively.

Current liabilities as of December 31, 2015 (Successor) and as of December 31, 2014 (Predecessor) primarily relate to $282,845 and $616,719 in accounts payable, $-0- and $123,689 in notes payable and capital leases, $177,589 and $106,899 for accrued expenses and $110,663 and $-0- for factoring payable, respectively.  In addition, as of December 31 2014 (Predecessor), there were $342,924 in reserves for legal settlements as discussed previously under legal and professional fees.

Cash Flows

	Nine Months Ended December 31, 2015	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	Successor	Predecessor	Predecessor

Net cash (used in) provided by operating activities	$(633,982)	$24,330	$(268,520)
Net cash used in investing activities	(28,351)	(11,688)	(4,929)
Net cash provided by (used in) financing activities	248,054	(70,874)	112,503
Net decrease in cash	$(414,279)	$(58,232)	$(160,946)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2015 was $609,652, as compared to $268,520 for the year ended December 31, 2014.  The increase in net cash used in operating activities is primarily attributable to non-cash items consisting of amortization of intangible assets ($62,500 compared to $-0-), common stock issued for services ($311,080 compared to $-0-), depreciation expense from discontinued operations ($115,441 compared to $-0-) and loss on sale of the brewery assets ($256,773 compared to $-0-).  The gain on forgiveness of accrued payroll offset this increase net cash used in operating activities ($500,000 compared to $-0-).

Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $40,039, as compared to $4,929 for the year ended December 31, 2014.  The increase in net cash used by investing activities was primarily from purchases of property and equipment of $34,639 for the year ended December 31, 2015.  Our acquisition of the búcha® Live Kombucha brand on April 1, 2015 required the cash outlay of $400,000.  This investment was almost completely offset by cash received from the sale of the brewery assets on October 1, 2015 of $395,650.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $177,180, as compared to $112,503 for the year ended December 31, 2014.  The increase of net cash provided by financing activities was mainly attributable to proceeds from factoring of accounts receivable ($110,663), issuance of common stock and Series B Preferred stock for cash ($86,200) and proceeds from new borrowings on notes payable ($288,320).  These amounts were offset by repayment of notes payable and capital lease obligations of $308,003 for the year ended December 31, 2015.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  We had an accumulated deficit of $3,331,878 and $4,863,782 as of December 31, 2015 (Successor) and December 31, 2014 (Predecessor), respectively, had net losses of $1,031,311, $72,022 and $891,435 for the nine months ended December 31, 2015 (Successor), for the three months ended March 31, 2015 (Predecessor) and for the year ended December 31, 2014 (Predecessor), respectively, and had negative working capital of $45,138 as of December 31, 2015.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

While we are attempting to increase sales and generate additional revenues, our cash position may not be significant enough to support our daily operations.  If we are unable to obtain additional financing through the issuance of debt or equity, we may be unable to continue as a going concern.  While we believe our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect.  Our financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

On March 19, 2016, we entered into a securities purchase agreement with an unaffiliated third party, whereby we sold a convertible promissory note in an amount of $200,000.  The purchaser also received a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.40 per share.  The convertible promissory note is convertible after 180 days into shares of our common stock at a twenty-five percent (25%) discount to the volume weighted average price for the five (5) trading days prior to the date of conversion.  The securities were sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) and Section 4(6) under the Securities Act of 1933, as amended.

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

Future Financing

The Company will require additional funds to implement the Company's growth strategy for its business.  In addition, while the Company received funding from the sale of its brewery operations, these funds were largely used for corporate operational and working capital purposes.  Therefore, the Company will need to raise additional capital to sufficiently support its supply chain and support the distribution of its products in the marketplace.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of the Company's shares.  There can be no assurance that additional financing will be available to the company when needed or, if available, that it can be obtained on commercially reasonable terms.  If the Company is not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, the Company will not be able to meet its other obligations as they become due and will be forced to scale down or perhaps even cease the Company's operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates.

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the fiscal year ended December 31, 2015.  We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables.  We place our cash with high credit quality financial institutions.  At times such amounts may exceed federally insured limits.  Receivables arising from sales of our products are not collateralized.  As of December 31, 2015 (Successor), three customers represented approximately 92.8% (59.0%, 22.9% and 10.9%) of accounts receivable.  As of December 31, 2014 (Predecessor), four customers represented approximately 75.1% (25.4%, 24.0%, 13.5% and 12.1%) of accounts receivable.  For the nine months ended December 31, 2015 (Successor), three customers represented approximately 75.6% (32.7%, 24.2% and 18.6%) of total revenue.  For the three months ended March 31, 2015 (Predecessor), three customers represented approximately 85.6% (30.2%, 29.4% and 26.0%) of total revenue.  For the year ended December 31, 2014 (Predecessor), four customers represented approximately 84.5% (28.1%, 18.9%, 18.9% and 18.6%) of revenue.

Accounts Receivable Factoring Arrangement with Recourse

In April 2015, we entered into a factoring agreement to sell, with recourse, certain receivables to an unrelated third-party financial institution.  Under the terms of the factoring agreement, we receive an advance of 80% of qualified receivables and maximum amount of outstanding advances at any one time will not exceed $500,000.  For the nine months ended December 31, 2015 (Successor), we received net advances from the factoring of accounts receivable of $110,663 and recognized factoring interest and fees of $34,069.  We pay factoring fees associated with the sale of receivables at the rate of 0.67% of the gross face value of the receivable for every ten-day period or fraction thereof from the date of the advance until the receivable is paid in full.

Goodwill and Intangible Assets

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

Intangible assets are recorded at acquisition cost less accumulated amortization and impairment. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Share-Based Compensation

We account for stock-based compensation to employees in accordance with FASB ASC 718, Compensation—Stock Compensation.  Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period.  We account for stock-based compensation to other than employees in accordance with FASB ASC 505-50.  Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period.  We estimate the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the latest fair market price of the Company's common stock for common share issuances.

Inventories and Provision for Excess or Expired Inventory

Inventories consist of tea ingredients, packaging and finished goods and are stated at the lower of cost (first-in, first-out basis) or market value.  Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses on its raw materials.  There was no reserve for obsolescence as of December 31, 2015 (Successor) and December 31, 2014 (Predecessor).

Long-lived Assets

Our long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment.  We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Through December 31, 2015, we had not experienced impairment losses on its long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

Revenue Recognition

Our products are distributed in major health and grocery chains throughout North America.  Revenue is recognized upon delivery of goods to the customer.  An allowance for estimated returns is provided at the time of the sale.  In accordance with the guidance in FASB Topic ASC 605, Revenue Recognition, we recognize revenue when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the fee is fixed or determinable, and (d) collectability is reasonable assured.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our interim president and chief executive officer (who is the Company's principal executive officer) and our chief financial officer, treasurer, and secretary (who is the Company's principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, described below.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2015.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and
(ii)	ineffective controls over period end financial disclosure and reporting processes including a lack of multiple levels of supervision and review.

Our management feels the weaknesses identified above have not had any material affect on our financial results.  However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Management's Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the next fiscal year as resources allow:

(i)
appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management and implement modifications to our financial controls to address such inadequacies; and

(ii)	adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of hiring the requisite personnel and implementing the changes required.  If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with U.S. GAAP.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As of April 5, 2016, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed
Brent David Willis (1)	Interim Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer)	49	April 26, 2010
Neil Fallon (2)	Executive Chairman and Director	49	April 26, 2010
Julie Anderson (3)	Vice-President and Director (Principal Financial Officer and Principal Accounting Officer)	56	December 31, 2012
Simon Majumdar (4)	Director	52	August 14, 2014

Notes

(1)	Mr. Willis was appointed Interim Chief Executive Officer, Interim Chief Financial Officer and director on March 24, 2016.

(2)	Mr. Fallon was appointed Executive Chairman on March 24, 2016. Prior to that Mr. Fallon was appointed Chief Executive Officer and a director on April 26, 2010.

(3)	Ms. Anderson was appointed Vice-President and a director on December 31, 2012.

(4)	Mr. Majumdar was appointed a director on August 14, 2014.

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Brent David Willis – Interim Chief Executive Officer, Interim Chief Financial Officer and Director

Brent Willis was named Interim Chief Executive Officer, Interim Chief Financial Officer and a director of the Company on March 24, 2016.  Since 2008, Mr. Willis has been the minority or majority owner and served as Chairman and Chief Executive Officer of a number of private-equity backed companies including Unified Learning, LLC, Vivitris Life Sciences, Inc., XFit Brands, Inc. (OTCQB:XFTB), Throwdown Industries Inc., Electronic Cigarettes International Group, Ltd. (OTCQB:ECIG), Liberty Ammunition, Inc., and Vascular Technologies Inc.

Mr. Willis served as the President and Chief Executive Officer of Cott Corporation from May 2006 to April 2008.  From July 2002 until May 2006, Mr. Willis work for Anheuser-Busch InBev (NYSE:BUD) in numerous senior leadership capacities including Zone President, Chief Commercial Officer, Chief Marketing and Sales Officer, Board of Management Member, Board Director for numerous subsidiaries companies and joint ventures, and Board Director for AmBev (NYSE:ABEV).  While at AB InBev, he developed and implemented the strategy that transformed AB InBev into the world's largest beer company.

From 1996 to 2001, Mr. Willis served as a President in Latin America for the Coca-Cola Company (NYSE:KO).  From 1987 until 1996, Mr. Willis worked for Kraft Heinz (NASDAQ:KHC) in the United States, Asia Pacific, and Latin America in various Marketing and General Management capacities.  At Kraft, he developed led numerous brands, developed the Category Management System for the Company, and launched the Kraft Brand in China.

Mr. Willis began his career in the US Army as a 2nd Lieutenant and served in various leadership capacities in Combat Arms in the 1st Cavalry Division and other military units.  He was awarded numerous decorations and received an honorable discharge in 1987 with the rank of Captain.  Mr. Willis earned a Bachelor of Science degree in Engineering from the U.S. Military Academy at West Point in 1982 and an MBA from the University of Chicago in 1991.

Neil Fallon –Executive Chairman and Director

Neil Fallon was promoted to Executive Chairman, a newly created role, on March 24, 2016.  Prior to this, Mr. Fallon has been Chief Executive Officer and a Director of the Company since inception.  He has served as a director of the Company due to the fact that he is the founder and possesses valuable business experience related to acting in a management role. In the new role as Executive Chairman, Mr. Fallon will be providing strategic leadership for the Company. Mr. Fallon previously owned his own residential real estate developing company, where he has developed and built over 100 homes sites through California and Washington States.  He specialized in the development of infill properties averaging in the range of 30-50 home sites.  His companies averaged approximately $8,000,000 in annual revenues and employed hundreds of sub contractors.  Before moving to Washington, Mr. Fallon was a Business Development Manager at Netbrowser, a technology company focused on web-based facilities management.  He was responsible for traveling extensively throughout the United States and Europe and securing strategic alliances, establishing channel sales and performing installations and tune-ups of the Company's systems.  Mr. Fallon has a BA in Business Administration with Concentrations in Finance and Marketing from Western Washington University.  Mr. Fallon has no other work experience during the previous five years.

Julie Anderson – Vice-President and Director

Julie Anderson has been Vice President and a Director of the Company since December 31, 2012, and was appointed as an officer and director of the Company due to her previous relationship with the Company and knowledge of the Company's business operations and goals.  From January 2011 until December 31, 2012, Ms. Anderson handled the marketing, promotion, and social media of American Brewing Company as well as oversight of the operations of its tasting room.  Also from September 2010 to May of 2011, she was a substitute para-educator for the University Place School District.  In July of 2010, Ms. Anderson moved to Tacoma, WA from San Jose, CA. From December 1999 to June of 2010, Ms. Anderson was the office manager of Almaden Valley Counseling Service, a non-profit organization in San Jose, CA.  Ms. Anderson has no other work experience during the previous five years.

Simon Majumdar - Director

Simon Majumdar has been a director of the Company since August 14, 2014.  Mr. Majumdar is a world renowned broadcaster and author who has dedicated the second half of his life to fulfill his ambition to "Go Everywhere.  Eat Everything".  It is a journey that has taken him to all fifty states and to dozens of countries around the world.  He has written two books; "Eat My Globe" and "Eating for Britain".  His latest book, "Fed, White and Blue", which catalogs his journey to American citizenship, was published by Avery Press (an imprint of Penguin Books) in 2015. Simon is also a well-recognized personality on the Food Network, regularly appearing on shows such as Iron Chef America, The Next Iron Chef, The Best Thing I Ever Ate, Cutthroat Kitchen, Extreme Chef and Beat Bobby Flay.  He has also recently appeared as an expert commentator on National Geographic's major new series "EAT: The Story of Food".

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

Significant Employees

Chuck Santry – búcha Chief Operating Officer

Chuck Santry has been the búcha® Chief Operating Officer of the búcha® Live Kombucha Company since the April 1, 2015 acquisition of the business.  Mr. Santry has over 20 years of sales and management experience in the consumer packaged goods and food industry.  Most recently Mr. Santry was the National Sales Manager for Sabra Dipping Company, a joint venture of PepsiCo, Inc. (NYSE:PEP) and the Strauss Group from 2010 until 2015.  Prior to that he was the Director of Sales for California Creative Foods, Inc. from 1994 to 2010.  In that position he was responsible for creating the leading salsa in the perishable category.  Mr. Santry has served on the boards of various non-profit Companies throughout his career.  Mr. Santry holds a Bachelor of Sciences degree from University of Southern California, Marshall School of Business.

Frank Commanday – búcha Technical Director and Head Brew Master

Frank Commanday has been the búcha® Technical Director and Head Brew Master of the Company since the April 1, 2015 acquisition of the búcha live Kombucha brand, where he worked since September 2009.  Mr. Commanday has over 25 years of practical brewing experience playing a critical role in the success and development of two of Oregon's first microbreweries.  From May 2007 to October 2008, Mr. Commanday was the Technical Director of start-up company, Golden Star Tea Company.  From June 2004 to April 2007, he was the Customer Service Manager of Brewers Supply Group.  From June 1997 to September 2002, he was Master Brewer at E&O Trading Company, a downtown San Francisco brewing restaurant.  From January 1987 to January 1996, he was Q/A Manager of Widmer Brothers Brewing Co.  Prior to this, he worked in various technical and management positions with Sierra Nevada Brewing Co (1982), and Portland Brewing Co. (1985-1986).  Mr. Commanday received his Bachelor of Arts in Biology from University of California, Santa Cruz in 1979 and a Masters of Arts in Microbiology from University of California, Davis in 1984.

Committees of Board of Directors

There are currently no committees of the Board of Directors.  Our board of directors is of the view that it is appropriate for us not to have a standing nominating, audit or compensation committee because the current size of our board of directors does not facilitate the establishment of a separate committee.  Our board of directors has performed, and will perform adequately, the functions of any specific committee.

Term of Office

Our directors cease to hold office immediately before their election at an annual general meeting or their appointment by the unanimous resolution of our shareholders, but are eligible for reelection or reappointment.  Notwithstanding the foregoing, our directors hold office until their successors are elected or appointed, or until their deaths, resignations or removals.  Our officers hold office at the discretion of our board of directors, or until their deaths, resignations or removals.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our directors and officers.

Director Independence

Our board of directors consists of Brent Willis, Neil Fallon, Julie Anderson and Simon Majumdar.  Our securities are quoted on the OTCQB which does not have any director independence requirements.  Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the company.  Using this definition of independence, we have determined that only one member, Simon Majumdar, is an independent director.  Brent Willis, Neil Fallon and Julie Anderson are not independent as they are officers and employees of the Company.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease and desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, during the year ended December 31, 2015, the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.

Code of Ethics

We currently do not have a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

No executive officer of the Company received compensation in excess of $100,000 for the nine months ended December 31, 2015 (Successor), the three months ended March 31, 2015 (Predecessor), and the year ended December 31, 2014 (Predecessor).

Compensation Discussion and Analysis

Brent David Willis, our Interim Chief Executive Officer, Interim Chief Financial Officer and Director joined the Company in March 2016.  As of April 5, 2016, the effective date of this filing, Mr. Willis' compensation has not been finalized or approved the by the board of directors.  Management expect to finalize and obtain board approval of Mr. Willis' compensation package and equity participation within 30 days at which time, the Company will advise its shareholders by filing a Current Report on Form 8-K, if required.

Neil Fallon, our Executive Chairman and Director, receives an annual salary of $100,000 per year plus $1000 per month medical reimbursement. Mr. Fallon was paid $84,000 for the nine months ended December 31, 2015.

Julie Anderson, our Vice President and Director receives an annual salary of $36,000 per year plus $1000 per month medical reimbursement.  Ms. Anderson was paid $36,000 for the nine months ended December 31, 2015.

Chuck Santry, our búcha® Chief Operating Officer, receives an annual salary of $100,000 per year plus $1000 per month medical reimbursement.  Mr. Santry was paid $84,000 for the nine months ended December 31, 2015.

Frank Commanday, our búcha® Technical Director and Head Brew Master, receives an annual salary of $112,000 per year plus $1000 per month medical reimbursement.  Mr. Commanday was paid $93,000 for the nine months ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year End

None.

Retirement or Similar Benefit Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors' or executive officers' responsibilities following a change in control.

Director Compensation

All directors receive reimbursement for reasonable out of pocket expenses in attending board of directors' meetings and for promoting our business.  From time to time we may engage certain members of the board of directors to perform services on our behalf.  In such cases, we intend to compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth, as of April 5, 2016, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d3 of the Securities Exchange Act of 1934 based on information provided to us by our controlling stockholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Security Ownership of Certain Beneficial Holders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(4) (5)	Percent of Class
Common Stock	NUWA Group, LLC 163 Parkhaven Drive Danville, CA 94506	2,612,310 Direct (1)	9.58%
Common Stock	B&R Liquid Adventure, LLC 225 South Lake Ave., Suite 300 Pasadena, CA 91101	1,479,290 Direct	7.76%
	Total Beneficial Holders as a Group	4,091,600 Direct	17.34%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(4) (5)	Percent of Class
Common Stock	Neil Fallon 180 West Dayton Street, Warehouse 102 Edmonds, WA 98020	5,689,639 Direct (2)	36.86%
Common Stock	Julie Anderson 180 West Dayton Street, Warehouse 102 Edmonds, WA 98020	1,731,236 Direct (3)	11.22%
Common Stock	Simon Majumdar 180 West Dayton Street, Warehouse 102 Edmonds, WA 98020	78,000 Direct	0.51%
Common Stock	Brent David Willis 180 West Dayton Street, Warehouse 102 Edmonds, WA 98020	0	-%
Common Stock	Directors & Executive Officers as a group (4 persons)	7,498,875 Direct	48.59%

Notes

(1)
NUWA Group, LLC owns 1,198,438 common shares and 176,734 shares of Series B Preferred Stock.  Each share of Series B Preferred Stock is convertible into 8 common shares.  In addition, Kevin Fickle and Devin Bosch, both principals of NUWA Group, LLC, each individually own 28,400 and 161,000 common shares, respectively.

(2)
Includes 5,689,639 common shares and 225,000 preferred shares, which have no conversion rights into common shares, but carry voting rights of 500 shares of common stock for every 1 share of preferred stock.  Including the common and preferred shares, Neil Fallon possesses the combined voting power of 118,189,639 shares of common stock, which is equal to 84.2% of the voting power of the common and Series A Preferred stock.

(3)
Includes 1,731,236 common shares and 25,000 preferred shares, which have no conversion rights into common shares, but carry voting rights 500 shares of common stock for every 1 share of preferred stock.  Including the common and preferred shares, Julie Anderson possesses the combined voting power of 14,231,236 shares of common stock, which is equal to 10.1% of the voting power of the common and Series A Preferred stock.

(4)	The beneficial owner has sole voting and investment power with respect to the shares shown.

(5)	All ownership is beneficial and of record, unless indicated otherwise.

Changes in Control

As of December 31, 2015, we are not aware of any arrangement that may result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of December 31, 2015, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

•	any director or executive officer of our company;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
•	any promoters and control persons; and
•	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see "Executive Compensation".

Director Independence

Our board of directors consists of Neil Fallon, Julie Anderson and Simon Majumdar.  Our securities are quoted on the OTCQB which does not have any director independence requirements.  Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the company.  Using this definition of independence, we have determined that only one member, Simon Majumdar, is an independent director.  Neil Fallon and Julie Anderson are not independent as they are both officers and employees of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective April 27, 2015, Hartley Moore Accountancy Corporation ("HMAC") was dismissed as the Company's independent registered public accounting firm.  On April 27, 2015 the Registrant engaged MaloneBailey, LLP ("MB") as the Registrant's new independent registered public accounting firm.  The following table sets forth the fees billed to the Company for professional services rendered by HMAC and MB, respectively, for the years ended December 31, 2015 and 2014:

2015
MB
Audit fees	$54,000
Audit related fees	34,000
Tax fees	-
All other fees	-
Total fees	$88,000

2014
HMAC
Audit fees	$24,000
Audit related fees	-
Tax fees	-
All other fees	-
Total fees	$24,000

Audit Fees

The audit fees were paid for the audit services of our annual and quarterly reports and issuing consents for our registration statements.

Audit Related Fees

For the year ended December 31, 2015, the audit related fees shown in the table above are related to the historical audit of B&R Liquid Adventure, LLC. as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013, as well as the review of the three-month periods ended March 31, 2015 and 2014 (unaudited).  On April 1, 2015, we acquired the búcha® Live Kombucha brand and the assets related to the production and sale of it.

Tax Fees

The tax fees were paid for reviewing various tax related matters.

Pre-Approval Policies and Procedures

Our board of directors preapproves all services provided by our independent registered public accounting firm.  All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.  Our board of directors has considered the nature and amount of fees billed by HMAC and MaloneBailey and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:
Report of Independent Registered Public Accounting Firm – MaloneBailey, LLP
Balance Sheets as of December 31, 2015 (Successor) and December 31, 2014 (Predecessor)
Statements of Operations for the nine months ended December 31, 2015 (Successor), the three months ended March 31, 2015 (Predecessor), and the year ended December 31, 2014 (Predecessor)
Statements of Changes in Members' Capital and Stockholders' Equity (Deficit) for the for the nine months ended December 31, 2015 (Successor), the three months ended March 31, 2015 (Predecessor), and the year ended December 31, 2014 (Predecessor)

Statements of Cash Flows for the for the nine months ended December 31, 2015 (Successor), the three months ended March 31, 2015 (Predecessor), and the year ended December 31, 2014 (Predecessor)

Exhibits required by Regulation S-K

Exhibit Number	Description

10.1	Asset Purchase Agreement dated October 1, 2015 with AMBREW, LLC

31.1*	Certification of Chief Executive Officer pursuant to Section 302

31.2*	Certification of Chief Financial Officer pursuant to Section 302

32.1*	Certification of Chief Executive Officer pursuant to Section 906

32.2*	Certification of Chief Financial Officer pursuant to Section 906

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Brent Willis
Brent Willis
Interim Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer)
Date: April 5, 2016

By: /s/ Julie Anderson
Julie Anderson
Vice-President and Director (Principal Financial Officer and Principal Accounting Officer)
Date: April 5, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brent Willis
Brent Willis
Interim Chief Executive Officer
Date: April 5, 2016

By: /s/ Neil Fallon
Neil Fallon
Executive Chairman
Date: April 5, 2016

By: /s/ Julie Anderson
Julie Anderson
Director
Date: April 5, 2016

By: /s/ Simon Majumdar
Simon Majumdar
Director
Date: April 5, 2016

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN BREWING COMPANY, INC.
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
American Brewing Company, Inc.
Torrance, California

We have audited the accompanying balance sheets of American Brewing Company, Inc. (the "Company") as of December 31, 2015 (Successor) and of B&R Liquid Adventure, LLC as of December 31, 2014 (Predecessor), and the related statements of operations, members' capital and stockholders' equity (deficit), and cash flows for each of the years ended December 31, 2015 and 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Brewing Company, Inc. as of December 31, 2015 and of B&R Liquid Adventure, LLC (Predecessor) as of December 31, 2014, and the results of their operations and their cash flows for each of the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had an accumulated deficit at December 31, 2015, recurring net losses, and a working capital deficit at December 31, 2015, which raises substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 5, 2016

AMERICAN BREWING COMPANY, INC.
BALANCE SHEETS

	December 31, 2015	December 31, 2014
	Successor	Predecessor
ASSETS
CURRENT ASSETS:
Cash	$43,856	$125,312
Accounts receivable, net of allowance for doubtful accounts of zero and $13,638, respectively	259,619	254,705
Inventories	196,220	286,070
Prepaid expenses and other current assets	26,264	13,865
Total current assets	525,959	679,952

Property and equipment, net of accumulated depreciation of $10,215 and $36,541, respectively	66,336	65,453
Customer ~~r~~elationships, net of accumulate amortization of $62,500 and zero, respectively	187,500	-
Goodwill	389,014	-
Total assets	$1,168,809	$745,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$282,845	$616,719
Current portion of notes payable and capital leases, net of unamortized discounts	-	3,689
Convertible notes payable to related parties	-	120,000
Factoring payable	110,663	-
Accrued expenses and other current liabilities	177,589	106,899
Reserve for legal settlement	-	342,924
Total current liabilities	571,097	1,190,231

Note payable and capital leases, less current portion, net of unamortized discounts of $121,069 and zero	78,931	-
Related party debt, less currrent portion, net of unamortized discounts of $36,331 and zero	23,669	-
Total liabilities	673,697	$1,190,231

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 15,435,651 shares issued and outstanding	15,436	-
Members' equity, no par value, 40,000,000 shares authorized; 1,366,042 shares issued and outstanding	-	(35,000)
Series A Preferred stock, $0.001 par value: 250,000 shares authorized, 250,000 shares issued and outstanding	250	-
Series B Preferred stock, $0.001 par value: 300,000 shares authorized, 254,807 shares issued and outstanding	255	-
Series A Preferred stock, no par value: 8,000,000 shares authorized, 6,205,558 shares issued and outstanding	-	4,327,628
Additional paid-in capital	3,811,049	126,328
Accumulated deficit	(3,331,878)	(4,863,782)
Total stockholders' equity	495,112	(444,826)
Total liabilities and stockholders' equity	$1,168,809	$745,405

See accompanying notes which are an integral part of these financial statements.

AMERICAN BREWING COMPANY, INC.
STATEMENTS OF OPERATIONS

	Nine Months	Three Months
	Ended	Ended	Year Ended
	December 31, 2015	March 31, 2015	December 31, 2014
	Successor	Predecessor	Predecessor

REVENUES	$1,844,889	$576,863	$2,789,936
Less: Cost of Goods Sold	1,606,141	402,235	1,911,932

GROSS PROFIT	238,748	174,628	878,004

OPERATING EXPENSES:
Advertising, promotion and selling	209,109	51,516	578,970
General and administrative	1,065,954	145,469	595,199
Gain on forgiveness of accrued payroll	(500,000)	-	-
Legal and professional	225,390	47,371	470,193
Total operating expenses	1,000,453	244,356	1,644,362

LOSS FROM OPERATIONS	(761,705)	(69,728)	(766,358)

OTHER INCOME (EXPENSE):
Interest expense	(138,988)	(2,294)	(125,169)
Interest income	1	-	92
Total other income (expense)	(138,987)	(2,294)	(125,077)

LOSS FROM CONTINUING OPERATIONS	(900,692)	(72,022)	(891,435)

Loss on sale of discontinued operations	(256,773)	-	-
Income from discontinued operations	126,154	-	-

NET LOSS	$(1,031,311)	$(72,022)	$(891,435)

NET LOSS PER SHARE - BASIC AND DILUTED:
Continuing operations	$(0.06)
Discontinued operations	(0.01)
Net loss	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,403,925

See accompanying notes which are an integral part of these financial statements.

AMERICAN BREWING COMPANY, INC.
STATEMENT OF MEMBERS' CAPITAL AND STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2014 and 2015

	Common stock		Series A Preferred Capital		Series B Preferred Capital		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

PREDECESSOR
Balance at December 31, 2013	1,366,042	$(35,000)	6,183,516	$4,311,096	-	$-	$6,328	$(3,972,347)	$310,077

Debt discount due to beneficial conversion feature	-	-	-	-	-	-	120,000	-	120,000
Series A Preferred stock issued for accounts payable	-	-	22,042	16,532	-	-	-	-	16,532
Net loss	-	-	-	-	-	-	-	(891,435)	(891,435)
Balance at December 31, 2014	1,366,042	(35,000)	6,205,558	4,327,628	-	-	126,328	(4,863,782)	(444,826)

Net loss	-	-	-	-	-	-	-	(72,022)	(72,022)
Balance at March 31, 2015	1,366,042	$(35,000)	6,205,558	$4,327,628	-	$-	$126,328	$(4,935,804)	$(516,848)

SUCCESSOR
Balance at April 1, 2015	13,045,220	13,046	250,000	250	229,807	230	2,916,184	(2,300,567)	629,143

Common stock issued in B&R acquisition	1,479,290	1,479	-	-	-	-	498,521	-	500,000
Common stock issued for cash	204,000	204	-	-	-	-	60,996	-	61,200
Series B Preferred stock issued for cash	-	-	-	-	25,000	25	24,975	-	25,000
Common stock issued for services	707,141	707	-	-	-	-	310,373	-	311,080
Net loss	-	-	-	-	-	-	-	(1,031,311)	(1,031,311)
Balance at December 31, 2015	15,435,651	$15,436	250,000	$250	254,807	$255	$3,811,049	$(3,331,878)	$495,112

See accompanying notes which are an integral part of these financial statements.

AMERICAN BREWING COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Nine months	Three months
	ended	ended	Year ended
	December 31, 2015	March 31, 2015	December 31, 2014
	Successor	Predecessor	Predecessor

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,031,311)	$(72,022)	$(891,435)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	10,215	5,100	19,926
Depreciation expense from discontinued operations	115,441	-	-
Amortization of debt discounts	68,466	-	120,000
Amortization of customer ~~r~~elationships	62,500	-	-
Bad debt expense	-	-	13,638
Gain on forgiveness of accrued payroll	(500,000)	-	-
Common stock issued for services	311,080	-	-
Loss on sale of discontinued operations	256,773	-	-
Changes in operating assets and liabilities:
Accounts receivable	(272,175)	(23,277)	99,810
Inventories	100,419	105,419	16,165
Prepaid expenses and other current assets	58,271	5,695	(5,695)
Accounts payable	142,307	(5,158)	153,241
Accrued expenses and other current liabilities	44,032	3,473	(6,394)
Reserve for legal settlement	-	5,100	212,224
Net cash (used in) provided by operating activities	(633,982)	24,330	(268,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,951)	(11,688)	(4,929)
Purchases of property and equipment in discontinued operations	(1,050)	-	-
Cash received for sale of discontinued operations	395,650	-	-
Repayment of note issued for acquisition of assets of B&R Liquid Adventure	(140,000)	-	-
Acquisition of assets of B&R Liquid Adventure	(260,000)	-	-
Net cash used in investment activities	(28,351)	(11,688)	(4,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible notes payable to related parties	-	-	120,000
Proceeds from notes payable	288,320	-	-
Net factoring advances	110,663	-	-
Issuance of common stock for cash	61,200	-	-
Issuance of Series B Preferred stock for cash	25,000	-	-
Payments on convertible notes payable to related parties	-	(69,000)	-
Repayment of notes payable to related party	(50,750)	-	-
Repayment of notes payable and capital lease obligations	(186,379)	(1,874)	(7,497)
Net cash provided by (used in) financing activities	248,054	(70,874)	112,503

NET CHANGE IN CASH	(414,279)	(58,232)	(160,946)
CASH AT BEGINNING OF PERIOD	458,135	125,312	286,258
CASH AT END OF PERIOD	$43,856	$67,080	$125,312

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$-	$1,861	$5,169
Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt issued for acquisition of B&R Liquid Adventure	$140,000	$-	$-
Common stock issued for acquisition of B&R Liquid Adventure	$500,000	$-	$-
Preferred stock issued for settlement of accounts payable	$-	$-	$16,532
Debt discount from beneficial conversion feature	$-	$-	$120,000

See accompanying notes which are an integral part of these financial statements.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

American Brewing Company, Inc. (the "Company") was formed under the laws of the State of Washington on April 26, 2010.  Through September 30, 2015, the Company was a micro-brewing company and also manufactured and sold búcha® Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  The Company acquired the búcha® Live Kombucha brand and the assets related to the production and sale of it pursuant to an agreement dated April 1, 2015 (see Note 4).  The búcha® Live Kombucha brand is distributed in major health and grocery chains throughout North America.

On October 1, 2015 (the "Closing Date"), the Company entered into an Asset Purchase Agreement (the "APA") whereby the Company sold its assets and various liabilities related to its brewery and micro-brewing operations to AMBREW, LLC, a Washington limited liability company ("AMBREW").  On the closing date, the parties executed all documents related to the transaction.  Under the terms of the APA, the assets sold consisted of accounts receivable, inventories, prepaid assets and property and equipment.  The liabilities consisted of brewing-related contracts held by the Company, liabilities related to inventory as well as lease obligations.  The Company recognized the sale of its brewery and micro-brewing operations as a discontinued operation, in accordance with ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (See Note 3).

Since October 1, 2015, the Company is focusing exclusively on its búcha® Live Kombucha business, which produces a gluten-free, organic certified sparkling kombucha tea.

Basis of Presentation

The accompanying financial statements have been presented on a comparative basis.  For periods after the acquisition of the búcha® Live Kombucha brand (see Note 4), the Company is referred to as the Successor and its results of operations combines the brewery operations and the kombucha tea operations.  For periods prior to the acquisition of the búcha® Live Kombucha brand, the Company is referred to as the Predecessor and its results of operations includes only the búcha® Live Kombucha operations.  A black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these two periods.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had an accumulated deficit of $3,331,878 and $4,863,782 as of as of December 31, 2015 (Successor) and December 31, 2014 (Predecessor), respectively, had net losses of $1,031,311, $72,022 and $891,435 for the nine months ended December 31, 2015 (Successor), for the three months ended March 31, 2015 (Predecessor) and for the year ended 2014 (Predecessor), respectively, and had negative working capital of $45,138 as of December 31, 2015.  These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is attempting to increase sales and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations.  If the Company is unable to obtain additional financing through the issuance of debt or equity, the Company may be unable to continue as a going concern.  While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company's financial statements.  These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The more significant estimates and assumptions made by management include allowance for doubtful accounts, inventory valuation, provision for excess or expired inventory, depreciation of property and equipment, realizability of long-lived assets and fair market value of equity instruments issued for goods or services.  The current economic environment has increased the degree and uncertainty inherent in these estimates and assumptions.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2015 (Successor) and December 31, 2014 (Predecessor) included cash on-hand.  Cash equivalents are considered all accounts with an original maturity date within 90 days.

Accounts Receivable and Allowance for Doubtful Accounts

The Company's accounts receivable primarily consists of trade receivables.  The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management's estimate of future potential recoverability.  Receivables are written off against the allowance after all attempts to collect a receivable have failed.  The Company's allowance for doubtful accounts was zero as of December 31, 2015 (Successor) and $13,638 as of December 31, 2014 (Predecessor).

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables.  The Company places its cash with high credit quality financial institutions.  At times such amounts may exceed federally insured limits.

Receivables arising from sales of the Company's products are not collateralized. As of December 31, 2015 (Successor), three customers represented approximately 92.8% (59.0%, 22.9% and 10.9%) of accounts receivable.  As of December 31, 2014 (Predecessor), four customers represented approximately 75.1% (25.4%, 24.0%, 13.5% and 12.1%) of accounts receivable.

For the nine months ended December 31, 2015 (Successor), three customers represented approximately 75.6% (32.7%, 24.2% and 18.6%) of total revenue.  For the three months ended March 31, 2015 (Predecessor), three customers represented approximately 85.6% (30.2%, 29.4% and 26.0%) of total revenue.  For the year ended December 31, 2014 (Predecessor), four customers represented approximately 84.5% (28.1%, 18.9%, 18.9% and 18.6%) of revenue.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and shareholder loans.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Accounting for Derivative Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity's Own Equity.  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.  The Company determined that none of its financial instruments meet the criteria for derivative accounting as of December 31, 2015 (Successor) and December 31, 2014 (Predecessor).

Beneficial Conversion Features

The Company has from time to time issued convertible notes that may have conversion prices that create an embedded pursuant to accounting guidance.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Accounts Receivable Factoring Arrangement with Recourse

In April 2015, the Company entered into a factoring agreement to sell, with recourse, certain receivables to an unrelated third-party financial institution.  Under the terms of the factoring agreement, the Company receives an advance of 80% of qualified receivables and maximum amount of outstanding advances at any one time will not exceed $500,000.  For the nine months ended December 31, 2015 (Successor), the Company received net advances from the factoring of accounts receivable of $110,663 and recognized factoring interest and fees of $34,069.  The Company pays factoring fees associated with the sale of receivables at the rate of 0.67% of the gross face value of the receivable for every ten-day period or fraction thereof from the date of the advance until the receivable is paid in full.  The outstanding factoring payable as of December 31, 2015 was $110,663.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangibles with indefinite useful lives are not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value.  The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit.  If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required.  Otherwise, goodwill impairment is tested using a two-step approach.

The first step involves comparing the fair value of a company's reporting units to their carrying amount.  If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment.  If the reporting unit's carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any.  The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one.  The implied fair value of the goodwill in this step is compared to the carrying value of goodwill.  If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded.  The Company performed a qualitative assessment and determined there was no impairment of goodwill recognized during 2015.

The Company recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability.  Such intangibles are amortized over their useful lives.  Impairment losses are recognized is the carrying amount of an  intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Share-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718 Compensation—Stock Compensation.  Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period.  The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50.  Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period.  The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the latest fair market price of the Company's common stock for common share issuances.

Inventories and Provision for Excess or Expired Inventory

Inventories consist of tea ingredients, packaging and finished goods and are stated at the lower of cost (first-in, first-out basis) or market value.  Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses on its raw materials.  There was no reserve for obsolescence as of December 31, 2015 (Successor) and December 31, 2014 (Predecessor).

Property and Equipment

Property and equipment consists primarily of brewing equipment and are stated at cost.  Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets, generally five years.  Major renewals and betterments that extend the life of the property are capitalized.  Expenditures for repairs and maintenance are expensed as incurred.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

Long-lived Assets

The Company's long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Through December 31, 2015, the Company had not experienced impairment losses on its long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

Revenue Recognition

The Company's products are distributed in major health and grocery chains throughout North America.  Revenue is recognized upon delivery of goods to the customer.  An allowance for estimated returns is provided at the time of the sale.  In accordance with the guidance in FASB Topic ASC 605, Revenue Recognition, the Company recognizes revenue when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the fee is fixed or determinable, and (d) collectability is reasonable assured.

Cost of Goods Sold

Cost of goods sold mainly consisted of raw material costs, packaging costs, direct labor and certain overhead allocated costs.  Costs are recognized when the related revenue is recorded.  Shipping and handling costs for all wholesale sales transactions are billed to the customer and are included in costs of goods sold for all periods presented.

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

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

Income Taxes

Successor

The Company uses the liability method of accounting for income taxes under the asset and liability method prescribed under ASC 740, Income Taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.  For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of December 31, 2015, the Company had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal tax examinations nor has it had any federal income tax penalties since its inception.

Predecessor

The Predecessor is a limited liability corporation and is classified as a partnership for income tax purposes.  The Predecessor profits and losses are reportable by the members on their respective income tax returns.  Accordingly, no provision for income taxes has been reflected in these financial statements.  The Predecessor has no unrecognized tax benefits as of December 31, 2014.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding.  Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive.  As the Company incurred net losses for the years ended December 31, 2015 (Successor) and 2014 (Predecessor), no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.  Therefore, basic and dilutive net income (loss) per share were the same.  If the Company had net income, potential dilutive securities consists of warrants to purchase 1,127,000 and 875,042 shares of common stock as of December 31, 2015 (Successor) and December 31, 2014 (Predecessor), respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – DISCONTINUED OPERATIONS – BREWERY AND MICRO-BREWING OPERATIONS

On October 1, 2015 (the "Closing Date"), the Company entered into an APA whereby it sold its assets and various liabilities related to its brewery and micro-brewing operations to AMBREW (the "Sale".)  On the Closing Date, the parties executed all documents related to the Sale.  Under the terms of the APA, the assets sold consisted of accounts receivable, inventories, prepaid assets and property and equipment.  The liabilities consisted of brewing-related contracts held by the Company, liabilities related to inventory as well as lease obligations.  The Sale price was paid in cash of $395,650 and assumed debt owed to a third party related to three equipment financing agreements and various capital lease arrangements (See Note 8.)

The Sale is subject to customary closing conditions, namely that the Washington State Liquor and Cannabis Board ("WSLCB") shall have approved AMBREW's assumption of the Company's WSLCB license and issued a corresponding license in AMBREW's name to operate the assets of the business from and after the Closing Date (the "WSLCB Condition").  The parties intend, to the maximum extent possible, provided that the conditions to Sale have occurred, including specifically the WSLCB Condition, that the benefits and obligations of ownership and operation of the assets of the business shall accrue to AMBREW beginning as of the Closing Date.  As of April 5, 2016, the date these financial statements were available to be issued, the WSLCB has not issued a license to AMBREW.

The Company recognized the sale of its brewery and micro-brewing operations as a discontinued operation, in accordance with ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."

Assets and Liabilities of Discontinued Operations

The following table provides the details of the assets and liabilities of our discontinued brewery and micro-brewing operations as of the Closing Date:

October 1, 2015
Assets of discontinued operations:
Current:
Accounts receivable	$62,588
Inventories	85,493
Prepaid expenses and other current assets	11,588
Noncurrent:
Property and equipment	869,118
Other assets	12,816
Total assets of discontinued operations	$1,041,603

Liabilities of discontinued operations:
Current:
Accounts payable	$18,907
Accrued expenses and other current liabilities	46,874
Current portion of notes payable and capital leases	93,953
Noncurrent:
Noncurrent portion of notes payable and capital leases	229,446
Total liabilities of discontinued operations	$389,180

Net assets sold	$652,423
Cash received	395,650
Loss on sale of discontinued operations	$256,773

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

Income and Expense of Discontinued Operations

The following table provides income and expense of discontinued operations for the nine months ended December 31, 2015 (Successor), the three months ended March 31, 2015 (Predecessor), and the year ended December 31, 2014 (Predecessor), respectively:

	Nine Months	Three Months	Year
	Ended	Ended	Ended
	December 31, 2015	March 31, 2015	December 31, 2014
	Successor	Predecessor	Predecessor

Revenue	$510,216	$-	$-
Less: Cost of Goods Sold	366,852	-	-
Gross Profit	143,364	-	-

Other expenses	7,660	-	-
Interest expense	9,550	-	-
Income from discontinued operations	$126,154	$-	$-

NOTE 4 – ACQUISITION OF ASSETS OF B&R LIQUID ADVENTURE, LLC

On April 1, 2015, the Company acquired substantially all of the operating assets of B&R Liquid Adventure, LLC, a California Limited Liability Company ("B&R") (the "Acquisition").  B&R is engaged in the manufacture of búcha® Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  On April 1, 2015, the parties executed all documents related to the Acquisition.  Upon the closing of the Acquisition, the Company received substantially all of the operating assets of B&R, consisting of inventory, fixed assets and intellectual property.

Kombucha, a fermented, probiotic tea beverage, offers a myriad of health benefits.  With the acquisition of the búcha® Live Kombucha brand, which features eight flavors, the Company plans to leverage its beer-making expertise to expand distribution in major health and grocery chains throughout North America.

The purchase price of the operating assets of B&R was a cash payment of $260,000, a secured promissory note in an amount of $140,000 and the issuance 1,479,290 shares of common stock valued at $500,000.  In addition, the Company assumed $121,416 of scheduled liabilities.

The 1,479,290 shares of common stock were issued with "Price Protection" for a period of 18 months, meaning that on the date that is 18 months from the date of the Acquisition, if the market value of the common stock issued pursuant to the Acquisition is less than $500,000, the Company shall issue additional shares so the aggregate amount of shares held by B&R is equal to a market value of $500,000 based on the average closing bid price of the common stock for the five days prior thereto.  The Company determined the fair value of the 1,479,290 shares issued as of December 31, 2015 to be higher than $500,000, and thus no additional shares were due as of December 31, 2015.

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

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

Total Purchase Consideration:
Cash	$260,000
Notes payable	140,000
Common stock issued	500,000
$900,000

The following table summarizes the estimated fair values of the tangible and intangible assets acquired as of the date of acquisition:

Net assets acquired:
Inventories	$328,802
Customer relationships	250,000
Property and equipment, net	53,600
Assumption of scheduled liabilities	(121,416)
510,986
Goodwill	$389,014

Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.  In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present.  The Company performed a qualitative assessment and determined there was no impairment of goodwill recognized during 2015.

NOTE 5 – INVENTORIES

Inventories consist of brewing materials, tea ingredients, bulk packaging and finished goods.  The cost elements of work in process and finished goods inventory consist of raw materials and direct labor.  Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses on its raw materials.  Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market.

Inventories consisted of the following as of:

	December 31, 2015	December 31, 2014
	Successor	Predecessor

Raw materials	$46,928	$83,892
Work-in-process	5,798	-
Finished goods	143,494	202,178
	$196,220	$286,070

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – CUSTOMER RELATIONSHIPS

Customer relationships consisted of the following as of:

	December 31, 2015	December 31, 2014
	Successor	Predecessor

Customer relationships	$250,000	$-
Less: accumulated amortization	(62,500)	-
	$187,500	$-

Customer relationships were evaluated as part of the tangible and intangible assets acquired in the Acquisition (see Note 4) and recorded at their fair market value.  Amortization expense is computed on a straight-line basis of three years determined to be the useful life.  Amortization expense was $62,500, zero and zero for the nine months ended December 31, 2015 (Successor), the three months ended March 31, 2015 (Predecessor), and the year ended December 31, 2014 (Predecessor), respectively.  Amortization expense is classified as cost of goods sold in the statements of operations.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2015	December 31, 2014
	Successor	Predecessor

Property and equipment	$76,551	$101,994
Less: accumulated depreciation	(10,215)	(36,541)
	$66,336	$65,453

Depreciation expense is computed on the basis of three to five year useful lives for all property and equipment.  Depreciation expense from continuing operations was $10,215, $5,100 and $19,926 for the nine months ended December 31, 2015 (Successor), the three months ended March 31, 2015 (Predecessor), and the year ended December 31, 2014 (Predecessor), respectively.  Depreciation expense is classified as cost of goods sold in the statements of operations.  Depreciation expense from discontinued operations was $115,441 for the nine months ended December 31, 2015 (Successor).

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consisted of the following as of:

	December 31, 2015	December 31, 2014
	Successor	Predecessor

Notes payable, net of unamortized discounts of $121,069 and zero	$78,931	$-
Capital lease obligations (Predecessor)	-	3,689
	78,931	3,689
Less: current portion	-	(3,689)
Long-term portion, net of unamortized discounts of $121,069 and zero	$78,931	$-

In March 2015, the Company entered into two 60-day promissory notes for cash proceeds of $50,000 each.  Each note has a 1.5% loan fee and bears an interest rate of 8% per annum.  The loan fees resulted in aggregate discounts to the notes of $2,250.  The notes also included an equity payment totaling 30,000 shares of common stock that were issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value.  The relative fair value of the stock was determined to be $9,020 and it was recorded as a debt discount.  The two notes were fully paid off during the nine months ended December 31, 2015.

In March 2015, the Company borrowed $200,000 used for the Acquisition (see Note 4).  The note bears interest at 10% per annum and is due and payable beginning December 31, 2015 maturing on March 31, 2020.  Payments of interest are required quarterly.  Should the Company be successful in raising $2,000,000 or more in funding, then the entire balance of the note will be due immediately.  The note was issued in conjunction with an equity payment totaling 176,734 shares of Series B preferred stock that was issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value.  The relative fair value of the stock was determined to be $142,434 and was recorded as a debt discount.  The discount will be amortized over the life of the loans to interest expense.  As of December 31, 2015, no payment has been made on this note and the remaining balance of this note is $200,000 ($78,931, net of the unamortized discount.)

On April 1, 2015, a promissory note in an amount of $140,000 was issued pursuant to the Acquisition (see Note 4).  The note bears interest at 10% per annum and it matured on June 30, 2015.  The note was fully paid off and the balance as of December 31, 2015 is zero.

In April 2015, the Company borrowed $50,000 under a 90-day promissory note.  The note bears interest at 3% per month and was due on July 21, 2015.  The note was fully paid off and the balance as of December 31, 2015 is zero.

Aggregate amortization of debt discounts on third party and related party debt was $68,466 during the nine months ended December 31, 2015.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

Obligations under Capital Leases (Predecessor)

In January 2013, the Predecessor entered into a lease agreement for the purchase of an Alcolyzer, a highly accurate analysis system which determines the alcohol content of its Kombucha products.  The lease is for 24 months and requires monthly payments of $701, plus sales tax.  The Predecessor paid a down payment on the equipment lease of $4,957.  The lease is secured by the underlying leased asset.  This arrangement was accounted for as a capital lease and capitalized the asset at $23,900. As of December 31, 2014, the outstanding balance under this capital lease was $3,689.

Notes payable and capitalized leases of discontinued operations

As discussed in Note 3, the Company sold its assets related to its brewery and micro-brewing operations.  The Sale price was paid in cash of $395,650 and assumed debt owed to a third party related to three equipment financing agreements and various capital lease arrangements as described:

•	an Equipment Financing Agreement dated January 2015 for $124,322. The note required 48 monthly payments of $3,218 each of which include $628 in interest.

•	an Equipment Financing Agreement dated June 2015 for $125,000. The note required 48 monthly payments of $3,236 each of which include $632 in interest.

•	an Equipment Financing Agreement dated June 2015 for $113,320. The note required 48 monthly payments of $2,934 each of which include $573 in interest.

•	various capital lease agreements ranging from two to three years with interest rates ranging from 5% to 6%.

NOTE 9 – RELATED PARTY DEBT AND TRANSACTIONS

Related party debt consisted of the following as of:

	December 31,	December 31,
	2015	2014
	Successor	Predecessor

Related party debt, net of unamortized discounts of $36,331 and zero	$23,669	$-
Promissory notes payable, convertible, interest at 10% per annum. Due on December 10, 2014 (Predecessor)	-	120,000
	23,669	120,000
Less: current portion	-	(120,000)
Long-term portion, net of unamortized discounts of $121,069 and zero	$23,669	$-

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

In March 2015, the Company entered into a 60 day-promissory note for cash proceeds of $50,000 with a member of management.  The note has a 1.5% loan fee and bears an interest rate of 8% per annum.  The loan fee resulted in a discount to the note of $750.  The note also included an equity payment of 200,000 shares of common stock that were issued with the debt.  The Company has allocated the loan proceed among the debt and the stock based upon relative fair value.  The relative fair value of the stock was determined to be $29,420 and it was recorded as a debt discount.  The note was fully paid off during the nine months ended December 31, 2015.

In March 2015, the Company borrowed $60,000 from a member of management used for the Acquisition (see Note 4).  The note bears interest at 10% per annum and is due and payable beginning June 30, 2015 maturing on March 31, 2020.  Payments of interest are required quarterly.  Should the Company be successful in raising $2,000,000 or more in funding the entire balance of the note will be due immediately.  The note was issued in conjunction with an equity payment totaling 53,073 shares of Series B preferred stock that was issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value.  The relative fair value of the stock was determined to be $42,742 and was recorded as a debt discount.  The discount will be amortized over the life of the loans to interest expense.  As of December 31, 2015, no payment has been made on this note and the remaining balance of this note is $60,000 ($23,669, net of the unamortized discount.)

Convertible Notes Payable to Related Parties (Predecessor)

On September 10, 2014, in connection with new funding of $120,000, the Predecessor issued four promissory notes in the amounts of $50,000, $50,000, $10,000 and $10,000 to related party shareholders and officers of the Company.  The promissory notes are unsecured, convertible, bear interest at 10% per annum and are due on or before December 10, 2014.  The promissory notes are outstanding as of December 31, 2014 and are in default, bearing default interest at 15% per annum, or the maximum interest rate allowed by law if less.  At any time before or at maturity, the lender shall have the right to convert the promissory note, including principal and unpaid interest, into shares of Series A Preferred of Predecessor stock at $0.375 per share.

In accordance with accounting guidance for beneficial conversion features, the Predecessor recorded a debt discount of $120,000, with a corresponding amount to additional paid-in capital, representing the intrinsic value of the beneficial conversion features.  The entire debt discount was amortized to interest expense during the year ended December 31, 2014.

Accrued Officer Compensation and Gain on Forgiveness of Accrued Payroll

In April 2015, the Company and two officers agreed to forgive $500,000 of the $600,000 in accrued officer compensation.  This resulted in the Company recognizing a gain of $500,000 on forgiveness of accrued payroll during the nine months ended December 31, 2015.  No payments have been made on the remaining balance of $100,000, which is recorded as an accrued liability on the accompanying balance sheet as of December 31, 2015.

For the nine months ended December 31, 2015, the Company recorded an expense of approximately $10,800 for company-related expenses incurred on an officer's personal credit card.  This amount was paid in full on October 5, 2015 from the proceeds from the sale of the brewery and micro-brewing operations.  The Company had previously been making monthly installment payments of $1,000 on this credit card.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – RESERVE FOR LEGAL SETTLEMENT (PREDECESSOR)

The reserve for legal settlement consisted of the following as of:

	December 31, 2015	December 31, 2014
	Successor	Predecessor

Award of attorneys' fees	$-	$316,545
Accrued interest to December 31, 2014		26,379
	$-	$342,924

In May 2012, the Predecessor got in a dispute with Devil's Canyon Brewery ("DCB") over damage allegedly caused by the Predecessor to certain brewing tanks and related premises damage arising out of the Predecessor's use of DBC's facilities for brewing of its products.  The Predecessor's insurance carrier paid for certain repairs which DCB subsequently contended were insufficient.  Dissatisfied with the repairs, in September 2012, DCB filed a lawsuit against the Predecessor.  The Predecessor vigorously defended the action while concurrently seeking to settle the action.  Mediation and settlement conferences were unsuccessful and a jury trial commenced in October 2013.  The jury found in favor of DCB's breach of contract claims and awarded damages in the amount of $130,700, which is recorded as reserve for legal settlement on the accompanying balance sheet as of December 31, 2013.  The Predecessor's insurance carrier subsequently paid what it contended was its policy limits of $113,700 and the Predecessor paid the balance of the judgment in January 2014.

In December 2013, DCB filed a motion for attorneys' fees seeking approximately $355,000.  In January 2014, the Predecessor filed its own motion seeking approximately $234,000 in attorneys' fees contending that it should be designated the prevailing party in this action.  In March 2014, the court denied the Predecessor's motion for attorneys' fees and granted DCB's motion for approximately $268,000, which the court later modified increasing the award in favor of DCB to $316,545.  The Predecessor appealed to the court and the appeal remained pending as of December 31, 2014.

During the three months ended March 31, 2015, the parties settled the case with the Predecessor agreeing to pay $275,000 in full and final settlement of the case.  The Predecessor is indebted to its attorney for fees and costs in the amount of approximately $182,000 as of December 31, 2014, which is recorded as accounts payable on the accompanying balance sheets.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – MEMBERS' CAPITAL (PREDECESSOR)

Members' Capital Accounts

The Predecessor's LLC Operating Agreement provides for the issuance of common stock and Class A shares.  Members' capital accounts include the members' initial investment and allocated profit and losses incurred to date.  As of December 31, 2014, the number of shares of common and Series A Preferred stock outstanding may not exceed 40,000,000 and 8,000,000, respectively.

Common Stock

During the three months ended March 31, 2015 (Predecessor) and during the year ended December 31, 2014 (Predecessor), there were no new issuances of shares of common stock.

Series A Preferred Stock

During the three months ended March 31, 2015 (Predecessor), there were no new issuances of shares of Series A Preferred stock, and during the year ended December 31, 2014 (Predecessor), there was 22,042 shares of Series A Preferred stock issued in settlement of trade accounts payable totaling $16,532.

NOTE 12 – STOCKHOLDER'S EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, each having a par value of $0.001, with voting, distribution, dividend and redemption rights, and liquidation preferences and conversions as designated by the board of directors.

The board of directors has designated 250,000 shares as Series A Preferred stock, par value $.001 per share ("Series A Preferred").  Each share of Series A Preferred shall have 500 votes for any election or other vote placed before the shareholders of the Company.  As of December 31, 2015, 250,000 shares of Series A Preferred are issued and outstanding.

The board of directors has designated 300,000 shares as Series B Preferred stock, par value $.001 per shares ("Series B Preferred").  The Series B Preferred is non-voting, not eligible for dividends and ranks equal to common stock and below Series A preferred stock.  Each share of Series B Preferred has a conversion rate into eight shares of common stock.  During the nine months ended December 31, 2015, the Company sold 25,000 shares of Series B Preferred for $25,000 cash.  As of December 31, 2015, 254,807 shares of Series B Preferred are issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

Common stock issued in B&R Acquisition

During the nine months ended December 31, 2015 (Successor), 1,479,290 shares of common stock were issued pursuant to the Acquisition (see Note 4).  The Company estimated the fair market value to be $0.338 per share at the time of issuance.  These shares were issued with "Price Protection" for a period of 18 months.  If the market value of the common stock issued pursuant to the Acquisition is less than $500,000, the Company shall issue additional shares so the aggregate amount of shares issued in the Acquisition is equal to a market value of $500,000 based on the average closing bid price of the common stock for the five days prior thereto.

Common stock issued for cash

During the nine months ended December 31, 2015 (Successor), 204,000 shares of common stock were sold to three investors for cash proceeds of $61,200, or $.30 per share, under a private placement offering (the "Offering").  The Offering provided for the issuance warrants to purchase 50% of the number of shares subscribed for, at a price of $.50 per share, expiring one year from the investment.  A total of 102,000 warrants were issued and expire between April 13 and June 10, 2016 (see Note 13).

Common stock issued for services

During the nine months ended December 31, 2015 (Successor), 707,141 shares of common stock were issued to employees and consultants in connection with services rendered as follows:

•	52,000 shares were issued to employees for services rendered. The Company determine the fair market value (FMV) to be $0.44 per share at the time of issuance and recorded an expense of $22,880.

•	85,714 shares were issued to employee pursuant to an employment contract whereby the employee would be granted shares valued at $30,000. The Company determined the FMV to be $0.35 per share at the time of issuance and recorded an expense of $30,000.

•	64,427 shares were issued to employee pursuant to an employment contract whereby the employee would be granted shares equal to $6,500 at the end of each quarter effective with the three months ending March 31, 2015. The Company determined the per share FMV to be $0.35 as of March 31, $0.46 as of June 30, $0.42 as of September 30 and $.40 as of December 31. Accordingly, the employee received 18,571, 14,130. 15,476 and 16,250 shares of common stock, respectively, and the Company recorded an expense of $26,000.

•	5,000 shares were issued to Stonefield Fund for services rendered. The Company determined the FMV to be $0.44 per share at the time of issuance and recorded an expense of $2,200.

•	500,000 shares were issued to LP Funding, LLC for services rendered. The Company determined the FMV to be $0.46 per share at the time of issuance and recorded an expense of $230,000.

As of December 31, 2015, 15,435,651 shares of common stock are issued and outstanding.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 13 – COMMON STOCK WARRANTS

Successor

As of December 31, 2015, the Company had warrants to purchase 1,127,000 shares of common stock outstanding, with exercise prices between $0.50 and $1.00 and expiration dates between September 2016 and October 2019.  A summary of common stock warrants activity for the nine months ended December 31, 2015 is as follows:

		Weighted Average
	Number	Exercise Price

Warrants outstanding March 31, 2015	1,025,000	$0.99
Granted	102,000	0.50
Exercised	-	-
Forfeited	-	-
Warrants outstanding December 31, 2015	1,127,000	$0.94
Warrants exercisable as of December 31, 2015	1,127,000	$0.94

Predecessor

Common Stock Options

A summary of stock option activity for the three months ended March 31, 2015 (Predecessor) and the year ended December 31, 2014 (Predecessor) is as follows:

	Number	Weighted Average Exercise price

Options outstanding December 31, 2013	875,042	$.16
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding December 31, 2014	875,042	$.16
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding March 31, 2015	875,042	$.16
Options exercisable March 31, 2015	468,792	$.16

As of March 31, 2015 and December 31, 2014, the range of exercise prices of the outstanding options was $0.05 to $.25 per share.  Of the total options outstanding, 375,042 options were granted at $0.05 per share and are fully vested as of December 31, 2014 and 500,000 options were granted at $.25 per share with a vesting rate of 6.25% per quarter from July 14, 2014.  The relative fair value of the options was determined to be nominal.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

Common Stock Warrants

A summary of stock option warrants activity for the three months ended March 31, 2015 (Predecessor) and the year ended December 31, 2014 (Predecessor) is as follows:
		Weighted Average
	Number	Exercise price

Warrants outstanding December 31, 2013	-	$-
Granted	60,000	-
Exercised	-	-
Forfeited	-	-
Warrants outstanding December 31, 2014	60,000	$-
Granted	-	-
Exercised	-
Forfeited	-	-
Warrants outstanding March 31, 2015	60,000	$-
Warrants exercisable March 31, 2015	60,000	$-

During the year ended December 31, 2014, the Predecessor issued an aggregate of 60,000 common stock warrants to purchase shares of common stock at $0.01 in connection with borrowings from related party shareholders and officers of the Predecessor. The relative fair value of the common stock warrants was determined to be nominal.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matter (Predecessor)

As discussed in Note 10, during the year ended December 31, 2014, the Predecessor was involved in a lawsuit over damage allegedly caused by the Predecessor to certain brewing tanks and related premises damage.  The Predecessor eventually lost on the matter.  During the three months ended March 31, 2015, the parties settled the case with the Predecessor agreeing to pay $275,000 in full and final settlement of the case.

Operating Lease Commitments

Effective April 1, 2015, the Company assumed a facilities lease with a third party for the manufacture of its búcha® Live Kombucha tea.  This lease was executed in August 31, 2013 with a lease term of 31 months, expiring February 29, 2016.  In September 2015, the Company extended the facilities lease for 39 months effective March 1, 2016 and expiring May 31, 2019.  The monthly base rent is $2,795 for first 12 months, $2,879 for next 12 months, $2,965 for next 12 months, and $3.054 for the balance of the term.  Monthly rent payments also include common area maintenance charges, taxes, and other charges.

Future minimum lease payments under this facilities lease are approximately as follows:

2016	$33,622
2017	34,379
2018	35,410
2019	15,093
2020	-
$118,504

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

Rent expense operations was $37,900, $8,250 and $32,800 for the nine months ended December 31, 2015 (Successor), the three months ended March 31, 2015 (Predecessor), and the year ended December 31, 2014 (Predecessor), respectively.

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  There are no such matters that are deemed material to the financial statements as of December 31, 2015.

NOTE 15 – SEGMENT INFORMATION

The Company follows segment reporting in accordance with FASB ASC Topic 280, Segment Reporting.  Prior to October 1, 2015, the Company's brewery operations were classified into two operating segments; "retail," to retail customers through the Company's tasting room located in the greater Seattle, Washington area, and "wholesale," to distributors under various distributor agreements.  Although both segments are involved in the sale and distribution of beer, they serve different customers and are managed separately, requiring specialized expertise.  As discussed in Note 3, on October 1, 2015, the Company sold its assets and various liabilities related to its brewery and micro-brewing operations.  The Company recognized the sale of its brewery and micro-brewing operations as a discontinued operation in the accompanying financial statements.

As discussed in Note 4, effective April 1, 2015, the Company also manufactures and sells búcha® Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  The kombucha tea brand serves different customers and is managed separately, requiring specialized expertise.  Prior to October 1, 2015, the Company also reported it kombucha tea business as an operating segment.  However, with the sale of the Company's brewery and micro-brewing operations, the Company now operates in one segment, that of búcha® Live Kombucha tea business.  Accordingly, no further segment reporting is required as of December 31, 2015 and for the period then ended.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 16 – INCOME TAXES

Successor

The Company net operating loss carry-forwards available to reduce future taxable income. Future tax benefits for these net operating loss carry-forwards are recognized to the extent that realization of these benefits is considered more likely than not.  To the extent that we will not realize a future tax benefit, a valuation allowance is established.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31, 2015
Successor

Net operating loss carry forwards	$728,000
Intangible amortization difference	18,000
Less valuation allowance	(746,000)
Net deferred tax asset	$-

The approximate net operating loss carry forward was $2,079,000 as of December 31, 2015 (Successor) and will start to expire in 2028.

Predecessor

The Predecessor is a limited liability corporation and is classified as a partnership for income tax purposes.  The Predecessor profits and losses are reportable by the members on their respective income tax returns.  Accordingly, no provision for income taxes has been reflected in these financial statements.  The Predecessor has no unrecognized tax benefits as of December 31, 2014 (Predecessor.)

NOTE 17 – SUBSEQUENT EVENTS

Sale of Convertible Promissory Note

On March 19, 2016, the Company entered into a Securities Purchase Agreement with an unaffiliated third party, whereby the Company sold a Convertible Promissory Note in an amount of $200,000.  The purchaser also received a three-year Warrant to purchase 100,000 shares at an exercise price of $0.40 per share.  The Convertible Promissory Note is convertible after 180 days into shares of the Company's common stock at a twenty-five percent (25%) discount to the Volume Weighted Average Price for the five (5) trading days prior to the date of conversion.  The securities were sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) and Section 4(6) under the Securities Act of 1933, as amended.

Management Changes

Effective March 24, 2016, our Chief Executive Officer and President, Neil Fallon, was promoted to serve as Executive Chairman of the board of directors of the Company.  Also on that same date, Brent Willis was appointed to serve as interim Chief Executive Officer, interim Chief Financial Officer, and as a Director of the Company.

Name Change

On March 30, 2016, the board of directors recommended that the Company amend its articles of incorporation to change its name from American Brewing Company, Inc. to Búcha, Inc., and to effect a change to its public stock symbol.  Also on March 30, 2016, the majority shareholders acting by majority consent approved the name change.  The Company intends to file the necessary state and regulatory documents to effect the name change.