Form 10-Q
period 2016-03-31
American Brewing Company, Inc.
filed 2016-05-06
CIK 1579823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________

Commission file number:  333-193725

AMERICAN BREWING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Washington	27-2432263
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3625 Del Amo Boulevard, Suite 385 Torrance, CA	90503
(Address of Principal Executive Offices)	(Zip Code)

(888) 240-9197
(Registrant's telephone number, including area code)

None
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

As of May 6, 2016, there were 15,435,651 shares of registrant's common stock outstanding.

AMERICAN BREWING COMPANY, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN BREWING COMPANY, INC.
BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$151,115	$43,856
Accounts receivable, net of allowance for doubtful accounts of zero and zero, respectively	290,064	259,619
Inventories	222,051	196,220
Prepaid expenses and other current assets	5,562	26,264
Total current assets	668,792	525,959

Property and equipment, net of accumulated depreciation of $14,074 and $10,215, respectively	62,477	66,336
Customer relationships, net of accumulated amortization of $83,333 and $62,500, respectively	166,667	187,500
Goodwill	389,014	389,014
Total assets	$1,286,950	$1,168,809

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$402,100	$282,845
Factoring payable	112,102	110,663
Accrued expenses and other current liabilities	253,401	177,589
Total current liabilities	767,603	571,097

Convertible note payable, net of unamortized discounts of $17,987and $0, respectively	182,013	-
Note payable, net of unamortized discounts of $113,947 and $121,069, respectively	86,053	78,931
Related party debt, net of unamortized discounts of $34,194 and $36,331, respectively	25,806	23,669
Total liabilities	1,061,475	$673,697

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 15,435,651 shares issued and outstanding	15,436	15,436
Series A Preferred stock, $0.001 par value: 250,000 shares authorized, 250,000 shares issued and outstanding	250	250
Series B Preferred stock, $0.001 par value: 300,000 shares authorized, 254,807 shares issued and outstanding	255	255
Additional paid-in capital	3,829,203	3,811,049
Accumulated deficit	(3,619,669)	(3,331,878)
Total stockholders' equity	225,475	495,112
Total liabilities and stockholders' equity	$1,286,950	$1,168,809

See accompanying notes which are an integral part of these unaudited financial statements.

AMERICAN BREWING COMPANY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months	Three months
	ended	ended
	March 31, 2016	March 31, 2015
	Successor	Predecessor

REVENUES	$588,800	$576,863
Less: Cost of Good Sold	499,481	402,235

GROSS PROFIT	89,319	174,628

OPERATING EXPENSES:
Advertising, promotion and selling	96,221	51,516
General and administrative	169,610	145,469
Legal and professional	81,645	47,371
Total operating expenses	347,476	244,356

LOSS FROM OPERATIONS	(258,157)	(69,728)

OTHER INCOME (EXPENSE):
Interest expense	(29,634)	(2,294)
Total other income (expense)	(29,634)	(2,294)

NET LOSS	$(287,791)	$(72,022)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,435,651

See accompanying notes which are an integral part of these unaudited financial statements.

AMERICAN BREWING COMPANY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months	Three months
	ended	ended
	March 31, 2016	March 31, 2015
	Successor	Predecessor

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(287,791)	$(72,022)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,859	5,100
Amortization of customer relationships	20,833	-
Amortization of debt discounts	9,426	-
Changes in operating assets and liabilities:
Accounts receivable	(30,445)	(23,277)
Inventories	(25,831)	105,419
Prepaid expenses and other current assets	20,702	5,695
Accounts payable	119,255	(5,158)
Accrued expenses and other current liabilities	75,812	3,473
Reserve for legal settlement	-	5,100
Net cash (used in) provided by operating activities	(94,180)	24,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(11,688)
Net cash used in investment activities	-	(11,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	200,000	-
Net factoring advances	1,439	-
Payments on convertible notes payable to related parties	-	(69,000)
Repayment of notes payable and capital lease obligations	-	(1,874)
Net cash provided by (used in) financing activities	201,439	(70,874)

NET CHANGE IN CASH	107,259	(58,232)
CASH AT BEGINNING OF PERIOD	43,856	125,312
CASH AT END OF PERIOD	$151,115	$67,080

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$-	$1,861
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued with convertible debt	$18,154	$-

See accompanying notes which are an integral part of these unaudited financial statements.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

American Brewing Company, Inc. (the "Company") was formed under the laws of the State of Washington on April 26, 2010.  Through September 2015, the Company was a micro-brewing company and also manufactured and sold búcha® Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  The Company acquired the búcha® Live Kombucha brand and the assets related to the production and sale of it in April 2015.  The búcha® Live Kombucha brand is distributed in major health and grocery chains throughout North America.

On October 1, 2015, the Company sold its assets and various liabilities related to its brewery and micro-brewing operations.  The assets sold consisted of accounts receivable, inventories, prepaid assets and property and equipment.  The liabilities consisted of brewing-related contracts held by the Company, liabilities related to inventory as well as lease obligations.  The Company recognized the sale of its brewery and micro-brewing operations as a discontinued operation in the year ended December 31, 2015.  Since October 2015, the Company is focusing exclusively on its búcha® Live Kombucha business, which produces a gluten-free, organic certified sparkling kombucha tea.

Name change

On March 30, 2016, the board of directors recommended that the Company amend its articles of incorporation to change its name from American Brewing Company, Inc. to Búcha, Inc., and to effect a change to its public stock symbol.  The majority shareholders acting by majority consent approved the name change.  The Company has filed the necessary state and regulatory documents to effect the name change.

Basis of Presentation

The accompanying unaudited interim financial statements as of March 31, 2016 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 7, 2016.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the Form 10-K have been omitted.

The accompanying financial statements have been presented on a comparative basis.  For periods after the acquisition of the búcha® Live Kombucha brand (since April 1, 2015), our financial results are referred to as Successor.  For periods prior to the acquisition of the búcha® Live Kombucha brand, our financial results are referred to as Predecessor.  Where applicable, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods.

Concentrations

Receivables arising from sales of the Company's products are not collateralized.  As of March 31, 2016, three customers represented approximately 58.1% (35.6%, 12.2% and 10.3%) of accounts receivable and as of December 31, 2015, three customers represented approximately 92.8% (59.0%, 22.9% and 10.9%) of accounts receivable.  For the three months ended March 31, 2016 (Successor), two customers represented approximately 60.2% (42.4% and 17.8%) of revenue.  For the three months ended March 31, 2015 (Predecessor), three customers represented approximately 85.6% (30.2%, 29.4% and 26.0%) of revenue.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Receivable Factoring Arrangement with Recourse

In April 2015, the Company entered into a factoring agreement to sell, with recourse, certain receivables to an unrelated third-party financial institution.  Under the terms of the factoring agreement, the Company receives an advance of 80% of qualified receivables and maximum amount of outstanding advances at any one time will not exceed $500,000.  For the three months ended March 31, 2016 (Successor), the Company received additional net advances from the factoring of accounts receivable of $1,439 and recognized factoring interest and fees of $13,657.  The Company pays factoring fees associated with the sale of receivables at the rate of 0.67% of the gross face value of the receivable for every ten-day period or fraction thereof from the date of the advance until the receivable is paid in full.  The outstanding factoring payable as of March 31, 2016 and December 31, 2015 was $112,102 and $110,663, respectively.

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

Long-lived Assets

Our long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Through March 31, 2016, we had not experienced impairment losses on its long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

NOTE 2 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had an accumulated deficit of $3,619,669 and $3,331,878 as of March 31, 2016 and December 31, 2015, respectively, had net losses of $287,791 and $72,022 for the three months ended March 31, 2016 (Successor), and for the three months ended March 31, 2015 (Predecessor), respectively, and had negative working capital of $98,811 as of March 31, 2016.  These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

While the Company is attempting to increase sales and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations.  During the three months ended March 31, 2016, the Company borrowed $200,000 in the form of a Convertible Promissory Note, which included warrants (See Note 6), however the Company needs additional financing.  If the Company is unable to obtain additional financing through the issuance of debt or equity, the Company may be unable to continue as a going concern.  While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – INVENTORIES

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

Inventories consisted of the following as of:

	March 31, 2016	December 31, 2015
Raw materials	$99,105	$46,928
Work-in-process	20,192	5,798
Finished goods	102,754	143,494
	$222,051	$196,220

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2016	December 31, 2015
Property and equipment	$76,551	$76,551
Less: accumulated depreciation	(14,074)	(10,215)
	$62,477	$66,336

Depreciation expense is computed on the basis of three to five year useful lives for all property and equipment.  Depreciation expense was $3,859 and $5,100 for the three months ended March 31, 2016 (Successor) and the three months ended March 31, 2015 (Predecessor), respectively.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – CUSTOMER RELATIONSHIPS

Customer relationships consisted of the following as of:

	March 31, 2016	December 31, 2015
Customer relationships	$250,000	$250,000
Less: accumulated amortization	(83,333)	(62,500)
	$166,667	$187,500

Customer relationships were evaluated as part of the tangible and intangible assets acquired in the acquisition of the búcha® Live Kombucha brand and recorded at their fair market value.  Amortization expense is computed on a straight-line basis of three years determined to be the useful life.  Amortization expense was $20,833 and $ -0- for the three months ended March 31, 2016 (Successor) and the three months ended March 31, 2015 (Predecessor), respectively.  Amortization expense is classified as cost of goods sold in the statements of operations.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following as of:

	March 31, 2016	December 31, 2015
Notes payable, net of unamortized discounts of $113,947 and $121,069	$86,053	$78,931
Convertible promissory note, net of unamortized discounts of $17,987 and zero	182,013	-
	268,066	78,931
Less: current portion	-	-
Long-term portion, net of unamortized discounts of $131,934 and $121,069	$268,066	$78,931

In March 2015, the Company borrowed $200,000.  The note bears interest at 10% per annum and is due and payable beginning December 31, 2015 maturing on March 31, 2020.  Payments of interest are required quarterly.  Should the Company be successful in raising $2,000,000 or more in funding, then the entire balance of the note will be due immediately.  The note was issued in conjunction with an equity payment totaling 176,734 shares of Series B preferred stock that was issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value.  The relative fair value of the stock was determined to be $142,434 and was recorded as a debt discount.  The discount will be amortized over the life of the loan to interest expense.  As of March 31, 2016, no payment has been made on this note and the remaining balance of this note is $200,000 ($86,053 net of the unamortized discount.)

On March 19, 2016, the Company entered into a Securities Purchase Agreement with an unaffiliated third party, whereby the Company sold a Convertible Promissory Note in an amount of $200,000.  The purchaser also received a three-year Warrant to purchase 100,000 shares at an exercise price of $0.40 per share.  The Convertible Promissory Note is convertible after 180 days into shares of the Company's common stock at a twenty-five percent (25%) discount to the Volume Weighted Average Price for the five (5) trading days prior to the date of conversion.  The Company has allocated the loan proceeds among the debt and the warrant based upon relative fair value.  The relative fair value of the warrant was determined to be $18,154 and was recorded as a debt discount.  The discount will be amortized over the life of the loan to interest expense.  As of March 31, 2016, no payment has been made on this note and the remaining balance of this note is $200,000 ($182,013 net of the unamortized discount.)

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – RELATED PARTY DEBT

Related party debt consisted of the following as of:

	March 31, 2016	December 31, 2015

Related party debt, net of unamortized discounts of $34,194 and 36,331	$25,806	$23,669
Less: current portion	-	-
Long-term portion, net of unamortized discounts of $34,194 and 36,331	$25,806	$23,669

In March 2015, the Company borrowed $60,000 from a member of management.  The note bears interest at 10% per annum and is due and payable beginning June 30, 2015 maturing on March 31, 2020.  Payments of interest are required quarterly.  Should the Company be successful in raising $2,000,000 or more in funding the entire balance of the note will be due immediately.  The note was issued in conjunction with an equity payment totaling 53,073 shares of Series B preferred stock that was issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value.  The relative fair value of the stock was determined to be $42,742 and was recorded as a debt discount.  The discount will be amortized over the life of the loan to interest expense.  As of March 31, 2016, no payment has been made on this note and the remaining balance of this note is $60,000 ($25,806 net of the unamortized discount.)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In April 2015, the Company assumed a facilities lease with a third party for the manufacture of its búcha® Live Kombucha tea, which expired February 29, 2016.  In September 2015, the Company extended the facilities lease for 39 months effective March 1, 2016 and expiring May 31, 2019.  The monthly base rent is $2,795 for first 12 months, $2,879 for next 12 months, $2,965 for next 12 months, and $3.054 for the balance of the term.  Monthly rent payments also include common area maintenance charges, taxes, and other charges.

Future minimum lease payments under this facilities lease are approximately as follows:

2016	$25,155
2017	34,379
2018	35,410
2019	15,093
2020	-
$110,037

Rent expense was $7,589 and $6,435 for the three months ended March 31, 2016 (Successor) and the three months ended March 31, 2015 (Predecessor), respectively.

AMERICAN BREWING COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  There are no such matters that are deemed material to the financial statements as of March 31, 2016.

NOTE 9 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, each having a par value of $0.001, with voting, distribution, dividend and redemption rights, and liquidation preferences and conversions as designated by the board of directors.  The board of directors has designated 250,000 shares as Series A Preferred stock, par value $.001 per share ("Series A Preferred").  Each share of Series A Preferred shall have 500 votes for any election or other vote placed before the shareholders of the Company.  As of March 31, 2016, 250,000 shares of Series A Preferred are issued and outstanding.  The board of directors has designated 300,000 shares as Series B Preferred stock, par value $.001 per shares ("Series B Preferred").  The Series B Preferred is non-voting, not eligible for dividends and ranks equal to common stock and below Series A preferred stock.  Each share of Series B Preferred has a conversion rate into eight shares of common stock.  As of March 31, 2016, 254,807 shares of Series B Preferred are issued and outstanding.

Common Stock

There were no new issuances of common stock during the three months ended March 31, 2016.  As of March 31, 2016, 15,435,651 shares of common stock are issued and outstanding.

NOTE 10 – COMMON STOCK WARRANTS

As of March 31, 2016, the Company had warrants to purchase 1,227,000 shares of common stock outstanding, with exercise prices between $0.40 and $1.00 and expiration dates between April 2016 and October 2019.  A summary of common stock warrants activity for the three months ended March 31, 2016 is as follows:

		Weighted Average
	Number	Exercise Price

Warrants outstanding December 31, 2015	1,127,000	$0.94
Granted	100,000	0.40
Exercised	-	-
Forfeited	-	-
Warrants outstanding March 31, 2016	1,227,000	$0.90
Warrants exercisable as of March 31, 2016	1,227,000	$0.90

During the three months ended March 31, 2016, the Company issued a three-year Warrant to purchase 100,000 shares at an exercise price of $0.40 per share in connection with a $200,000 Convertible Promissory Note (see Note 6).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based.  Such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  Forward-looking statements made in this Quarterly Report on Form 10-Q includes statements about:

•	our plans to identify and acquire products that we believe will be prospective for acquisition and development;
•	concentration of our customer base and fulfillment of existing customer contracts;
•	our ability to maintain pricing;
•	the cyclical nature of the beverage industry, in particular the Kombucha tea business;
•	deterioration of the credit markets;
•	our ability to raise additional capital to fund future capital expenditures;
•	increased vulnerability to adverse economic conditions due to indebtedness;
•	our identifying, making and integrating acquisitions;
•	our ability to obtain raw materials and specialized equipment;
•	technological developments or enhancements;
•	loss of key executives;
•	the ability to employ skilled and qualified workers;
•	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;
•	our beliefs regarding the future of our competitors;
•	our expectation that the demand for our products will eventually increase; and
•	our expectation that we will be able to raise capital when needed.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in our Annual Report Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC") on April 7, 2016, any of which may cause our Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.  The following Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the unaudited interim financial statements and notes related thereto included in this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law.  We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Form 10-Q and unless otherwise indicated, the terms "we," "us," "our," or the "Company" refer to American Brewing Company, Inc.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview

American Brewing Company, Inc. (the "Company") was formed under the laws of the State of Washington on April 26, 2010.  Through September 2015, we were a micro-brewing company and also manufactured and sold búcha® Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  We acquired the búcha® Live Kombucha brand and the assets related to the production and sale of it in April 2015.  The búcha® Live Kombucha brand is distributed in major health and grocery chains throughout North America.

On October 1, 2015, we sold the assets and various liabilities related to our brewery and micro-brewing operations.  The assets sold consisted of accounts receivable, inventories, prepaid assets and property and equipment.  The liabilities consisted of brewing-related contracts we held, liabilities related to inventory as well as lease obligations.  We recognized the sale of the brewery and micro-brewing operations as a discontinued operation in the year ended December 31, 2015, in accordance with accounting guidelines.

Since October 1, 2015, we have been focusing on integrating the búcha® Live Kombucha business, strengthening the businesses foundation and processes, and positioning the Company as a standalone healthy functional beverage company.  Our búcha® Live Kombucha is an organic certified, probiotic, sparkling kombucha tea.

Our kombucha tea is brewed at our co-packaging facility located at 9 Minson Way, Montebello, CA  90640.  Our headquarters are located at 3625 Del Amo Boulevard, Suite 385, Torrance, CA 90503 (888) 240-9197.  We consider that our current principal office space arrangement is adequate and we will reassess our needs based upon our future growth.  Our fiscal year end is December 31st.

Successor and Predecessor Financial Presentation

Throughout the financial statements and in this MD&A, we refer to Successor and Predecessor.  For periods after the acquisition of the búcha® Live Kombucha brand (since April 1, 2015), our financial results are referred to as Successor.  For periods prior to the acquisition of the búcha® Live Kombucha brand, our financial results are referred to as Predecessor.  Where tables are presented in this MD&A, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods.

Revenue Model and Distribution Methods of our Products and Services

Our revenue model is based on selling and marketing consumer preferred healthy-functional beverages sold primarily at food, drug, mass, and specialty health retail outlets in the United States.  We develop, market and sell a current portfolio of products, continually innovate with new flavors and products, distribute those products and actively engage in customer relationship development, and market to connect with end consumers.  Currently, our búcha® Live Kombucha consists of ten flavors including Blood Orange, Grapefruit Sage, Guava Mango, Lemongrass Ginger, Raspberry Pomegranate, Verbena Rose, Yuzu Lemon, and the newest flavors of Elderflower Green Tea, Lemon-Lime/Ginger and Tropical Honey Blossom/Ginger.   We plan to continually innovate and lead the category with new consumer-preferred and trending flavor combinations.

Our búcha® Live Kombucha is currently distributed into approximately 2,000 stores, consisting of specialty health food stores and food, drug and mass chains including Whole Foods, Kroger, Safeway, PCC, Vons and Ralph's among others.  In the past quarter, distribution has expanded to new outlets by more than 10% versus the previous base, with no losses in distribution with any customers.  In addition to gaining significant new direct distribution, we have also expanded our broker network and coverage in the quarter to now include all major US markets and expect to begin to see the impacts by the end of the year.  Early results have been excellent with the network gaining authorization at Jewel in Illinois, a leading banner of the 2,200 store Albertson's group, the 2nd largest grocery retailer in the United States.  This authorization accelerated the relationship with KeHE Distributors which will open more doors for our products.  Additionally, our Northeast broker partner gained authorization with Shaw's in a five state area in the Northeast and shipments have also already begun to this 132 store group as well.

Búcha® Live Kombucha products are 100% organic, all natural, fermented black teas made with purified water, organic cane juice, and kombucha culture with origins in China tracing back more than 2,000 years.  Kombucha products contain a colony of bacteria and yeast with more than 1 billion microorganisms.  The product end result is rich in probiotics, B-Vitamins and other nutritional ingredients.  Health benefits are mostly anecdotal but reputed to support digestion, detoxification, and boosting overall immunity.  We believe that our búcha® Live Kombucha flavor combinations and proprietary production process contribute to an industry leading flavor profile that meets core kombucha-user needs, but also has broad-based mainstream consumer appeal without the typical vinegar aftertaste associated with competitive kombucha products.

Recent Corporate Developments

Effective March 24, 2016, our Chief Executive Officer and President, Neil Fallon, was promoted to serve as Executive Chairman of the board of directors.  Also on this same date, Brent Willis was appointed to serve as Interim Chief Executive Officer, Interim Chief Financial Officer and Director.

On March 30, 2016, our board of directors recommended that the Company amend its articles of incorporation to change its name from American Brewing Company, Inc. to Búcha, Inc., and to effect a change to its public stock symbol.  The majority shareholders acting by majority consent approved the name change.  We intend to file the necessary state and regulatory documents to effect the name change.

During the three months ended March 31, 2016, the Company borrowed $200,000 in the form of a Convertible Promissory Note, which included warrants, from an unaffiliated third party.   Proceeds from the note were used for inventory to meet customer demand and general working capital needs.

Results of Operations

The remainder of this MD&A discusses our continuing operations of the búcha® Live Kombucha tea business.  As discussed previously, where tables are presented, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods.  See further discussion above under "Successor and Predecessor Financial Presentation" above.

For the three months ended March 31, 2016 (Successor) compared to the three months ended March 31, 2015 (Predecessor).

	Three months ended March 31, 2016 Successor	Three months ended March 31, 2015 Predecessor
Net revenues	$588,800	$576,863
Cost of goods sold	499,481	402,235
Gross Profit	89,319	174,628
Operating expenses	347,476	244,356
Other expenses	29,634	2,294
Net loss	$(287,791)	$(72,022)

Revenues

Net revenues from the sale of our product (Sales less discounts and MCB chargebacks) for the three months ended March 31, 2016 (Successor) were $588,800, as compared to $576,863 for the three months ended March 31, 2015 (Predecessor), an increase of $11,937, or 2.1%.  Sales of our product actually increased approximately $55,000 for the three months ended March 31, 2016 despite the discontinuation of Costco business.  This sales increase was offset by an approximate $43,000 increase in customer discounts and MCB chargebacks.  Promotional expenses were increased to counter the effects of the Predecessor's cessation of support to the brokers.

Cost of Goods Sold

	Three months ended March 31, 2016 Successor	Three months ended March 31, 2015 Predecessor
Production costs/labor/freight	$474,789	$397,135
Depreciation	3,859	5,100
Amortization of customer relationships	20,833	-
Cost of goods sold	$499,481	$402,235

Cost of goods sold is comprised of production costs, manufacturing labor, freight and depreciation and amortization.  Total cost of goods sold for the three months ended March 31, 2016 (Successor) was $499,481 as compared to $402,235 for the three months ended March 31, 2015 (Predecessor), an increase of $97,246, or 24.2%.  As a percentage of sales, total cost of goods sold was 84.8% for the three months ended March 31, 2016 (gross margin of 15.2%) compared to 69.7% for the three months ended March 31, 2015 (gross margin of 30.3%).  Production costs, excluding depreciation and amortization, were $474,789 for the three months ended March 31, 2016 (Successor), as compared to $397,135 for the three months ended March 31, 2015 (Predecessor), an increase of $77,654, or 19.6%.  As a percentage of sales, production costs, excluding depreciation and amortization, were 80.6% for the three months ended March 31, 2016 (Successor), as compared to 68.8% for the three months ended March 31, 2015 (Predecessor).

The decrease in the gross margin is due to several factors, primarily related to how we have chosen to account for freight and delivery costs and manufacturing labor in costs of goods sold compared to the accounting by the Predecessor.  Freight and manufacturing labor totaled approximately $124,000 for the three months ended March 31, 2016 (Successor).  A secondary contributing factor included having to absorb all raw material and packaging supply cost increases while not being able to increase sale prices.

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

Acquisition accounting rules require the evaluation of the tangible and intangible assets acquired in an acquisition with such identifiable assets to be recorded at their fair market value.  Customer relationships were evaluated as part of our acquisition of the búcha® Live Kombucha brand and were determined to have a fair market value of $250,000.  Amortization expense is computed on a straight-line basis of three years determined to be the useful life.  Amortization expense was $20,833 for the three months ended March 31, 2016 (Successor) and is classified as cost of goods sold in the statements of operations.

Operating Expenses

	Three months ended March 31, 2016 Successor	Three months ended March 31, 2015 Predecessor
Advertising, promotion and selling	$96,221	$51,516
General and administrative	169,610	146,469
Legal and professional	81,645	47,371
Total operating expenses	$347,476	$244,356

Total operating expenses for the three months ended March 31, 2016 (Successor) was $347,476, as compared to $244,356 for the three months ended March 31, 2015 (Predecessor), an increase of $103,120, or 42.2%.  The table below shows the change in the detail line item operating expenses:

Increase/ (Decrease)
Advertising, promotion and selling	$44,705
General and administrative	24,141
Legal and professional:
Legal fees	(41,769)
Professional fees, including audit and accounting	76,043
$103,120

Advertising, promotion and selling expenses for the three months ended March 31, 2016 (Successor) were $96,221, as compared to $51,516 for the three months ended March 31, 2015 (Predecessor), an increase of $44,705.  Contributing to the increase for the three months ended March 31, 2016 was higher sales and marketing salaries and payroll related costs by approximately $6,000, higher tradeshow expenses by approximately $10,000, as we attended two major tradeshows during the three months ended March 31, 2016, higher demos and promotional samples by approximately $10,000 and higher broker fees of approximately $19,000.

General and administrative expenses for the three months ended March 31, 2016 (Successor) were $169,610, as compared to $145,469 for the three months ended March 31, 2015 (Predecessor), an increase of $24,141.  Contributing to this increase for the three months ended March 31, 2016 was higher executive salaries and payroll related costs by approximately $36,000 and higher travel costs of approximately $16,000.  These costs were offset by $16,000 less foreign exchange costs and approximately $10,000 less other G&A expenses.

Legal and professional fees are broken out for discussion purposes.  Legal fees for the three months ended March 31, 2016 (Successor) were $2,575, as compared to $44,371 for the three months ended March 31, 2015 (Predecessor), a decrease of $41,769.  This decrease is due primarily to high legal fees in the three months ended March 31, 2015 due to a lawsuit where the Predecessor was the defendant.

Professional fees for the three months ended March 31, 2016 (Successor) were $79,070, as compared to $3,027 for the three months ended March 31, 2015 (Predecessor), an increase of $76,043.  This increase is due to the audit fees of our independent accounting firm of approximately $35,000 and consulting and advisory fees of our CFO advisory firm of approximately $41,000 incurred during the three months ended March 31, 2016.  Accounting and advisory fees were higher than normal due to expanded audit requirements due to our acquisition of the búcha® Live Kombucha brand in April 2015 followed by our subsequent sale of our brewery related assets in October 2015.  The Predecessor incurred no audit related accounting costs in the corresponding three months ended March 31, 2015.

Other Expenses

	Three months ended March 31, 2016 Successor	Three months ended March 31, 2015 Predecessor
Interest expense:
Interest expense	$6,551	$2,294
Amortization of debt discount	9,426	-
	15,977	2,294
Factoring interest and fees	13,657	-
Total other expenses	$29,634	$2,294

Interest expense for the three months ended March 31, 2016 (Successor) were $29,634, as compared to $2,294 for the three months ended March 31, 2015 (Predecessor), an increase of $27,340.  Interest expense for the three months ended March 31, 2016 is related to three promissory notes with interest of 8-10%.

Amortization of debt discounts on third party and related party debt was $9,426 for the three months ended March 31, 2016 related to the same three promissory notes.  The Company determined the relative fair value of the stock and/or warrants that were issued with the debt and such debt discount is amortized and charged to interest expense over the terms of the loans.

Factoring interest and fees is related to an April 2015 factoring agreement to sell, with recourse, certain receivables to an unrelated third-party financial institution.  Under the terms of the factoring agreement, we receive an advance of 80% of qualified receivables and are subject to the requirement that the maximum amount of outstanding advances at any one time will not exceed $500,000.  For the three months ended March 31, 2016, we recognized factoring interest and fees of $13,657.  We pay factoring fees associated with the sale of receivables at the rate of 0.67% of the gross face value of the receivable for every ten-day period or fraction thereof from the date of the advance until the receivable is paid in full.

Going Concern

In its audited financial statements as of December 31, 2015, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company's current financial position.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $151,115 compared to cash as of December 31, 2015 of $43,856.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  During the three months ended March 31, 2016, the Company borrowed $200,000 in the form of a Convertible Promissory Note, which included warrants, from an unaffiliated third party.  We estimate that our capital needs over the next twelve months period to be $500,000 to $750,000.  We will require additional cash resources to continue expanding the distribution of our búcha® Live Kombucha brand and to fund our operations.  If our own financial resources and future current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  Any sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Working Capital

	March 31, 2016	December 31, 2015

Current assets	$668,792	$525,959
Less: current liabilities	767,603	571,097
Working capital deficiency	$(98,811)	$(45,138)

Current assets as of March 31, 2016 (Successor) and March 31, 2015 (Predecessor) primarily relate to $151,115 and $43,856 in cash, $290,064 and $259,619 in accounts receivable and $222,051 and $196,220 in inventory, respectively.

Current liabilities as of March 31, 2016 (Successor) and March 31, 2015 (Predecessor) primarily relate to $402,100 and $282,845 in accounts payable, $253,401 and $177,589 for accrued expenses and $112,102 and $110,663 for factoring payable, respectively.

Cash Flows

	Three months ended March 31, 2016 Successor	Three months ended March 31, 2015 Predecessor
Net cash (used in) provided by operating activities	$(94,180)	$24,330
Net cash used in investing activities	-	(11,688)
Net cash provided by (used in) financing activities	201,439	(70,874)
Net increase (decrease) in cash	$107,259	$(58,232)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 (Successor) was $94,180, as compared to net cash provided by operating activities of $24,330 for the three months ended March 31, 2015 (Predecessor).

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 (Successor) was $-0-, as compared to $11,688 for the three months ended March 31, 2015 (Predecessor).

Financing Activities

Net cash provided by investing activities for the three months ended March 31, 2016 (Successor) was $201,439, as compared to cash used in investing activites of $70,874 for the three months ended March 31, 2015 (Predecessor).  Net cash provided by financing activities was mainly attributable to proceeds from a new borrowing on notes payable of $200,000 during the three months ended March 31, 2016.

Future Financing

We will require additional funds to implement our growth strategy.  Therefore, we will need to raise additional capital to sufficiently support its supply chain and support the distribution of our products in the marketplace.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There can be no assurance that additional financing will be available to the company when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we may be be forced to scale down or perhaps even cease operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended March 31, 2016.

Newly Issued Accounting Pronouncements

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2016.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	ineffective controls over period end financial disclosure and reporting processes including a lack of multiple levels of supervision and review.

We believe that the weaknesses identified above have not had any material affect on our financial results.  However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next calendar year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Changes in Internal Control Over Financial Reporting

Other than the additional accounting consultants we hired in the year ended December 31, 2015 to assist with our internal controls and financial reporting, there were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

An investment in the Company's common stock involves a number of very significant risks.  You should carefully consider the risk factors included in the "Risk Factors" section of the Annual Report Form 10-K for the year ended December 31, 2015 filed with the SEC on April 7, 2016,, in addition to other information contained in those reports and in this Form 10-Q in evaluating the Company and its business before purchasing shares of its common stock.  The Company's business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2016.  However, on March 19, 2016, the Company sold a Convertible Promissory Note in an amount of $200,000 to an unaffiliated third party.  The purchaser also received a three-year Warrant to purchase 100,000 shares at an exercise price of $0.40 per share.  The Convertible Promissory Note is convertible after 180 days into shares of the Company's common stock at a twenty-five percent (25%) discount to the Volume Weighted Average Price for the five (5) trading days prior to the date of conversion.

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
Date: May 6, 2016