Form 10-Q
period 2016-06-30
New Age Beverages Corp
filed 2016-08-22
CIK 1579823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2016

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-193725

NEW AGE BEVERAGES CORPORATION
(Formerly, American Brewing Company, Inc.)
(Exact Name of Small Business Issuer as specified in its charter)

Washington	27-2432263
(State or other jurisdiction incorporation or organization)	(IRS Employer File Number)

1700 E. 68th Avenue
Denver, CO	80229
(Address of principal executive offices)	(zip code)

                                  (303)-289-8655
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

As of August 22, 2016, there were 21,900,106 shares of registrant's common stock outstanding.

NEW AGE BEVERAGES COMPANY
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1	Financial Statements	3

	Condensed Consolidated balance sheets as of June 30, 2016 (unaudited) and December 31, 2015	3

	Condensed Consolidated unaudited statements of operations for the three months ended June 30, 2016 (Successor) and June 30, 2015 (Successor), and the six months ended June 30, 2016 (Successor) and the three months ended June 30, 2015 (Successor) and the three months ended March 31, 2015 (Predecessor)	4

	Condensed Consolidated unaudited statements of cash flows for the six months ended June 30, 2016 (Successor) and the three months ended June 30, 2015 (Successor) and the three months ended March 31, 2015 (Predecessor)	5

	Notes to the Condensed Consolidated unaudited interim financial statements	6

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		26

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3.	Defaults Upon Senior Securities	27

ITEM 4.	Mine Safety Disclosures	27

ITEM 5.	Other Information	27

ITEM 6.	Exhibits	28

SIGNATURES		29

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEW AGE BEVERAGES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December, 31
	2016	2015
ASSETS	(unaudited)
CURRENT ASSETS:
Cash	$5,810	$43,856
Accounts receivable, net of allowance for doubtful accounts	5,979,594	259,619
Inventories	5,083,061	196,220
Prepaid expenses and other current assets	504,667	26,264
Total current assets	11,573,132	525,959

Property and equipment, net of accumulated depreciation	7,477,470	66,336
Goodwill	7,335,529	187,500
Customer relationships, net of accumulated amortization	145,833	389,014
Total assets	$26,531,964	$1,168,809

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued expenses and other current liabilities	$6,922,217	$460,434
Factoring payable	104,651	110,663
Current portion of notes payable	4,500,000	-
Total current liabilities	11,526,868	571,097

Convertible note payable, net of unamortized discount	183,526	-
Notes payable, net of unamortized discounts and current portion	8,593,174	78,931
Related party debt, net of unamortized discount	27,944	23,669
Total liabilities	20,331,512	673,697

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 21,900,106 and 15,435,461 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	21,900	15,436
Series A Preferred stock, $0.001 par value: 250,000 shares authorized, 250,000 shares issued and outstanding	250	250
Series B Preferred stock, $0.001 par value: 300,000 shares authorized, 254,807 shares issued and outstanding	255	255
Additional paid-in capital	11,795,335	3,811,049
Accumulated deficit	(5,617,288)	(3,331,878)
Total stockholders' equity	6,200,452	495,112
Total liabilities and stockholders' equity	$26,531,964	$1,168,809

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Three months ended June 30, 2015	Three months ended March 31, 2015
	Successor	Successor	Successor	Successor	Predecessor

REVENUES	$686,740	$691,985	$1,275,540	$691,985	$576,863
COST OF GOODS SOLD	600,648	450,414	1,100,129	450,414	413,582

GROSS PROFIT	86,092	241,571	175,411	241,571	163,281

OPERATING EXPENSES:
Advertising, promotion and selling	101,614	88,281	197,835	88,281	51,516
General and administrative	850,818	537,963	1,020,428	537,963	134,124
Gain on forgiveness of accrued payroll	-	(500,000)	-	(500,000)	-
Legal and professional	1,093,755	107,974	1,175,400	107,974	47,369
Total operating expenses	2,046,187	234,218	2,393,663	234,218	233,009

INCOME (LOSS) FROM OPERATIONS	(1,960,095)	7,353	(2,218,252)	7,353	(69,728)

OTHER INCOME (EXPENSE):
Interest expense	(36,590)	(71,308)	(66,224)	(71,308)	(2,294)
Other income (expense)	(934)	-	(934)	-	-
Total other income (expense)	(37,524)	(71,308)	(67,158)	(71,308)	(2,294)

LOSS FROM CONTINUING OPERATIONS	(1,997,619)	(63,955)	(2,285,410)	(63,955)	(72,022)

INCOME FROM DISCONTINUED OPERATIONS	-	83,172	-	83,172	-

NET INCOME (LOSS)	$(1,997,619)	$19,217	$(2,285,410)	$19,217	$(72,022)

NET (LOSS) INCOME PER SHARE – BASIC AND DILUTED
Continuing operations	$(0.12)	$(0.00)	$(0.14)	$(0.00)
Discontinued operations	0.00	0.00	0.00	0.00
	$(0.12)	$0.00	$(0.14)	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	16,256,403	14,763,091	15,846,027	14,763,091

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30, 2016	Three months ended June 30, 2015	Three months ended March 31, 2015
	Successor	Successor	Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,285,410)	$19,217	$(72,022)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	49,322	60,631	5,100
Amortization of debt discount	20,198	47,699	-
Gain on forgiveness of accrued payroll	-	(500,000)	-
Accrued acquisition costs	753,857	-	-
Common stock issued for services	956,596	298,080	-
Changes in operating assets and liabilities:
Accounts receivable	(92,306)	(280,118)	(23,277)
Inventories	(39,424)	(188,963)	105,419
Prepaid expenses and other current assets	14,569	41,595	5,695
Accounts payable, accrued expenses and other current liabilities	369,564	197,019	(1,685)
Reserve for legal settlement	-	-	5,100
Net cash (used in) provided by operating activities	(253,034)	(304,840)	24,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(15,320)	(11,688)
Cash paid to acquire the combined assets of Xing	(8,500,000)	-	-
Repayment of note issued for acquisition of assets of B&R Liquid Adventure	-	(140,000)	-
Acquisition of assets of B&R Liquid Adventure	-	(260,000)	-
Net cash used in investment activities	(8,500,000)	(415,320)	(11,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	8,500,000	288,320	-
Proceeds from convertible note payable	200,000	-	-
Net factoring advances	(6,012)	115,420	-
Exercise of stock warrants	21,000	-	-
Issuance of common stock for cash	-	61,200	-
Issuance of Series B Preferred stock for cash	-	25,000	-
Payments on convertible notes payable to related parties	-	-	(69,000)
Repayment of notes payable to related party	-	(50,750)	-
Repayment of notes payable and capital lease obligations	-	(110,712)	(1,874)
Net cash provided by (used in) financing activities	8,714,988	328,478	(70,874)

NET CHANGE IN CASH	(38,046)	(391,682)	(58,232)
CASH AT BEGINNING OF PERIOD	43,856	458,135	125,312
CASH AT END OF PERIOD	$5,810	$66,453	$67,080

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

New Age Beverages Corporation (the "Company") was formed under the laws of the State of Washington on April 26, 2010 under the name American Brewing Company, Inc.  On April 1, 2015, the Company acquired the assets of B&R Liquid Adventure, which included the brand Búcha® Live Kombucha. On June 30, 2016, the Company acquired the combined assets of New Age Beverages, LLC, Aspen Pure, LLC, New Age Properties, LLC and Xing Beverage, LLC (see Note 3) and changed the integrated company's name to New Age Beverages Corporation.  The Company manufactures, markets and sells a portfolio of Healthy Functional Beverages including XingTea®, an all-natural, non-GMO, non-HFCS premium Ready to Drink (RTD) Tea, Aspen Pure®, an artesian-well, naturally-high PH balanced, source water from the Colorado Rocky Mountains, XingEnergy®, an all-natural, vitamin-enriched, non-GMO, Non-HFCS Energy Drink, and Búcha® Live Kombucha, an organic, all natural, fermented kombucha tea.  The portfolio of brands is distributed through the Company's own Direct Store Distribution (DSD) network in Colorado and surrounding states, throughout the United States both direct to major retailers and through its network of DSD partners, and in 10 countries around the world.  The brands are sold in all channels of distribution including Hypermarkets, Supermarkets, Pharmacies, Convenience, Gas and other outlets.

Prior to acquiring the Búcha Live Kombucha® brand and business, the Company was a craft brewery operation.  On October 1, 2015, American Brewing agreed to sell their brewery, brewery assets and its related liabilities to focus exclusively on the healthy functional beverage category and the Búcha® brand.  The assets sold consisted of accounts receivable, inventories, prepaid assets and property and equipment.  The Company recognized the sale of its brewery and micro-brewing operations as a discontinued operation beginning in the third quarter of 2015 (see Note 11). That transaction ultimately concluded in May 2016.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2016 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on April 7, 2016.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year.  Notes to the unaudited condensed consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted.

The accompanying unaudited interim condensed consolidated financial statements have been presented on a comparative basis.  For periods after the acquisition of the búcha® Live Kombucha brand (since April 1, 2015), our operating results are referred to as Successor.  For periods prior to the acquisition of the búcha® Live Kombucha brand, our operating results are referred to as Predecessor.  Where applicable, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods.

Our operating results for the three months ended June 30, 2015 (Successor) incorporate certain reclassifications necessary to remove our prior micro-brewing operations and brewery from our continuing operations and report them as discontinued operations.  Further, our net (loss) income per share has been changed accordingly to report per-share amounts from continuing and discontinued operations.  For all periods presented, we are reporting a net loss from continuing operations, and as a result our diluted (loss) earnings per share are the same as our basic (loss) income per share.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Concentrations

As of December 31, 2015, three customers represented approximately 92.7% (59.9%, 22.9% and 10.9%) of accounts receivable.  For the three months ended June 30, 2016 (Successor), three customers represented approximately 59.5% (24.4%, 22.4% and 12.7%) of revenue.  For the three months ended June 30, 2015 (Successor), three customers represented approximately 80.8% (33.1%, 30.4% and 17.3%) of revenue.  For the six months ended June 30, 2016 (Successor), three customers represented approximately 18.5% (9.8%, 5.7%, and 3.0%) of revenue.  For the three months ended March 31, 2015 (Predecessor), three customers represented approximately 85.6% (30.2%, 29.4% and 26.0%) of revenue.

Accounts Receivable Factoring Arrangement with Recourse

On April 2, 2015, the Company entered into a factoring agreement to sell, with recourse, certain receivables to an unrelated third-party financial institution.  Under the terms of the factoring agreement, the Company receives an advance of 80% of qualified receivables and maximum amount of outstanding advances at any one time will not exceed $500,000.  During the six months ended June 30, 2016 (Successor), the Company repaid net advances from the factoring of accounts receivable of $6,012.  The outstanding factoring payable as of June 30, 2016 was $104,651 compared to $110,663 as of December 31, 2015.  The Company pays factoring interest and fees associated with the sale of receivables at the rate of 0.67% of the gross face value of the receivable for every ten-day period or fraction thereof from the date of the advance until the receivable is paid in full.  Factoring interest and fees for the periods presented were as follows:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six Months ended June 30, 2016	Three months ended June 30, 2015	Three months ended March 31, 2015
	Successor	Successor	Successor	Successor	Predecessor

Factoring interest and fees	$14,825	$5,647	$28,482	$5,647	$-

Goodwill and Customer Relationships

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

Customer relationships are recorded at acquisition cost less accumulated amortization and impairment.  Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.  As of June 30, 2016 and December 31, 2015, accumulated amortization was $104,167 and $62,500, respectively.  Amortization expense was $20,834 and $41,667 for the three and six months ended June 30, 2016 (Successor), respectively.  There was no amortization expense for customer relationships in 2015 for the periods presented.  Amortization expense is classified as cost of goods sold in the statements of operations.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Long-lived Assets

Our long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance for Property, Plant, and Equipment. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Through June 30, 2016, the Company had not experienced impairment losses on its long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

Cash Flows

Supplemental Disclosures

	Six months ended June 30, 2016	Three months ended June 30, 2015	Three months ended March 31, 2015
	Successor	Successor	Predecessor
CASH PAID DURING THE PERIODS FOR:
Interest	$400,735	$204,080	$1,861
Income taxes	$-	$-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt issued for acquisition of B&R Liquid Adventure	$-	$140,000	-
Common stock issued for acquisition of B&R Liquid Adventure	$-	$500,000	-
Warrants issued with convertible debt	$18,154	$-	-
Common stock issued for acquisition of Xing Beverage, LLC	$6,995,000	$-	-
Promissory note issued for acquisition of Xing Beverage, LLC	$4,500,000	$-	-

NOTE 2 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  Since inception, the Company has financed its operations primarily through equity and debt financings.  As of June 30, 2016, the Company had an accumulated deficit of $5,617,288 and for the six months then ended incurred operating losses of $2,285,410 and used cash in operating activities of $253,034.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – ACQUISITION OF XING BEVERAGE, LLC

On June 30, 2016, the Company acquired the assets of New Age Beverage, LLC, New Age Properties, LLC, Aspen Pure, LLC, and Xing Beverage, LLC (collectively, Xing). Xing is engaged in the manufacturing and sale of various teas and beverages, which will help the Company expand its capabilities and product offering.  The operating results of Xing will be condensed consolidated with those of the Company beginning July 1, 2016.  Total purchase consideration paid was $19,995,000, which consisted of $8,500,000 of cash, a note payable for $4,500,000 and 4,353,915 shares of common stock.  The common stock issued was valued at $1.61 per share, which was the volume weighted average closing stock for the thirty days preceding the acquisition.

The purchase price was allocated to the net assets acquired based on their estimated fair values as follows:

Accounts receivable	$5,627,669
Inventories	4,847,417
Prepaid expenses and other current assets	492,972
Property and equipment, net	7,418,789
Other intangible assets acquired	-
Assumption of accounts payable, accrued expenses and other current liabilities	(5,338,362)
13,048,485
Goodwill	6,946,515
Total Inventory	$19,995,000

The above allocation is preliminary and is subject to change.  Because the acquisition was consummated on June 30, 2016, the Company has begun to assess the fair value of the various net assets acquired, but has not yet completed this assessment.  The Company is also in the process of identifying other intangible assets, such as customer relationships and recipes that may need to be recognized apart from goodwill.  Once identified, these other intangible assets, if any, will be recorded at their fair values.  The Company is working to finalize the allocations as quickly as possible, and anticipates that the allocation will not be final for approximately 6 months.  Any adjustments necessary may be material to the condensed consolidated balance sheet and the amount of goodwill recognized.  Any resulting adjustments would have no impact to the June 30, 2016 reported operating results.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill is the excess of the purchase price over the preliminary fair value of the underlying net tangible and identifiable intangible assets.  In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present.

In connection with the acquisition, the Company incurred transactional costs totaling $1,412,111, which has been recognized as expense as of June 30, 2016 (Successor).  Of these costs, $1,023,756 was included in legal and professional fee expense and $388,355 was included in general and administrative expenses.  Legal and professional fee expense was due to the Company issuing a total of 167,994 shares of common stock to several consultants for transactional services provided.  The shares were fair valued at $1.61 per share.  Legal and professional fees also include accrued transactional costs of $753,857 as of June 30, 2016, which is to be paid in cash.  The general and administrative expense of $388,355 was pursuant to an employment agreement entered into during the first quarter of 2016, whereby an officer earned 1,078,763 shares of common stock upon the consummation of the Xing acquisition.  These shares were fair valued at $0.36 per share, which is the Company's traded stock price when entering into the employment agreement.

The following unaudited pro forma reflects the historical operating results of the Company, including the Predecessor for the six months ended June 30, 2015, and those of Xing, as if Xing was acquired on January 1, 2015.  The unaudited pro forma financial information includes an adjustment to remove $1,412,111 of one-time transactional costs that were expensed during the three months ended June 30, 2016 (Successor).  These one-time costs were removed for pro forma purposes as the costs were non-recurring.  No adjustments have been made for synergies that may result from the acquisition.  These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of such dates or periods, or of the Company's future operating results.

	Six months Ended June 30, 2016	Year Ended December 31, 2015
	(unaudited)	(unaudited)

Revenues	$24,038,350	$52,120,203
Net income (loss) from continuing operations	(560,499)	(407,156)
Net loss from discontinued operations	--	(130,619)
Net income (loss)	$(560,499)	$(537,775)
Income (loss) per share – Basic
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	$--	$(0.01)
Net income (loss)	$(0.03)	$(0.04)
Weighted average number of common shares outstanding – Dilutive	21,900,106	12,435,461

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Adjustments to the fair values of the assets acquired, which are subject to change, could have a material impact on these pro forma combined results.

NOTE 4 – INVENTORIES

Inventories consist of brewing materials, tea ingredients, bulk packaging and finished goods.  The cost elements of work in process and finished goods inventory consist of raw materials and direct labor.  Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses on its raw materials.   Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market.  When acquiring Xing, our inventory balance increased by $4,847,417.

Inventories consisted of the following as of:

	June 30, 2016	December 31, 2015
Finished goods	$4,517,006	$3,590,145
Raw materials	513,861	611,482
Work-in-process	52,194	50,798
Total Inventory	$5,083,061	$4,252,425

NOTE 5 – PROPERTY AND EQUIPMENT

When acquiring Xing, our property and equipment balance increased by $7,418,789.  Our property and equipment consisted of the following as of:

	June 30, 2016	December 31, 2015
Land and building	$6,270,000	$-
Trucks and coolers	630,000	-
Other property and equipment	595,340	76,551
Less: accumulated depreciation	(17,870)	(10,215)
	$7,477,470	$66,336

Depreciation expense, computed on the basis of three to five year useful lives for all property and equipment, was $3,796, 3,239 and $5,100 for the three months ended June 30, 2016 and 2015 (Successor) and March 31, 2015 (Predecessor).  For the six months ended June 30, 2016 (Successor), depreciation expense was $7,655.  Depreciation expense is classified as cost of goods sold in the statements of operations.

The Company is still assessing the depreciable lives of those assets acquired from Xing.  However, because Xing was acquired on June 30, 2016, the operating results do not include any depreciation from Xing's acquired property and equipment.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLE

Notes payable consisted of the following as of:

	June 30, 2016	December 31, 2015
Note payable due to bank	$8,500,000	$-
Seller's note payable	4,500,000	-
Note payable, net of unamortized discount of $106,825 and $121,069	93,174	78,931
Convertible promissory note, net of unamortized discounts of $16,474	183,526	-
	13,276,700	78,931
Less: current portion	(4,500,000)	-
Long-term portion, net of unamortized discounts	$8,776,700	$78,931

In connection with the Acquisition of Xing, the Company entered into an $8.5 million note payable with a bank.

The Company also issued a $4.5 million note payable to the selling shareholders of Xing.  This seller's note bears interest, payable monthly, at 1% per year, beginning after December 31, 2016.  The loan matures on June 30, 2017.

On March 19, 2016, the Company entered into a Securities Purchase Agreement with an unaffiliated third party, whereby the Company sold a Convertible Promissory Note in an amount of $200,000.  The purchaser also received a three-year Warrant to purchase 100,000 shares at an exercise price of $0.40 per share.  The Convertible Promissory Note is convertible after 180 days into shares of the Company's common stock at a twenty-five percent (25%) discount to the Volume Weighted Average Price for the five (5) trading days prior to the date of conversion.  The Company has allocated the loan proceeds among the debt and the warrant based upon relative fair values.  The relative fair value of the warrant was determined to be $18,154 and was recorded as a debt discount.  The discount will be amortized over the life of the loan to interest expense.  As of June 30, 2016, no principal payments have been made on this note.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – RELATED PARTY DEBT

Related Party debt consisted of the following as of:

	June 30, 2016	December 31, 2015
Related party debt, net of unamortized discount of $32,056 and $36,331	$27,944	$23,669
Less: current portion	-	-
Long-term portion, net of unamortized discount	$27,944	$23,669

In March 2015, the Company borrowed $60,000 from a member of management.  The note bears interest at 10% per annum and is due and payable beginning June 30, 2015 maturing on March 31, 2020.  Payments of interest are required quarterly.  Should the Company be successful in raising $2,000,000 or more in funding the entire balance of the note will be due immediately.  The note was issued in conjunction with an equity payment totaling 53,073 shares of Series B preferred stock that was issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair values.  The relative fair value of the stock was determined to be $42,742 and was recorded as a debt discount.  The discount will be amortized over the life of the loan to interest expense.  As of June 30, 2016, no principal payment has been made on this note.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In April 2015, the Company assumed a facilities lease with a third party for the manufacture of its búcha® Live Kombucha tea, which expired February 29, 2016.  In September 2015, the Company extended the facilities lease for 39 months effective March 1, 2016 and expiring May 31, 2019.  The monthly base rent is $2,795 for first 12 months, $2,879 for next 12 months, $2,965 for next 12 months, and $3,054 for the balance of the term.  Monthly rent payments also include common area maintenance charges, taxes, and other charges. In June 30, 2016 the Company assumed the lease commitments for the New Age Beverage, LLC (nab) and Xing Beverage, LLC (Xing) when they acquired those companies. The Denver property, previously leased by NAB, has a base rent of $33,000 per month plus common area expenses, with escalation clauses over time. The Colorado Springs property, previously leased by Xing, has a base rent of $14,000 per month plus common area expenses, with escalation clauses over time.

Future minimum lease payments under this facilities lease are approximately as follows:

2016	$298,770
2017	604,349
2018	611,410
2019	597,093
2020	588,000
$2,699,622

Rent expense was $4,819, $8,019 and $6,435 for the three months ended June 30, 2016 and 2015 (Successor) and for the three months ended March 31, 2015 (Predecessor), respectively.  Rent expense was $12,408 for the six months ended June 30, 2016 (Successor).

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  There are no such matters that are deemed material to the condensed consolidated unaudited interim financial statements as of June 30, 2016.

NOTE 9 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, each having a par value of $0.001, with voting, distribution, dividend and redemption rights, and liquidation preferences and conversions as designated by the board of directors.  The board of directors has designated 250,000 shares as Series A Preferred stock, par value $.001 per share ("Series A Preferred").  Each share of Series A Preferred shall have 500 votes for any election or other vote placed before the shareholders of the Company.  As of June 30, 2016, 250,000 shares of Series A Preferred are issued and outstanding.  The board of directors has designated 300,000 shares as Series B Preferred stock, par value $.001 per shares ("Series B Preferred").  The Series B Preferred is non-voting, not eligible for dividends and ranks equal to common stock and below Series A preferred stock.  Each share of Series B Preferred has a conversion rate into eight shares of common stock.  As of June 30, 2016, 254,807 shares of Series B Preferred are issued and outstanding.

Common Stock

During the three months ended June 30, 2016, the Company issued 50,000 shares of fully vested common stock to a consultant as partial consideration for professional services to be rendered.  The shares were fair valued at $0.41 per share, which was the traded stock price of the Company's common stock at the time of grant.  The Company (Successor) recognized legal and professional fees of $20,500 related to this grant.  The Company also issued 42,000 shares of common stock in connection with a warrant being exercised (see Note 10).

In connection with the acquisition of Xing, the Company issued a total of 5,600,672 shares of common stock as either purchase consideration or payment of transactional services that were provided (see Note 3).

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – COMMON STOCK WARRANTS

As of June 30, 2016, the Company had warrants to purchase 1,185,000 shares of common stock outstanding, with exercise prices between $0.40 and $1.00 and expiration dates between July 2016 and October 2019.  A summary of common stock warrants activity for the six months ended June 30, 2016 is as follows:

		Weighted Average
	Number	Exercise Price

Warrants outstanding December 31, 2015	1,127,000	$0.94
Granted	100,000	$0.40
Exercised	(42,000)	$0.50
Forfeited	-	$-
Warrants outstanding June 30, 2016	1,185,000	$0.91
Warrants exercisable as of June 30, 2016	1,185,000	$0.91

During the three months ended March 31, 2016, the Company issued a three-year warrant to purchase 100,000 shares at an exercise price of $0.40 per share in connection with a $200,000 Convertible Promissory Note (see Note 6).  During the three months ended June 30, 2016, warrants totaling 42,000 shares of common stock were exercised at $0.50 per share.  The Company received $21,000 when the warrant shares were exercised.

11 – DISCONTINUED OPERATIONS – BREWERY AND MICRO-BREWING OPERATIONS

On October 1, 2015 (the "Closing Date"), the Company entered into an asset purchase agreement ("APA") whereby it sold its assets and various liabilities related to its brewery and micro-brewing operations to AMBREW (the "Sale".)  Under the terms of the APA, the assets sold consisted of accounts receivable, inventories, prepaid assets and property and equipment.  The liabilities consisted of brewing-related contracts held by the Company, liabilities related to inventory as well as lease obligations.

The Company recognized the sale of its brewery and micro-brewing operations as a discontinued operation, in accordance with Accounting Standards Update (ASU) 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides income and expense of discontinued operations for the three months ended June 30, 2015 (Successor):

June 30, 2015
Successor

Revenues	$248,022
Cost of goods sold	162,965
Gross profit	85,057
Operating expenses	-
Income from operations	85,057
Interest expense	(1,885)
Income from discontinued operations	$83,172

NOTE 12 – SUBSEQUENT EVENTS

On August 3, 2016, the Company approved and implemented the New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (the "Plan") pursuant to which the maximum number of shares that can be granted is 1,600,000 shares.  Grants under the Plan may include options and restricted stock, as well as many other equity-type awards. The purpose of the Plan is to attract able persons to enter the employ or to serve as directors or as consultants of the Company and its affiliates. A further purpose of the Plan is to provide such individuals with additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates.  The shares of our common stock to be issued in connection with the Plan will not be registered under the Securities Act.

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

As used in this Form 10-Q and unless otherwise indicated, the terms "we," "us," "our," or the "Company" refer to New Age Beverages Corporation.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview

New Age Beverages Corporation, formerly American Brewing Company, Inc., (the "Company") was formed under the laws of the State of Washington on April 26, 2010.  Through September 2015, we were a craft brewing company and also manufactured and sold Búcha® Live Kombucha, a certified organic, all natural, probiotic, fermented kombucha tea.  We acquired the Búcha® Live Kombucha brand and the assets related to its production and sale on April, 1 2015.  The Búcha® Live Kombucha brand is distributed nationally in major grocery and natural food retailers throughout North America.

On October 1, 2015, we sold the assets and various liabilities related to our brewery and craft brewing operations.  The assets sold consisted of accounts receivable, inventories, prepaid assets and property and equipment.  The liabilities consisted of brewing-related contracts we held, liabilities related to inventory as well as lease obligations.  We recognized the sale of the brewery and craft brewing operations as a discontinued operation in the year ended December 31, 2015, in accordance with accounting guidelines.

Since October 1, 2015, we have been focusing on integrating the Búcha® Live Kombucha business, strengthening the businesses foundation and processes, improving efficiency, reducing costs, and positioning the Company as a standalone healthy functional beverage company.  Our Búcha® Live Kombucha is a certified organic, all natural, probiotic, fermented kombucha tea.  Our kombucha tea is brewed at our co-packaging facility located in Montebello, California.

On June 30, 2016, we acquired the combined assets of New Age Beverages, LLC, New Age Properties, LLC, Aspen Pure, LLC, and Xing Beverage, LLC (collectively, Xing).  Xing is engaged in the manufacturing and sale of various teas, waters, and other healthy functional beverages.  This acquisition will help us expand our capabilities and product offerings, and has significantly increased our assets as well as our liabilities.  We acquired Xing's assets for $19,995,000. The purchase consideration paid consisted of $8,500,000 of cash, a note payable of $4,500,000 and 4,353,915 shares of common stock.  The common stock issued was valued at $1.61 per share.  To consummate this acquisition, we borrowed $8,500,000 from a bank.  The operating results of Xing will be consolidated with those of the Company beginning July 1, 2016.  Xing is located in Denver Colorado.

Our fiscal year end is December 31st.

Successor and Predecessor Financial Presentation

Throughout the financial statements and in this MD&A, we refer to Successor and Predecessor.  For periods after the acquisition of the Búcha® Live Kombucha brand (since April 1, 2015), our operating results and cash flows are referred to as Successor.  For periods prior to the acquisition of the búcha® Live Kombucha brand, our operating results and cash flows are referred to as Predecessor.  Where tables are presented in this MD&A, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods.

Revenue Model and Distribution Methods of our Products and Services

Our revenue model is based on selling and marketing consumer preferred healthy-functional beverages sold primarily at food, drug, mass, convenience and specialty health retail outlets in the United States.  We develop, market and sell a current portfolio of products, continually innovate with new flavors and products, distribute those products and actively engage in customer relationship development, and market to connect with end consumers.  Currently, our Búcha® Live Kombucha consists of ten flavors including Blood Orange, Grapefruit Sage, Guava Mango, Lemongrass Ginger, Raspberry Pomegranate, Verbena Rose, Yuzu Lemon, and the newest flavors of Elderflower Green Tea, Lemon-Lime/Ginger and Tropical Honey Blossom/Ginger.   We plan to continually innovate and lead the category with new consumer-preferred and trending flavor combinations.

Our Búcha® Live Kombucha is currently distributed into approximately 2,400 stores, consisting of specialty health food stores and food, drug and mass chains including Whole Foods, Kroger, Safeway, PCC, Vons and Ralph's among others.  In the past three months, distribution has expanded to approximately 400 new outlets, with no losses in distribution.

Búcha® Live Kombucha products are 100% certified organic, all natural, probiotic, fermented black teas made with purified water, organic cane juice, and kombucha culture.  Kombucha products contain a colony of bacteria and yeast with more than 2 billion microorganisms.  The product end result is rich in probiotics, B-Vitamins and other nutritional ingredients.  Health benefits are mostly anecdotal but reputed to support digestion, detoxification, and boosting of overall immunity.  We believe that our Búcha® Live Kombucha flavor combinations and proprietary production process contribute to an industry leading flavor profile that meets core kombucha-user needs, but also has broad-based mainstream consumer appeal without the typical vinegar aftertaste associated with competitive kombucha products.

Results of Operations

The remainder of this MD&A discusses our continuing operations of the Búcha® Live Kombucha tea business.  As discussed previously, where tables are presented, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods.  See further discussion under "Successor and Predecessor Financial Presentation" above.

For the three months ended June 30, 2016 (Successor) compared to the three months ended June 30, 2015 (Successor).

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
	Successor	Successor

Revenues	$686,740	$691,985
Cost of goods sold	600,648	450,414
Gross profit	86,092	241,571
Operating expenses	2,046,187	234,218
Other expenses	37,524	71,308
Net loss from continuing operations	(1,997,619)	(63,955)
Income from Discontinued operations	-	83,172
Net income (loss)	$(1,997,619)	$19,217

Revenues

Net revenues from the sale of our product (sales less discounts and chargebacks) were consistent for both periods.  For the three months ended June 30, 2016 (Successor), revenues were $686,740, as compared to $691,985 for the three months ended June 30, 2015 (Successor).   Our gross sales have increased; however this increase has been offset by an increase in discounts and other chargebacks taken by our customers.   For the three months ended June 30, 2016 (Successor), total discounts and chargebacks taken by our customers increased 103.3% to $124,830 compared to $61,400 for the three months ended June 30, 2015 (Successor).

Cost of Goods Sold

	Three months ended June 30, 2016 Successor	Three months ended June 30, 2015 Successor
Production costs/labor/freight	$576,018	$447,175
Depreciation	3,796	3,239
Amortization of customer relationships	20,834	-
Cost of goods sold	$600,648	$450,414

Cost of goods sold is comprised of production costs, manufacturing labor, freight and depreciation and amortization.  Total cost of goods sold for the three months ended June 30, 2016 (Successor) was $600,648 as compared to $450,414 for the three months ended June 30, 2015 (Successor), an increase of $150,234, or 33.4%.  As a percentage of sales, total cost of goods sold was 87.5% for the three months ended June 30, 2016 (gross margin of 12.5%) compared to 65.1% for the three months ended June 30, 2015 (gross margin of 34.9%).  Production costs, excluding depreciation and amortization, were $576,018 for the three months ended June 30, 2016 (Successor), as compared to $447,175 for the three months ended June 30, 2015 (Successor), an increase of $128,843, or 28.8%.  As a percentage of sales, production costs, excluding depreciation and amortization, were 83.9% for the three months ended June 30, 2016 (Successor), as compared to 64.6% for the three months ended June 30, 2015 (Successor).

The decrease in the gross margin was due to several factors, including (1) an increase in gross sales before taking into consideration higher discounts and chargebacks, (2) increased freight costs and manufacturing labor, (3) an increase in raw material and packaging supply cost without a corresponding increase in sale prices, and (4) amortization of customer relationships.  For the three months ended June 30, 2016 (Successor), freight costs and manufacturing labor increased 47.1% to $154,158 compared to $104,825 for the three months ended June 30, 2015 (Successor).

Acquisition accounting rules require the evaluation of the tangible and intangible assets acquired in an acquisition with such identifiable assets to be recorded at their fair market value.  Customer relationships were evaluated as part of our acquisition of the búcha® Live Kombucha brand and were determined to have a fair market value of $250,000.  Amortization expense is computed on a straight-line basis of three years determined to be the useful life.  Amortization expense was $20,834 for the three months ended June 30, 2016 (Successor) and is classified as cost of goods sold in the statements of operations.

One of our goals for 2016 and beyond continues to be to identify opportunities to improve gross margins.  Our Búcha® Live Kombucha product is currently produced via a third-party manufacturer in one location in Southern California.  Our glass bottles, raw ingredients and other materials are shipped from the Midwest and other locations.  Finished goods are produced and shipped nationally from the manufacturing location.  We believe that there are significant opportunities to improve gross margins by reducing supply chain expenses, improving raw and packaging material costs and formulations.  Plans have been implemented in each of these areas, and more are underway, but take time to execute.

Operating Expenses

	Three months ended June 30, 2016 Successor	Three months ended June 30, 2015 Successor
Advertising, promotion and selling	$101,614	$88,281
General and administrative	850,818	537,963
Forgiveness of accrued payroll	-	(500,000)
Legal and professional	1,093,755	107,974
Total operating expenses	$2,046,187	$234,218

Total operating expenses for the three months ended June 30, 2016 (Successor) was $2,046,187, as compared to $234,218 for the three months ended June 30, 2015 (Successor), an increase of $1,811,969, or 773.6%.   The increase was attributable to (1) transactional costs recognized when acquiring Xing, and (2) the gain recognized last year upon the forgiveness of accrued payroll.  General and administrative costs include stock-based compensation expense of $388,355 that pertained to a grant of shares of common stock that was earned by an executive upon the consummation of the Xing acquisition.  Legal and professional fees include $1,023,756 that was incurred when acquiring Xing, and comprised of $269,899 related to the issuance of shares of common stock and $753,857 to be paid in cash.  Although a non-cash expense, the value of issuing shares of common stock as payment for services has had a material impact on our operating expenses for the current period.

The forgiveness of accrued payroll was a result of the Company and two officers that agreed to forgive $500,000 of accrued officer compensation in April 2015.

Operating Expenses and Income from Discontinued Operations

Other expenses consist of interest and factoring expenses as well as amortization of debt discounts.  For the three months ended June 30, 2016, our notes payable carried higher effective interest rates when compared to the three months ended June 30, 2015.  This increase in borrowing cost was in the form of increased debt discounts and the amortization thereof.  For the three months ended June 30, 2016 (Successor), our amortization expense on debt discounts was $47,699 compared to $10,772 for the same quarter last year (Successor).

On October 1, 2015, we sold our brewery and micro-brew operations, which has been classified as a discontinued operation.  These discontinued operations generated net income of $83,172 for the three months ended June 30, 2015 (Predecessor).  During 2016, we did not have any discontinued operations.

For the six months ended June 30, 2016 (Successor) compared to the three months ended June 30, 2015 (Successor) and the three months ended March 31, 2015 (Predecessor)

	Six Months Ended June 30, 2016	Three Months Ended June 30, 2015	Three Months Ended March 31, 2015
	Successor	Successor	Predecessor

Revenue	$1,275,540	$691,985	$576,863
Cost of goods sold	1,100,129	450,414	413,582
Gross profit	175,411	241,571	163,281
Operating expenses	2,393,663	234,218	233,009
Other expenses	67,158	71,308	2,294
Loss from continued operations	(2,285,410)	(63,955)	(72,022)
Income for discontinued operations	-	83,172	-
Net income (loss)	$(2,285,410)	$19,217	$(72,022)

Revenues

Net revenues from the sale of our product (sales less discounts and chargebacks) were consistent when comparing the six-month period ended June 30, 2016 (Successor) to the three-month periods ended June 30, 2015 (Successor) and March 31, 2015 (Predecessor). Our gross sales continue to increase compared to the prior periods; however this increase has been offset by increases in discounts and other chargebacks taken by our customers.   For the six months ended June 30, 2016 (Successor), total discounts and chargebacks taken by our customers was $236,245 compared to approximately $68,000 for each quarter ended June 30, 2015 (Successor) and the three months ended March 31, 2015 (Predecessor).

Cost of Goods Sold

	Six Months Ended June 30, 2016	Three Months Ended June 30, 2015	Three Months Ended March 31, 2015
	Successor	Successor	Predecessor

Production costs/labor/freight	$1,050,807	$447,176	$408,482
Depreciation	7,655	3,239	5,100
Amortization of customer relationships	41,667	-	-
Cost of goods sold	$1,100,129	$450,415	$413,582

Cost of goods sold is comprised of production costs, manufacturing labor, freight, and depreciation and amortization.  Total cost of goods sold for the six months ended June 30, 2016 (Successor) was $1,100,129, which was 27.3% more than the prior periods combined.  The increase is attributable to an increase in production costs/labor/freight and amortization of customer relationships.   This increase in cost of sales is consistent with the current quarter and is due to the same contributing factors.  Our gross margins for the six and three months ended June 30, 2016 (Successor) was 13.8% and 12.5%, respectively, compared to gross margins of 31.9% and 34.9% for comparable periods last year.

Operating Expenses

	Six Months Ended June 30, 2016	Three Months Ended June 30, 2015	Three Months Ended March 31, 2015
	Successor	Successor	Predecessor

Advertising, promotion and selling	$197,835	$88,281	$51,516
General and administrative	1,020,428	537,963	134,124
Gain on forgiveness of accrued payroll	-	(500,000)	-
Legal and professional	1,175,400	107,974	47,369
Total operating expenses	$2,393,663	$234,218	$233,009

Total operating expenses for the six months ended June 30, 2016 (Successor) was $2,393,663, as compared to $234,218 for the three months ended June 30, 2015 (Successor) and $233,009 for the three months ended March 31, 2015 (Predecessor).   The increase was attributable to (1) transactional costs totaling $1,412,111, of which $388,355 was included in general administrative expense and $1,023,756 was included in legal and professional fees, and (2) the gain recognized last year upon the forgiveness of accrued payroll. Adjusting for these transactional costs and last year's gain on forgiveness of accrued payroll, total operating expenses was comparable between periods.

Going Concern

In its audited consolidated financial statements as of December 31, 2015, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company's current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues. The acquisition of Xing in the end of the period significantly changed the Company's going concern assessment.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $5,810 compared to cash as of December 31, 2015 of $43,856.

On a standalone basis, we believe that cash flow from operations will not meet our present and near-term cash needs.  The acquisition of Xing substantially improved the Company's resources. With the profitability of the new acquisition, we believe we have sufficient cash and generate sufficient profitability to meet the needs of the combined operation.  We estimate that our capital needs over the next twelve-month period to be $500,000, which can be funded from the profits of the combined Xing, Búcha operations. During the six months ended June 30, 2016, the Company borrowed $200,000 in the form of a Convertible Promissory Note, which included warrants, from an unaffiliated third party. If our own combined financial resources and current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  Any sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Working Capital

	June 30, 2016	December 31, 2015

Current assets	$11,573,132	$525,959
Less: current liabilities	11,526,868	571,097
Working capital (deficiency)	$46,264	$(45,138)

Current assets is primarily comprised of accounts receivable and inventories, which accounts for 95.6% and 86.7% of our current assets as of June 30, 2016 and December 31, 2015, respectively.

Current liabilities are comprised of accounts payable and accrued expenses, factoring payables and, as of June 30, 2016, a current portion ($4,500,000) of a note payable, which is due on June 30, 2017.

Increases in our reported assets and liabilities are attributable to our June 30, 2016 acquisition of Xing's net assets for $19,995,000.   The purchase price was allocated to the net assets acquired as follows:

Accounts receivable	$5,627,669
Inventories	4,847,417
Prepaid expenses and other current assets	492,972
Property and equipment, net	7,418,789
Other intangible assets acquired	-
Goodwill	6,946,515
Accounts payable, accrued expenses and other current liabilities	(5,338,362)
Purchase price	$19,995,000

The above allocation is preliminary and is subject to change.  Because the acquisition was consummated on June 30, 2016, the Company has begun to assess the fair value of the various net assets acquired but has not yet completed this assessment.  The Company is also in the process of identifying other intangible assets, such as customer relationships and recipes that may need to be recognized apart from goodwill.  Once identified, these other intangible assets, if any, will be recorded at their fair values.  The Company is working to finalize the allocations as quickly as possible, and anticipates that the allocation will not be final for approximately 6 months.  Any adjustments necessary may be material to the consolidated balance sheet and the amount of goodwill recognized.  Any resulting adjustments would have no impact to the June 30, 2016 reported operating results or cash flows.

Cash Flows

	Six months ended June 30, 2015	Three months ended June 30, 2015	Three months ended March 31, 2015
	Successor	Successor	Predecessor

Net cash (used in) provided by operating activities	$(253,034)	$(304,840)	$24,330
Net cash used in investing activities	(8,500,000)	(415,320)	(11,688)
Net cash provided by (used in) financing activities	8,714,988	328,478	(70,874)
Net change in cash	$(38,046)	$(391,682)	$(58,232)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 (Successor) was $253,034, which is slightly less than the net cash used in the comparable periods last year.

Investing Activities

Net cash used in investing activities is primarily driven by our acquisition of Xing on June 30, 2016 (Successor), whereby we paid $8,500,000, and the acquisition of B&R Liquid Adventure on April 1, 2015 (Successor), whereby we paid $400,000.

Financing Activities

For the six months ended June 30, 2016 (Successor), net cash provided by financing activities of $8,714,988 was due to us borrowing (i) $8,500,000 from a bank to finance the Xing acquisition and (ii) $200,000 from an unrelated party pursuant to a convertible note payable.   For the three months ended June 30, 2015 (Successor), net cash provided by financing activities of $328,478 was attributable to net proceeds from factoring of accounts receivable ($115,420), net increases in notes payable ($126,858) and sales of our common stock and preferred stock for cash ($86,200).  For the three months ended March 31, 2015 (Predecessor), the net cash used in financing activities of $70,874 was related to payments made on our notes payable.

Future Financing

We may require additional funds to implement our growth strategy.  Therefore, we may need to raise additional capital to sufficiently support its supply chain and support the distribution of our products in the marketplace.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There can be no assurance that additional financing will be available to the company when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we may be forced to scale down or perhaps even cease operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our condolidated financial statements included herein for the quarter ended June 30, 2016.

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2016.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Changes in Internal Control Over Financial Reporting

Other than the additional accounting consultants we hired in the year ended December 31, 2015 to assist with our internal controls and financial reporting, there were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 1A. RISK FACTORS

An investment in the Company's common stock involves a number of very significant risks.  You should carefully consider the risk factors included in the "Risk Factors" section of the Annual Report Form 10-K for the year ended December 31, 2015 filed with the SEC on April 7, 2016, in addition to other information contained in those reports and in this Form 10-Q in evaluating the Company and its business before purchasing shares of its common stock.  The Company's business, operating results and financial condition could be adversely affected due to any of those risks.

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

On April 1, 2016, the Company issued 50,000 shares of fully vested common stock to a consultant as partial consideration for professional services to be rendered.

On May 27, 2016, warrants totaling 42,000 shares of common stock were exercised at $0.50 per share.  The Company received $21,000 when the warrant shares were exercised.

On June 30, 2016 and in connection with the acquisition of Xing, the Company issued the selling shareholders 4,353,915 shares of common stock as part of the purchase consideration.  The Company also issued 167,994 shares of common stock to several consultants for transactional services and another 1,078,763 shares of common stock to an executive in connection with his employment agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101*	Interactive Data Files

*	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW AGE BEVERAGES CORPORATION

Date: August 22, 2016	By: /s/ Brent David Willis
Brent David Willis
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 22, 2016	By: /s/ Robert J. Miranda
Robert J. Miranda
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)