Form 10-Q
period 2016-09-30
New Age Beverages Corp
filed 2016-11-15
CIK 1579823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2016

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-193725

NEW AGE BEVERAGES CORPORATION
(Formerly, American Brewing Company, Inc., and Búcha, Inc.)
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

As of November 10, 2016, there were 21,900,106 shares of registrant's common stock outstanding.

NEW AGE BEVERAGES COMPANY
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1	Financial Statements	3

	Consolidated balance sheets as of September 30, 2016 (unaudited) and December 31, 2015	3

	Consolidated unaudited statements of operations for the three months ended September 30, 2016 (Successor) and September 30, 2015 (Successor), and the nine months ended September 30, 2016 (Successor) and the six months ended September 30, 2015 (Successor) and the three months ended March 31, 2015 (Predecessor) (unaudited)	4

	Consolidated unaudited statements of cash flows for the nine months ended September 30, 2016 (Successor) and the six months ended September 30, 2015 (Successor) and the three months ended March 31, 2015 (Predecessor) (unaudited)	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4.	Controls and Procedures	22

PART II. OTHER INFORMATION		24

ITEM 1.	Legal Proceedings	24

ITEM 1A.	Risk Factors	24

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Mine Safety Disclosures	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	25

SIGNATURES		26

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEW AGE BEVERAGES CORPORATION
CONSOLIDATED BALANCE SHEETS
	September 30,	December, 31
	2016	2015
ASSETS	(unaudited)
CURRENT ASSETS:
Cash	$267,784	$43,856
Accounts receivable, net of allowance for doubtful accounts	5,210,300	259,619
Inventories	4,544,441	196,220
Prepaid expenses and other current assets	488,348	26,264
Total current assets	10,510,873	525,959

Property and equipment, net of accumulated depreciation	7,345, 982	66,336
Goodwill	9,524,041	389,014
Customer relationships, net of accumulated amortization	125,000	187,500
Total assets	$27,505,896	$1,168,809

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued expenses and other current liabilities	$5,713,327	$460,434
Factoring payable	-	110,663
Current portion of notes payable	5,213,515	-
Total current liabilities	10,926,842	571,097

Notes payable, net of unamortized discounts and current portion	9,959,981	78,931
Related party debt, net of unamortized discount	28,953	23,669
Total liabilities	20,915,776	673,697

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 21,900,106 shares issued and outstanding at September 30, 2016, and 15,435,651 shares issued and outstanding at December 31, 2015	21,900	15,436
Series A Preferred stock, $0.001 par value: 250,000 shares authorized, 250,000 shares issued and outstanding	250	250
Series B Preferred stock, $0.001 par value: 300,000 shares authorized, 284,807 shares issued and outstanding at September 30, 2016, and 254,807 shares issued and outstanding at December 31, 2015	285	255
Additional paid-in capital	12,021,177	3,811,049
Accumulated deficit	(5,453,492)	(3,331,878)
Total stockholders' equity	6,590,120	495,112
Total liabilities and stockholders' equity	$27,505,896	$1,168,809

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine Months ended	Six Months ended	Three Months ended
	2016	2015	September 30, 2016	June 30, 2015	March 31, 2015
	Successor	Successor	Successor	Successor	Predecessor

REVENUES	$13,482,012	$611,014	$14,757,552	$1,302,999	$576,863
Cost of Goods Sold	10,529,464	458,873	11,629,593	981,336	413,582

GROSS PROFIT	2,952,548	152,141	3,127,959	321,663	163,281

OPERATING EXPENSES:
Advertising, promotion and selling	708,174	126,420	906,009	214,701	51,516
General and administrative	1,798,798	277,567	2,819,226	835,471	134,124
Gain on forgiveness of accrued payroll	-	-	-	(500,000)	-
Legal and professional	150,708	63,520	1,326,108	171,494	47,369
Total operating expenses	2,657,680	467,507	5,051,343	721,666	233,009

INCOME (LOSS) FROM OPERATIONS	294,868	(315,366)	(1,923,384)	(400,003)	(69,728)

OTHER INCOME (EXPENSE):
Interest expense	(123,246)	(34,767)	(189,470)	(107,960)	(2,294)
Other income (expense)	(7,826)	10,853	(8,760)	10,853	-
Total other income (expense)	(131,072)	(23,914)	(198,230)	(97,107)	(2,294)

INCOME (LOSS) FROM CONTNUING OPERATIONS	163,796	(339,280)	(2,121,614)	(497,110)	(72,022)

INCOME FROM DISCONTINUED OPERATIONS	-	50,642	-	133,814	-

NET INCOME (LOSS)	$163,796	$(288,638)	$(2,121,614)	$(363,296)	$(72,022)

NET (LOSS) INCOME PER SHARE – BASIC AND DILUTED
Continuing operations	$0.01	$(0.02)	$(0.12)	$(0.03)
Discontinued operations	0.00	0.00	0.00	0.01
	$0.01	$(0.02)	$(0.12)	$(0.02)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended	Six Months ended	Three Months ended
	September 30, 2016	September 30, 2015	March 31, 2015
	Successor	Successor	Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,121,614)	$(363,296)	$(72,022)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	208,485	121,918	5,100
Amortization of debt discount	44,803	59,207	-
Gain on forgiveness of accrued payroll	-	(500,000)	-
Accrued acquisition costs	753,857	-	-
Common stock issued for services	956,596	304,580	-
Changes in operating assets and liabilities:
Accounts receivable	676,988	(328,812)	(23,277)
Inventories	499,196	(52,629)	105,419
Prepaid expenses and other current assets	30,888	44,675	5,695
Accounts payable, accrued expenses and other current liabilities	(59,597)	330,319	(1,685)
Reserve for legal settlement	-	-	5,100
Net cash provided by (used in) operating activities	989,602	(384,038)	24,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,842)	(24,327)	(11,688)
Cash paid to acquire the combined assets of Xing Beverage, LLC	(8,500,000)	-	-
Acquisition costs paid to acquire Xing Beverage, LLC	(753,857)
Repayment of note issued for acquisition of assets of B&R Liquid Adventure	-	(140,000)	-
Acquisition of assets of B&R Liquid Adventure	-	(260,000)	-
Net cash used in investment activities	(9,260,699)	(424,327)	(11,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and bank indebtedness	10,700,000	339,322	-
Proceeds from convertible note payable	200,000	-	-
Net factoring advances	(110,663)	170,228	-
Exercise of stock warrant	21,000	-	-
Issuance of common stock for cash	-	61,200	-
Issuance of Series B Preferred stock for cash	-	25,000	-
Payments on convertible notes payable to related parties	-	-	(69,000)
Repayment of notes payable to related party	-	(50,750)	-
Repayment of notes payable and capital lease obligations	(2,315,312)	(136,379)	(1,874)
Net cash provided by (used in) financing activities	8,495,025	408,621	(70,874)

NET CHANGE IN CASH	223,928	(399,744)	(58,232)
CASH AT BEGINNING OF PERIOD	43,856	458,135	125,312
CASH AT END OF PERIOD	$267,784	$58,391	$67,080

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

New Age Beverages Corporation (the "Company") was formed under the laws of the State of Washington on April 26, 2010 under the name American Brewing Company, Inc. On April 1, 2015, the Company acquired the assets of B&R Liquid Adventure, which included the brand Bucha® Live Kombucha. On June 30, 2016, the Company acquired the combined assets of New Age Beverages, LLC, Aspen Pure, LLC, New Age Properties, LLC and Xing Beverage, LLC (see Note 3) and changed the integrated company's name to New Age Beverages Corporation. The Company manufactures, markets and sells a portfolio of Healthy Functional Beverages including XingTea®, an all-natural, non-GMO, non-HFCS premium Ready to Drink (RTD) Tea, Aspen Pure®, an artesian-well, naturally-high PH balanced, source water from the Colorado Rocky Mountains, XingEnergy®, an all-natural, vitamin-enriched, non-GMO, Non-HFCS Energy Drink, and Búcha® Live Kombucha, an organic, all natural, fermented kombucha tea. The portfolio is distributed through the Company's own Direct Store Distribution (DSD) network in Colorado and surrounding states, throughout the United States both direct to major retailers and through its network of DSD partners, and in 10 countries around the world. The brands are sold in all channels of distribution including Hypermarkets, Supermarkets, Pharmacies, Convenience, Gas and other outlets.

Prior to acquiring the Bucha® Live Kombucha brand and business, the Company was a craft brewery operation. On October 1, 2015, American Brewing agreed to sell their brewery, brewery assets and its related liabilities to focus exclusively on the healthy functional beverage category and the Búcha® brand. The assets sold consisted of accounts receivable, inventories, prepaid assets and property and equipment. The Company recognized the sale of its brewery and micro-brewing operations as a discontinued operation beginning in the third quarter of 2015  (see Note 11). That transaction ultimately concluded in May 2016.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2016 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on April 7, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the unaudited condensed consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted.

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

Our operating results for the three months ended September 30, 2015 (Successor) incorporate certain reclassifications necessary to remove our prior micro-brewing operations and brewery from our continuing operations and report them as discontinued operations. Further, our net (loss) income per share has been changed accordingly to report per-share amounts from continuing and discontinued operations. For all periods presented, we are reporting a net loss from continuing operations, and as a result our diluted (loss) earnings per share are the same as our basic (loss) income per share.

As of December 31, 2015, three customers represented approximately 93.7% (59.9%, 22.9% and 10.9%) of accounts receivable. For the nine months ended September 30, 2016 (Successor), three customers represented approximately 27.5% (14.5%, 7.5% and 5.5%) of revenue. For the six months ended September 30, 2015 (Successor), three customers represented approximately 31.3% (18.8%, 7.9% and 4.5%) of revenue. For the three months ended March 31, 2015 (Predecessor), three customers represented approximately 85.6% (30.2%, 29.4% and 26.0%) of revenue.

Accounts Receivable Factoring Arrangement with Recourse

On April 2, 2015, the Company entered into a factoring agreement to sell, with recourse, certain receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the Company receives an advance of 80% of qualified receivables and maximum amount of outstanding advances at any one time will not exceed $500,000. On July 1st, 2016 the Company cancelled its factoring contract. As of September 30, 2016 (Successor), the Company has no factoring payable liability as compared to $110,663 as of December 31, 2015.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Customer relationships are recorded at acquisition cost less accumulated amortization and impairment. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated. As of September 30, 2016 and December 31, 2015, accumulated amortization was $125,000 and $62,500, respectively.  Amortization expense was $20,834 and $62,500 for the three and nine months ended September 30, 2016 (Successor), respectively. There was no amortization expense for customer relationships in 2015 for the periods presented. .

Long-lived Assets

Long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Through September 30, 2016, we had not experienced impairment losses on our long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

Cash Flows

Supplemental Disclosures

	Nine months Ended September 30, 2016	Six months ended June 30, 2015	Three months ended March 31, 2015
	Successor	Successor	Predecessor
CASH PAID DURING THE PERIODS FOR:
Interest	$189,470	$-	$1,861
Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt issued for acquisition of B&R Liquid Adventure	$-	$140,000	$-
Common stock issued for acquisition of B&R Liquid Adventure	$-	$500,000	$-
Warrants issued to with convertible debt	$18,154	$-	$-
Common stock issued for acquisition of Xing Beverage, LLC	$6,995,000	$-	$-
Promissory note issued for acquisition of Xing Beverage, LLC	$4,500,000	$-	$-
Convertible debt and accrued interest converted into shares of Series B Preferred stock	$225,872	$-	$-

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  Since inception, the Company has financed its operations primarily through equity and debt financings.  As of September 30, 2016, the Company had an accumulated deficit of $5,453,492 and for the nine months then ended incurred operating losses of $2,121,614.  For the nine months ended September 30, 2016, the Company generated cash from operating activities of $989,602.

NOTE 3 – ACQUISITION OF XING BEVERAGE, LLC

On June 30, 2016, the Company acquired the assets of New Age Beverage, LLC, New Age Properties, LLC, Aspen Pure, LLC, and Xing Beverage, LLC (collectively, Xing). Xing is engaged in the manufacturing and sale of various teas and beverages, which will help the Company expand its capabilities and product offering.  The operating results of Xing have been consolidated with those of the Company beginning July 1, 2016.  Total purchase consideration paid was $19,995,000, which consisted of $8,500,000 of cash, a note payable for $4,500,000 and 4,353,915 shares of common stock.  The common stock issued was valued at $1.61 per share, which was the volume weighted average closing stock for the thirty days preceding the acquisition.

The purchase price was allocated to the net assets acquired based on their estimated fair values as follows:

Accounts receivable	$5,627,669
Inventories	4,847,417
Prepaid expenses and other current assets	492,972
Property and equipment, net	7,418,789
Other intangible assets acquired	-
Assumption of accounts payable, accrued expenses, other current liabilities and mortgage note payable	(7,526,874)
10,859,973
Goodwill	9,135,027
$19,995,000

The above allocation is preliminary and is subject to change.  The acquisition was consummated on June 30, 2016, and as such, the Company has begun to assess the fair value of the various net assets acquired but has not yet completed this assessment.  The Company is also in the process of identifying other intangible assets, such as customer relationships and recipes that may need to be recognized apart from goodwill.  Once identified, these other intangible assets, if any, will be recorded at their fair values.  The Company is working to finalize the allocations as quickly as possible, and anticipates that the allocation will not be final for approximately 3 to 6 months.  Any adjustments necessary may be material to the consolidated balance sheet and the amount of goodwill recognized.  Any resulting adjustments would have no impact to the September 30, 2016 reported operating results or cash flows.

Goodwill is the excess of the purchase price over the preliminary fair value of the underlying net tangible and identifiable intangible assets.  In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present.  During the quarter ended September 30, 2016, our preliminary assessment of goodwill increased by $2,188,512 resulting from increased liabilities that were assumed in the business acquisition.

In connection with the acquisition of Xing Beverage, LLC, the Company incurred transactional costs totaling $1,714,463, which has been recognized as expense as of September 30, 2016 (Successor).  Of these costs, $1,326,108 was included in legal and professional fee expense and $388,355 was included in general and administrative expenses.  Legal and professional fee expense includes the Company issuing a total of 167,994 shares of common stock to several consultants for transactional services provided.  The shares were fair valued at $1.61 per share.  The balance represents legal and professional fees incurred that have or are going to be paid in cash.  The general and administrative expense of $388,355 was pursuant to an employment agreement entered into during the first quarter of 2016, whereby an officer earned 1,078,763 shares of common stock upon the consummation of the Xing acquisition.  These shares were fair valued at $0.36 per share, which is the Company's traded stock price when entering into the employment agreement.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – ACQUISITION OF XING BEVERAGE, LLC (continued)

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the Predecessor for the three months ended March 31, 2015, and those of Xing, as if Xing was acquired on January 1, 2015.  The unaudited pro forma financial information includes an adjustment to remove $1,714,463 of one-time transactional costs that were expensed during the nine months ended September 30, 2016 (Successor).  These one-time costs were removed for pro forma purposes as the costs were non-recurring.  No adjustments have been made for synergies that may result from the acquisition.  These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of such dates or periods, or of the Company's future operating results.

	Nine months ended September 30, 2016	Year ended December 31, 2015
	(unaudited)	(unaudited)

Revenues	$37,520,362	$52,120,203
Net loss from continuing operations	$(396,703)	$(407,156)
Net income from discontinued operations	--	(130,619)
Net loss	$(396,703)	$(537,775)
Income (loss) per share – Basic and diluted
Continuing operations	$(0.02)	$(0.03)
Discontinued operations	--	(0.01)
	$(0.02)	$(0.04)
Weighted average number of common shares outstanding – Basic and Dilutive	21,900,106	16,789,376

Adjustments to the fair values of the assets acquired, which are subject to change, could have a material impact on these pro forma combined results.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Inventories consisted of the following as of:

	September 30, 2016	December 31, 2015
Raw materials	$357,179	$46,928
Work-in-process	25,316	5,798
Finished goods	4,161,946	143,494
	$4,544,441	$196,220

NOTE 5 – PROPERTY AND EQUIPMENT

When acquiring Xing, our property and equipment balance increased by $7,418,789.  Our property and equipment consisted of the following as of:

	September 30, 2016	December 31, 2015
Land and building	$6,270,000	$-
Trucks and coolers	630,000	-
Other property and equipment	602,182	76,551
Less: accumulated depreciation	(156,200)	(10,215)
	$7,345,982	$66,336

Depreciation expense, computed on the basis of three-to-five year useful lives for all property and equipment, and a 40-year useful life on the building, was $138,330 and $3,238 for the three months ended September 30, 2016 and 2015 (Successor). For the nine months ended September 30, 2016 (Successor), depreciation expense was $145,985.  Depreciation expense was $6,477 for the six months ended September 30, 2015 (Successor) and $5,100 for the three months ended March 31, 2015 (Predecessor).

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLE

Notes payable consisted of the following as of:

	September 30, 2016	December 31, 2015
Revolving note payable due bank	$5,800,000	$-
Note payable due to bank – secured by building	4,773,200	-
Seller's note payable	4,500,000	-
Note payable, net of unamortized discount of $99,704 and $121,069	100,296	78,931
	15,173,496	78,931
Less: current portion	(5,213,515)	-
Long-term portion, net of unamortized discounts	$9,959,981	$78,931

In connection with the Acquisition of Xing, the Company entered into several notes payable with a bank and received proceeds of $10.7 million.  One note payable is for $4,800,000, bears interest at 4.02%, and is secured by the Company's land and building.  Principal and interest is payable in monthly installments of $25,495 through June 2021 at which time the unpaid principal balance is due.  The other note payable is a revolving credit facility that allows borrows up to $5.9 million, bears interest payable monthly at LIBOR plus a margin ranging from 2.25% to 3.00% depending on the current ratio of payment obligations to earnings as defined in the agreement, and is secured by the Company's assets.  The amount that maybe borrowed under the revolving credit facility is based on the Company's eligible receivables, inventory and fixed assets, and is reduces by $50,000 each month beginning August 1, 2016 until the facility has been reduced down to $2,900,000.  The revolving credit facility matures on June 30, 2018.

The Company also issued a $4.5 million note payable to a selling shareholder of Xing. This seller's note bears interest, payable monthly, at 1% per year, beginning after December 31, 2016. The loan matures on June 30, 2017.

On March 19, 2016, the Company entered into a Securities Purchase Agreement with an unaffiliated third party, whereby the Company sold a Convertible Promissory Note in an amount of $200,000. The purchaser also received a three-year Warrant to purchase 100,000 shares at an exercise price of $0.40 per share. The Company has allocated the loan proceeds among the debt and the warrant based upon relative fair values. The relative fair value of the warrant was determined to be $18,154.  During the three months ended September 30, 2016, the note was converted into 30,000 shares of Series B Preferred stock.

NOTE 7 – RELATED PARTY DEBT

Related Party debt consisted of the following as of:

	September 30, 2016	December 31, 2015
Related party debt, net of unamortized discount of $31,047 and $36,331	$28,953	$23,669
Less: current portion	-	-
Long-term portion, net of unamortized discount	$28,953	$23,669

In March 2015, the Company borrowed $60,000 from a member of management.  The note bears interest at 10% per annum and is due and payable beginning June 30, 2015 maturing on March 31, 2020. Payments of interest are required quarterly.  Should the Company be successful in raising $2,000,000 or more in funding the entire balance of the note will be due immediately.  The note was issued in conjunction with an equity payment totaling 53,073 shares of Series B preferred stock that was issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair values.  The relative fair value of the stock was determined to be $42,742 and was recorded as a debt discount.  The discount will be amortize d over the life of the loan to interest expense.  As of September 30, 2016, no principal payment has been made on this note.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

In April 2015, the Company assumed a facilities lease with a third party for the manufacture of its Búcha® Live Kombucha tea, which expired February 29, 2016. In September 2015, the Company extended the facilities lease for 39 months effective March 1, 2016 and expiring May 31, 2019. The monthly base rent is $2,795 for first 12 months, $2,879 for next 12 months, $2,965 for next 12 months, and $3,054 for the balance of the term. Monthly rent payments also include common area maintenance charges, taxes, and other charges. On June 30, 2016 the Company assumed the lease commitments for the New Age Beverage, LLC (NAB) and Xing Beverage, LLC (Xing) when they acquired those companies. The Denver property, previously leased by NAB, has a base rent of $33,000 per month plus common area expenses, with escalation clauses over time. The Colorado Springs property, previously leased by Xing, has a base rent of $14,000 per month plus common area expenses, with escalation clauses over time.

Future minimum lease payments under these facilities leases are approximately as follows:

2016	$145,500
2017	604,349
2018	611,410
2019	597,093
2020	588,000
$2,546,352

Rent expense was $141,000 and $25,185 for the three months ended September 30, 2016 and 2015 (Successor).  Rent expense was $156,307 for the nine months ended September 30, 2016 (Successor).  Rent expense was $33,204 for the six months ended September 30, 2015 (Successor) and $6,435 for the three months ended March 31, 2015 (Predecessor).

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated unaudited interim financial statements as of September 30, 2016.

NOTE 9 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, each having a par value of $0.001, with voting, distribution, dividend and redemption rights, and liquidation preferences and conversions as designated by the board of directors. The board of directors has designated 250,000 shares as Series A Preferred stock, par value $.001 per share.

("Series A Preferred"). Each share of Series A Preferred shall have 500 votes for any election or other vote placed before the shareholders of the Company. As of September 30, 2016, 250,000 shares of Series A Preferred are issued and outstanding. The board of directors has designated 300,000 shares as Series B Preferred stock, par value $.001 per shares ("Series B Preferred"). The Series B Preferred is non-voting, not eligible for dividends and ranks equal to common stock and below Series A preferred stock. Each share of Series B Preferred has a conversion rate into eight shares of common stock. As of September 30, 2016, 284,807 shares of Series B Preferred are issued and outstanding.

Common Stock

During the nine months ended June 30, 2016, the Company issued 50,000 shares of fully vested common stock to a consultant as partial consideration for professional services to be rendered. The shares were fair valued at $0.41 per share, which was the traded stock price of the Company's common stock at the time of grant. The Company (Successor) recognized legal and professional fees of $20,500 related to this grant. The Company also issued 42,000 shares of common stock in connection with a warrant being exercised (see Note 10).

In connection with the acquisition of Xing, the Company issued a total of 5,600,672 shares of common stock as either purchase consideration or payment of transactional services that were provided (see Note 3).

On August 3, 2016, the Company's approved and implemented the New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (the "Plan") pursuant to which the maximum number of shares that can be granted is 1,600,000 shares.  Grants under the Plan may include options and restricted stock, as well as many other equity-type awards. The purpose of the Plan is to attract able persons to enter the employ or to serve as directors or as consultants of the Company and its affiliates. A further purpose of the Plan is to provide such individuals with additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates.  The shares of our common stock to be issued in connection with the Plan will not be registered under the Securities Act.  As of September 30, 2016, there has been no grants under the Plan.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – COMMON STOCK WARRANTS

As of September 30, 2016, the Company had a warrant to purchase 100,000 shares of common stock outstanding with an exercise of $0.40 per share.  The warrant expires in March 2019. A summary of common stock warrants activity for the nine months ended September 30, 2016 is as follows:

		Weighted Average
	Number	Exercise Price

Warrants outstanding December 31, 2015	1,127,000	$0.94
Granted	100,000	$0.40
Exercised	(42,000)	$0.50
Forfeited	(1,085,000)	$0.96
Warrants outstanding September 30, 2016	100,000	$0.40
Warrants exercisable as of September 30, 2016	100,000	$0.40

During the nine months ended September 30, 2016, the Company issued a three-year warrant to purchase 100,000 shares at an exercise price of $0.40 per share in connection with a $200,000 Convertible Promissory Note (see Note 6).  During the three months ended June 30, 2016, warrants totaling 42,000 shares of common stock were exercised at $0.50 per share.  The Company received $21,000 when the warrant shares were exercised.  Warrants outstanding as of December 31, 2015, which were not exercised, were forfeited on June 30, 2016 when acquiring Xing.

NOTE 11 – DISCONTINUED OPERATIONS – BREWERY AND MICRO-BREWING OPERATIONS

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

The following table provides income and expense of discontinued operations for the three and six months ended September 30, 2015 (Successor):

	Three Months Ended	Six Months Ended
	September 30, 2015	September 30, 2015

Revenues	$262,194	$510,216
Cost of goods sold	203,887	366,852
Gross profit	58,307	143,364
Operating expenses	-	-
Income from operations	58,307	143,364
Interest expense	(7,665)	(9,550)
Income from discontinued operations	$50,642	$133,814

NOTE 12 – NET (LOSS) INCOME PER SHARE

The following table provides basic and diluted shares outstanding for the calculation of net (loss) income per share. Series B preferred stock is included on an as-converted basis and warrants are included using the treasury stock method.  For the periods whereby we are reporting a net loss from continuing operations, securities to acquire common stock or are convertible into shares of common stock are excluded from the computation of net (loss) income per share as they would be anti-dilutive.
	Three months ended September 30,		Nine Months ended	Six Months ended
	2016	2015	September 30, 2016	June 30, 2015
	Successor	Successor	Successor	Successor

Weighted average shares outstanding – Basic	21,900,106	15,403,925	17,878,784	14,318,764
Series B preferred stock	2,278,456	-	-	-
Warrant to acquire common stock	75,827	-	-	-
Weighted average shares outstanding – Diluted	24,254,389,	15,403,925	17,878,784	14,318,764

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Such forward- looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this Quarterly Report on Form 10-Q includes statements about:

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

Overview

We are a healthy functional beverage company engaged in the development, marketing, sales and distribution of a portfolio of Ready-to-Drink (RTD) better-for-you beverages including competitive entrants currently in the kombucha, RTD tea, premium bottled water, and energy drinks segments.  We differentiate our brands through functional characteristics and ingredients and offer all natural and organic products, with no HFCS, no GMOs, no preservatives, and only all natural flavors, fruits, and other ingredients.  We manufacture of products in our own fully-integrated manufacturing facilities and through a network of six additional manufacturers strategically located throughout the United States.  Our products are currently distributed in 10 countries internationally, and in 46 states domestically through a hybrid of four routes to market including our own DSD system that reaches more than 4,500 outlets, and to more than 10,000 other outlets throughout the United States directly through customer's warehouses, through our network of DSD partners, and through our network of brokers and natural product distributors.  Our products are sold through multiple channels including major grocery retail, natural food retail, specialty outlets, hypermarkets, club stores, pharmacies, convenience stores and gas stations.  We market our products using a range of marketing mediums including in-store merchandising and promotions, experiential marketing, events, and sponsorships, digital marketing and social media, direct marketing, and traditional media including print, radio, outdoor, and TV.

The Company was formerly American Brewing Company, Inc., a craft brewing company formed under the laws of the State of Washington on April 26, 2010.  On April 1, 2015, the Company acquired the Búcha® Live Kombucha brand and the assets related to its production and sale from B&R Liquid Adventure.

On October 1, 2015, we sold the assets and various liabilities related to our brewery and craft brewing operations. The assets sold consisted of accounts receivable, inventories, prepaid assets and property and equipment. The liabilities consisted of brewing-related contracts we held, liabilities related to inventory as well as lease obligations. We recognized the sale of the brewery and craft brewing operations as a discontinued operation in the year ended December 31, 2015, in accordance with accounting guidelines.  The Company changed its name to Búcha, Inc in May 2016.

In June 30, 2016, the Company acquired the combined assets of New Age Beverages, LLC, New Age Properties, LLC, Aspen Pure, LLC, and Xing Beverage, LLC (collectively, New Age). New Age is engaged in the manufacturing and sale of various teas, waters, and other healthy functional beverages. This acquisition expands our capabilities and product offerings, provides a national sales footprint and organization, and substantially increases the Company's scale, supply chain and overall organization capabilities.  Immediately following the acquisition, the Company relocated its operational headquarters to Denver, Colorado,

Successor and Predecessor Financial Presentation

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

Revenue Model and Distribution Methods of our Products and Services

Our core business is to market, sell, and distribute our current brands including XingTea®, XingEnergy®, Aspen Pure® and Bucha® Live Kombucha brands, and to develop new healthy functional beverage products.  We compete in the healthy functional beverage segment, which is the growth area of RTD beverages as consumers gravitate toward better for you beverage choices and away from traditionally large beverage categories including juices and carbonated soft drinks.

XingTea®

XingTea® is an all-natural, premium RTD tea.  XingTea® competes in the roughly $50 Billion Global RTD tea market, which has experienced a compound annual growth rate over the past five years of just under 10%.

XingTea® is made with green and black teas, and is further differentiated from competitors with all-natural fruit flavors, with no preservatives, no GMO's, and no HFCS.   XingTea® comes in 14 natural sweetened and unsweetened flavors in a range of packages from 23.5 ounce cans to 16 ounce multipacks and gallon jugs, and is produced in New Age's network of six manufacturers across the United States.

XingTea® is sold in 46 states and 10 countries across multiple channels of distribution from traditional grocery, health food and specialty outlets to hypermarkets, club stores, as well as gas and convenience outlets.  XingTea® contains more than 10 times the actual amount of tea than other competitors and less than one half the calories.

XingEnergy®

XingEnergy® is an all-natural, non-GMO, non-HFCS, vitamin-enriched, better-for-you Energy Drink, made with all natural fruit flavors and contains the full recommended daily allowance of B-Complex vitamins.  XingEnergy® competes in the roughly $40 Billion Global Energy Drink market, which has experienced a compound annual growth rate over the past five years of just over 6%.

XingEnergy® comes in four flavors including Tangerine Dream, Grape Attack, Mad Melon, and Grapefruit Go packaged in 16 ounce cans, sold individually, and is currently being expanded to additional packaging sizes.

Aspen Pure®

Aspen Pure® is a naturally PH-balanced, artesian-well sourced water from the Colorado Rocky Mountains.   Aspen Pure® competes in the $326 Billion bottled water category and has experienced a compound annual growth rate of over 10%.

Unlike many other premium bottled waters, Aspen Pure® has no added minerals or electrolytes.  It comes out of the ground at a natural PH-balanced level of up to 7.0, and is then purified and bottled at the source in New Age's own manufacturing facilities.

Búcha® Live Kombucha

Búcha® Live Kombucha is a 100% certified-organic, all-natural, probiotic, non-GMO, non-HFCS, fermented Kombucha tea with more than one billion probiotic organisms in every serving.  Búcha® competes in the Kombucha category, a segment of healthy functional beverages, which has experienced compound annual growth over the past five years of 35%.

Búcha® is produced with a unique and proprietary manufacturing process that eliminates the vinegary aftertaste associated with many other Kombucha's and provides the brand with an industry leading nine-months of shelf life versus a typical 90-days for competitors.  The production process also leads to consistency and stability with no risk of secondary fermentation, secondary alcohol production, incremental sugar production or over-carbonation.

Búcha® is made from black teas, proprietary kombucha culture and probiotics, unique yeast strains and cultures, and all natural organic fruits and flavors.  Búcha® Live Kombucha comes in seven flavors including Raspberry Pomegranate, Blood Orange, Guava Mango, Grapefruit Sage, Elderflower Green Tea, Yuzu Lemon, and Tropical Honey Blossom Ginger packaged in 16 ounce glass bottles.  The brand is sold in traditional grocery and health food and specialty outlets, and is beginning to expand distribution from California across the United States in mainstream retail and down the street outlets with the support of major DSD partners.

Our Bucha® Live Kombucha is currently distributed into approximately 2,800 stores, consisting of specialty health food stores and food, drug and mass chains including Whole Foods, Kroger, Safeway, PCC, Vons and Ralph's, Vitamin Cottage, select Airport outlets, Hotels and others.

In the past three months, distribution on the Company's entire portfolio has expanded by more than 2,000 outlets, an increase of more than 10% from the Company's previous base of around 20,000 outlets.   Over time, based on the Company's brands current level of sales per point of distribution, we expect the distribution growth to have a material impact on financial performance.

Results of Operations

The remainder of this MD&A discusses our continuing operations of the newly combined entity including all of the Company's brands..  The comparisons on a three months basis for 2016 are of the newly combined entity versus the Bucha, Inc. standalone company in 2015.  The nine months comparisons include the breakout of three months of the combined new entity and six months of the Búcha standalone for 2016., compared to Búcha standalone for six months of 2015, and three months (the first three months of the year) of the predecessor company, B&R Liquid Adventure.   Where tables are presented, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods. See further discussion under "Successor and Predecessor Financial Presentation" above.

For the three months ended September 30, 2016 (newly Combined Entity) compared to the three months ended September 30, 2015 (Successor)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
	Successor	Successor

Net revenue	$13,482,012	$611,014
Cost of goods sold	10,529,464	458,873
Gross profit	2,952,548	152,141
Operating expenses	2,657,680	467,507
Other expenses	131,072	23,914
Net income (loss) from continuing operations	163,796	(339,280)
Income from discontinued operations	-	50,642
Net income (loss)	$163,796	$(288,638)

Revenues

Gross revenues for the three months ended September 30, 2016 were $15,765,968 vs. $648,896,014 for the three months ended September 30, 2015.  Net revenues from the sale of our product (sales less deductions, discounts and chargebacks) achieved $13,482,012 vs. $611,014 for the three months ended September 30, 2015.  The primary reason for the significant increase was the acquisition of New Age on June 30, 2016.

Sales during the three months ended September 30, 2016 for the portfolio on an apples to apples or proforma basis increased 10.1%, with all brands and divisions growing led by the Búcha® Live Kombucha brand that was up 40.2% vs. the three month period in the prior year.   The primary reason for the significant increase was the penetration of Búcha® Live Kombucha into the New Age Distribution system, national distribution expansion of the entire portfolio, and continued expansion of the New Age DSD division in Colorado.

In the planning of the acquisition and combination between Búcha, Inc. and Xing, numerous revenue synergies were identified that included sales of the Búcha brand in Xing national/regional accounts, sale of the Búcha® brand through New Age DSD system, and sale of the XingTea® Brand in Búcha, Inc. national/regional accounts.  Capturing of these synergies have manifested in immediate value reflected in the net sales growth for the quarter, and are expected to continue with the impact of increased distribution to more than 2,000 new accounts that have been added across the portfolio during the third quarter.

Cost of Goods Sold

	Three months Ended September 30, 2016	Three months Ended September 30, 2015
	Successor	Successor
Production costs/labor	$9,870,056	$374,258
Freight expense	645,977	84,615
Storage/other	13,431	-
Cost of goods sold	$10,529,464	$458,873

Total cost of goods sold for the three months ended September 30, 2016 was $10,529,464 as compared to $458,873 for the three months ended September 30, 2015.  The primary reason for the significant increase was the acquisition of New Age on June 30, 2016.

As a percentage of sales, total cost of goods sold was 78.1% for the three months ended September 30, 2016 (gross margin of 21.9%).  Production costs, excluding depreciation and amortization were $9,870,056 for the three months ended September 30, 2016, as compared to $484,774 for the three months ended September 30, 2015 73.2% an improvement of 6.1 basis points vs. prior year.  Freight expense also improved significantly to 4.7% of net sales for the three months ended September 30, 2016, versus 13.8% in the prior year period.

The increase in the gross margin was due to several factors, including (1) a significant increase in gross and net sales, (2) significantly increased scale and efficiencies that led to lower freight costs and transportation costs, and (3) an improvement in the production processes of some of our key products that led to lower overall manufacturing costs.

Improvement in costs of goods sold is one of the Company's major priorities, and numerous improvement opportunities across each brand have been identified and action plans emplaced to improve gross margins, have already begun to positively impact gross margin, and are expected to significantly impact gross margin in 2017.

Operating Expenses

	Three months ended September 30, 2016 Successor	Three months ended September 30, 2015 Successor
Advertising, promotion and selling	$708,174	$126,420
General and administrative	1,798,798	277,567
Legal and professional	150,708	63,520
Total operating expenses	$2,657,680	$467,507

Total operating expenses for the three months ended September 30, 2016 was $2,657,680, as compared to $467,507 for the three months ended September 30, 2015.  The primary reason for the significant increase was the acquisition of Xing on June 30, 2016.  In addition to the impact of the operating costs of a substantially larger scale enterprise, a significant amount of the increase was also attributable to the transactional costs recognized when acquiring Xing, and numerous other one-time, non-recurring legal and other expenses associated with the integration.

On October 1, 2015, we sold our brewery and micro-brew operations, which has been classified as a discontinued operation. These discontinued operations generated net income of $50,642 for the three months ended September 30, 2015 (Predecessor). During 2016, we did not have any discontinued operations.

In the planning of .the acquisition and combination between Búcha, Inc and Xing, numerous cost synergies were identified that included reduction of freight expenses, improvement in cost of goods sold in both packaging and raw material sourcing, and numerous improvements in operating expenses including elimination of overlapping headcount and other duplicative expenses.    Capturing of these synergies have manifested in immediate value reflected in the cost of goods sold improvement for the quarter, and are expected to continue with the impact of elimination of headcount from Búcha, Inc, further COGS savings that take time to materialize, and further operating expense improvements resulting from new processes emplaced during the quarter.

For the nine months ended September 30, 2016 (Successor) compared to the six months ended September 30, 2015 (Successor) and the three months ended March 31, 2015 (Predecessor)

	Nine months Ended September 30, 2016	Six Months Ended September 30, 2015	Three Months Ended March 31, 2015
	Successor	Successor	Predecessor

Revenue	$14,757,552	$1,302,999	$576,863
Cost of goods sold	11,629,593	981,336	413,582
Gross profit	3,127,959	321,663	163,281
Operating expenses	5,051,343	721,666	233,009
Other expenses	(198,230)	97,107	2,294
Loss from continued operations	(2,121,614)	(363,296)	(72,022)
Income for discontinued operations	-	133,384	-
Net income (loss)	$(2,121,614)	$(363,296)	$(72,022)

Revenues

Gross revenues for the nine months ended September 30, 2016 (3 months of combined company results plus 6 months of Búcha, Inc. standalone) were  $16,285,284.  Net revenues (minus discounts and chargebacks) for the same period were $14,757,551 vs.  $1,879,861 in the nine months ended September 30, 2015 (includes 6 months of Búcha, Inc. standalone plus 3 months of sales from the predecessor company).   The primary reason for the significant increase was the acquisition of New Age on June 30, 2016, and overall growth of the business.

Cost of Goods Sold

	Nine months Ended September 30, 2016	Six Months Ended September 30, 2015	Three Months Ended March 31, 2015
	Successor	Successor	Predecessor
Production costs/labor	$10,744,986	$822,896	$408,482
Freight expense	842,940	158,440	5,100
Storage/other	41,667	-	-
Cost of goods sold	$11,629,593	$981,336	$413,582

Total cost of goods sold for the nine months ended September 30, 2016 was $11,629,593 vs. $1,394,918 in the nine months ended September 30, 2015 (six months of Búcha, Inc. standalone plus three months of the predecessor company results).   The primary reason for the significant increase was the acquisition of New Age on June 30, 2016, and overall growth of the business.  This increase in cost of sales is consistent with the performance of the current quarter.

Our gross margins for the nine months ended September 30, 2016 (Successor) was 21.5% vs. 21.9% in the current quarter, reflective of the recent improvements in cost of Goods of Goods sold and freight.

Operating Expenses

	Nine months Ended September 30, 2016	Six Months Ended September 30, 2015	Three Months Ended March 31, 2015
	Successor	Successor	Predecessor
Advertising, promotion and selling	$906,009	$214,701	$51,516
General and administrative	2,819,226	835,471	134,124
Gain on forgiveness of accrued payroll	-	(500,000)	-
Legal and professional	1,326,108	171,494	47,369
Total operating expenses	$5,051,343	$721,666	$233,009

Total operating expenses for the nine months ended September 30, 2016 (Successor) were $3,688,533, as compared to $787,431 for the nine months ended September 30, 2015 (Successor and Predecessor combined). The primary reason for the significant increase was the acquisition of New Age on June 30, 2016, and overall growth of the business.  In addition to the impact of the operating costs of a substantially larger scale enterprise, a significant amount of the increase was also attributable to the transactional costs recognized when acquiring New Age, and numerous other one-time, non-recurring legal and other expenses associated with the integration.

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

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $267,784 compared to cash as of December 31, 2015 of $43,856.

On a standalone basis, we believe that cash flow from operations will meet our present and near-term cash needs. The acquisition of Xing substantially improved the Company's resources.  The reduction of and refinancing of expense debt to a blended interest rate of 3.7% on a substantially lower total debt, coupled with the profitability of the new acquisition, we believe we have sufficient cash and generate sufficient profitability to meet the needs of the combined operation.  If our own combined financial resources and current cash flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. Any sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Working Capital
	September 30, 2016	December 31, 2015
Current assets	$10,510,873	$525,959
Less: current liabilities	10,213,327	571,097
Working capital (deficiency)	$297,546	$(45,138)

Current assets are primarily comprised of accounts receivable and inventories, which accounts for 95.6% and 86.7% of our current assets as of September 30, 2016 and December 31, 2015, respectively.

Current liabilities are comprised of accounts payable and accrued expenses, factoring payables and, as of September 30, 2016, a current portion ($4,500,000) of a note payable, which is due on June 30, 2017.

Increases in our reported assets and liabilities are attributable to our September 30, 2016 acquisition of Xing's net assets for $19,995,000. The purchase price was allocated to the net assets acquired as follows:

Accounts receivable	$5,627,669
Inventories	4,847,417
Prepaid expenses and other current assets	492,972
Property and equipment, net	7,418,789
Other intangible assets acquired	-
Goodwill	9,135,027
Assumption of accounts payable, accrued expenses, other current liabilities and mortgage note payable	(7,526,874)
Purchase price	$19,995,000

The above allocation is preliminary and is subject to change. Because the acquisition was completed on June 30, 2016, the Company has begun to assess the fair value of the various net assets acquired but has not yet completed this assessment. The Company is also in the process of identifying other intangible assets, such as customer relationships and recipes that may need to be recognized apart from goodwill. Once identified, these other intangible assets, if any, will be recorded at their fair values. The Company is working to finalize the allocations as quickly as possible, and anticipates that the allocation will not be final for approximately 6 months. Any adjustments necessary may be material to the consolidated balance sheet and the amount of goodwill recognized. Any resulting adjustments would have no impact to the September 30, 2016 reported operating results or cash flows.

Cash Flows

	Nine months ended September 30, 2016	Three months ended June 30, 2015	Three months ended March 31, 2015
	Successor	Successor	Predecessor
Net cash (used in) provided by operating activities	$989,602	$(384,038)	$24,330
Net cash used in investing activities	(9,260,699)	(424,327)	(11,688)
Net cash provided by (used in) financing activities	8,495,025	408,621	(70,874)
Net change in cash	$223,928	$(399,744)	$(58,232)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 (Successor) was $989,602, which is slightly less than the net cash used in the comparable periods last year.

Investing Activities

Net cash used in investing activities is primarily driven by our acquisition of Xing on September 30, 2016 (Successor), whereby we paid $8,500,000, and the acquisition of B&R Liquid Adventure on April 1, 2015 (Successor), whereby we paid $400,000.

Financing Activities

For the nine months ended September 30, 2016 (Successor), net cash provided by financing activities of $8,495,025 was due to us borrowing (i) $8,500,000 from a bank to finance the Xing acquisition and (ii) $200,000 from an unrelated party pursuant to a convertible note payable. For the three months ended September 30, 2015 (Successor), net cash provided by financing activities of $408,621was attributable to net proceeds from factoring of accounts receivable ($115,420), net increases in notes payable ($126,858) and sales of our common stock and preferred stock for cash ($86,200). For the three months ended March 31, 2015 (Predecessor), the net cash used in financing activities of $70,874 was related to payments made on our notes payable.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the quarter ended September 30, 2016.

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2016.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Changes in Internal Control Over Financial Reporting

Other than the additional accounting consultants we hired in the year ended December 31, 2015 to assist with our internal controls and financial reporting, there were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

NEW AGE BEVERAGES CORPORATION

Date: November 14, 2016	By: /s/ Brent Willis
Brent Willis
Chief Executive Officer,and Director
(Principal Executive Officer)

Date: November 14, 2016	By: /s/ Chuck Ence
Chuck Ence
Chief Financial Officer