Form 10-K
period 2016-12-31
New Age Beverages Corp
filed 2017-03-31
CIK 1579823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The registrant had 27,700,895 shares of common stock outstanding as of March 24, 2017. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016 was $35,916,173 as computed by reference to the closing price of such common stock on the OTCQB on such date.

NEW AGE BEVERAGES COMPANY

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

ITEM 1. BUSINESS

Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in an annual report on Form 10-K are based upon estimates and assumptions made by us or our officers that, although believed to be reasonable, are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially and adversely as compared to those contemplated or implied by such forward-looking statements.

All forward-looking statements involve risks, assumptions and uncertainties. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “we,” “us,” “our,” or the “Company” refer to New Age Beverages Corporation, American Brewing Company, Inc, or Búcha, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview

We are a healthy functional beverage company engaged in the development, marketing, sales and distribution of a portfolio of Ready-to-Drink (“RTD”) better-for-you beverages including competitive entrants currently in the kombucha, RTD tea, premium bottled water, and energy drinks segments. We differentiate our brands through functional characteristics and ingredients and offer all natural and organic products, with no high-fructose corn syrup (“HFCS”), no-Genetically Modified Organisms (“GMOs”), probiotics, no preservatives, and only all natural flavors, fruits, and ingredients. We aspire to be a market leader in the development and commercialization of healthy beverage alternatives. Our target market is currently health conscious consumers, who are individuals who are becoming more interested and better educated on what is included in their diets, causing them to shift away from options perceived as less healthy such as carbonated soft drinks or other high caloric beverages, and towards alternative beverages choices.

Corporate History

New Age Beverages Corporation was formed under the laws of the State of Washington on April 26, 2010, under the name American Brewing Company, Inc. As part of a recapitalization and amendment to our articles of incorporation on September 25, 2013, we also converted its corporate entity from an “S” Corporation to a “C” Corporation.

On April 1, 2015, we acquired the Assets of B&R Liquid Adventure, which included the brand, Búcha® Live Kombucha. Prior to acquiring the Búcha Live Kombucha® brand and business, we were a craft brewery operation. On October 1, 2015, American Brewing agreed to sell their brewery, brewery assets and its related liabilities to focus exclusively on the healthy functional beverage category and the Búcha® brand. The assets sold consisted of accounts receivable, inventories, prepaid assets and property and equipment. We recognized the sale of our brewery and micro-brewing operations as a discontinued operation beginning in the third quarter of 2015, and ultimately concluded the transaction in May 2016. In May 2016 we changed our name to Búcha, Inc. On June 30, 2016, we acquired the combined assets of New Age Beverages, LLC, Aspen Pure, LLC, New Age Properties, and Xing Beverage, LLC, relocated the Company’s operational headquarters to Denver, Colorado, and changed our name to New Age Beverages Corporation.

We have two wholly-owned subsidiaries, NABC, Inc., and NABC Properties, LLC.

Principal products

Our core business is to market, sell, and distribute our current brands including XingTea®, XingEnergy®, Aspen Pure®, and Bucha® Live Kombucha brands, and to develop new healthy functional beverage products. We compete in the healthy functional beverage segment, which is the growth area of RTD beverages, as consumers gravitate toward better for you beverage choices and away from traditionally large beverage categories including juices and carbonated soft drinks.

XingTea®

XingTea® is an all-natural, non-GMO, non-HFCS, RTD tea.

XingTea® is made with green teas, softened with black teas, and further differentiated with unique all-natural fruit flavors, with no preservatives, GMOs or HFCS. Sweetened with honey and only pure cane sugar, XingTea® comes in 14 natural sweetened and unsweetened flavors in a range of packages from 23.5 oz cans to 16 oz Pet multipacks and gallon jugs, and is produced in New Age’s network of six manufacturers across the United States.

XingTea® is sold in 46 states and 10 countries across multiple channels of distribution from traditional grocery to health food and specialty outlets to hypermarkets to club stores, to gas and convenience outlets. XingTea® is the number one ranking tasting tea in North America of 250 other brands, won the North American Tea competition, and has less than one half the calories of major competitors, and is sweetened with Honey and Pure Cane Sugar vs. major competitors that predominantly use high fructose corn syrup in their products. XingTea® competes in the RTD Tea category that according to Euromonitor International exceeded $50 Billion in annual revenue. According to the World Research Report, the RTD Tea Market has been averaging a 10.9% compound annual growth rate since 2012, and is expected to reach a combined size of $125 Billion in 2017.

XingEnergy®

XingEnergy® is an all-natural, non-GMO, non-HFCS, vitamin-enriched, better-for-you Energy Drink, made with all natural fruit flavors and contains the full recommended daily allowance of B-Complex vitamins.

XingEnergy® comes in four flavors including Tangerine Dream, Grape Attack, Mad Melon, and Grapefruit Go packaged in 16 oz cans, sold individually, expanding now to additional channels. XingEnergy® competes in the Energy Drinks category, and according to Investopedia, the global Energy Drink Market size was $49.9 Billion in 2014.

Aspen Pure® PH and Aspen Pure® Probiotic

Aspen Pure® PH is a naturally PH-balanced, artesian-well sourced water from the Colorado Rocky Mountains, and Aspen Pure® Probiotic is one of the world’s first, shelf-stable (no refrigeration required) probiotic water, with more than 12 different probiotic strains and more than 12 billion CFU’s (colony forming units (probiotics)) in every serving, and 2 years of shelf-life

Aspen Pure® has no added minerals or electrolytes, and comes out of the ground at a natural PH-balanced level of up to 7.0. Aspen Pure® is then purified and bottled at the source in New Age’s own manufacturing facilities. Aspen Pure® competes in the Premium Bottled Water Category. According to Beverage Marketing Corporation, global bottled water sales reached 87 Billion Gallons in 2015 and experienced a compound annual growth rate 6.9% between 2010 and 2015. According to Transparency International the Market size for bottled water was $169.9 Billion in 2015.

Búcha® Live Kombucha

Búcha® Live Kombucha is a certified-organic, all-natural, non-GMO, non-HFCS, fermented Kombucha tea with more than two billion CFU’s in every serving.

Búcha® is produced with a unique and proprietary manufacturing process that eliminates the common vinegary aftertaste associated with many other Kombuchas and provides the brand with an industry leading nine-month shelf life as compared to the typical 90-day shelf life of our competitors’ products. The production process also leads to consistency and stability with no risk of secondary fermentation, secondary alcohol production, incremental sugar production or over-carbonation, and is one of the world’s first Kombucha’s that is shelf-stable (no refrigeration required) with no degradation to flavor or the probiotics organisms in every serving.

Búcha® is made from black teas, proprietary kombucha culture and probiotics, unique yeast strains and cultures, and all natural organic fruits and flavors. Búcha® Live Kombucha comes in seven flavors including Raspberry Pomegranate, Blood Orange, Guava Mango, Grapefruit Sage, Elderflower Green Tea, Yuzu Lemon, and Tropical Honey Blossom Ginger packaged in 16 oz glass bottles. The brand is sold in traditional grocery and health food and specialty outlets, and is beginning to expand distribution from California across the United States in mainstream retail and down the street outlets with the support of major DSD partners. Búcha® competes in the Kombucha Category, that according to Grand View Research reached $700 million in 2015 from $49 million in 2011, a compound annual growth rate of 69.3%.

In October of 2016, we entered into a management agreement, pursuant to which we took over the Sales, Marketing and Distribution of the Marley Beverage Company. The management agreement enabled the Company to enter into the RTD Coffee segment and Relaxation Beverages segment with the brands Marley One Drop® and Marley Mellow Mood®. While both companies continue to be separate entities both operationally and financially, the addition to the portfolio enables us to increase our relevance with key retailer and distributor partners with a broader portfolio of offerings, and enables the Marley Beverage Company to leverage our infrastructure, sales force and scale.

Competitive Strengths

We differentiate our brands primarily through functional points of difference between our products and those of our competitors, including the characteristics of being certified organic and/or all natural, containing no GMO and no preservatives, being sweetened with only honey or pure cane sugar, and containing fewer calories, shelf-stable or longer shelf life, and other functional benefits than our competitors’ products. In addition, we have begun to build the emotional benefit platforms behind each of our brands.

Direct Store Delivery Distribution Network

We have our own DSD distribution group in Colorado and a network of other DSD partners in major geographies throughout the United States. Our Colorado DSD group includes 24 truck routes, with a 20 person sales team, and a 20 person merchandising team, covering more than 4,500 outlets for more than 60 brands and more than 600 sku’s. The DSD arm of our business is a test bed for new products before national rollout, provides an early warning system for any new emerging competitive brands or beverage segments, and gives the group near captive control of the shelf space across the 6,000 outlets the group services. In addition to our own DSD distribution, the Company has spent the past 10 years developing a national DSD network with other major DSD regional and independent operators. The Company’s own network coupled with its national DSD partner network, represents a significant competitive advantage and barrier to entry for many other smaller beverage companies.

Beverage distributors can distribute their products directly through customer warehouses, but distribution via DSD is preferred by customers, as it substantially reduces labor and other overhead costs when distributors manage the freight, stocking and merchandising of their products directly to the retailers’ shelves. Although it is more expensive for the brand owner, the benefits of captive shelf space, merchandising at the point of sale, and penetration of a significantly greater number of smaller and independent outlets justify the added expense.

Reliance on Third Party Suppliers and Distributors

We rely on various suppliers for the raw and packaging materials, production, sale and distribution of our products. Our third party distribution providers are for certain areas of the country that are outside of our owned DSD distribution network. The material terms of these relationships are typically annually negotiated and include pricing, quality standards, delivery times and conditions, purchase orders, and payment terms. Payment terms are typically net 30, meaning that the total invoiced amount is expected to be paid in full within 30 days from when the date on which the products or services are provided. We believe that we have sufficient options for each of our raw and packaging material needs, as well as our third party distribution needs and also have long term relationships with each of our suppliers and distributors, resulting in consistency in quality and supply. We also believe that we have sufficient breadth of retail relationships with distribution in both large and small retailers and independents and across multiple channels (mass, club, pharmacies, convenience, and small and large format retailers) throughout the United States.

The contractual arrangements with all third parties, including suppliers, manufacturers, distributors and retailers are typical of the beverage industry with standard terms. We have no long-term obligations with any of the third parties nor do any of them have long-term obligations with us. The third party supplier, manufacturing and distribution agreements were entered into in the normal course of business within the guidelines of industry practices and are not deemed material and definite.

Significant Customers

For the year ended December 31, 2016 (Successor), three customers represented approximately 27.5% (14.5%, 7.5% and 5.5%) of revenue. As of December 31, 2015 (Successor), three customers represented approximately 92.8% (59.0%, 22.9% and 10.9%) of accounts receivable. For the nine months ended December 31, 2015 (Successor), three customers represented approximately 75.5% (32.7%, 24.2% and 18.6%) of revenue. For the three months ended March 31, 2015 (Predecessor), three customers represented approximately 84.5% (28.1%, 18.9% and 18.6%) of revenue.

Marketing and Consumer Connection Expertise To Next Generation Consumers

We have the marketing capability to facilitate connections with consumers, and to build awareness, drive trial, begin conversion, and develop brand preference amongst consumers, and do so in a cost effective manner. We possess significant internal marketing expertise spanning development of communication and programs across all marketing mediums. To effectively compete against major beverage companies, we focus most of our activities on in-store merchandising, experiential and event marketing, and social and digital marketing activities. Further developing these capabilities to connect with millennials and more informed and health conscious consumers will further differentiate our marketing capabilities to connect with a targeted set of consumers and do so in a cost advantaged manner.

Infrastructure, Organizational Capabilities

In addition to having an asset footprint that includes our own warehousing, our own trucks and DSD assets, our own manufacturing, and a network of other long-term manufacturing partners, we have a full scale of resources across every major function with depth in supply chain, production, procurement, shipping, finance, sales, marketing, distribution, and research and development. We define organizational capability strength as having the people, the processes, the systems, the information and the environment/culture to deliver superior, sustainable, and profitable organic growth. We are emplacing initiatives in each of the areas of organizational capabilities to strengthen the metric-driven, performance-oriented organization.

Experienced Leadership Team

Each member of our leadership team at New Age possesses 15 to 25 years of experience in the beverage industry, spanning all facets of beverage operations. The combination of operating skills from our management team with the experience of successfully leading major multi-billion dollar, multinational beverage companies gives our organization a significant strength relative to most small- and medium-sized beverage companies.

Growth Strategies

Our long-term objective is to become a major healthy functional beverage company. Based on available information, we believe we are one of the top 20 healthy beverage companies worldwide today. We intend to achieve our goal by driving organic growth behind our existing portfolio of healthy functional beverages, in all relevant packages and product formats, across all major retail channels, in all major markets, through an aligned network of retailer and distributor partners.

Our key growth strategies include the following:

●	Drive Pervasive Availability on Expanded Brand Portfolio via a Key Account, Multi-Channel, Hybrid Route-to-Market Approach;

●	Begin Penetration of Close-in International Markets to Capitalize on Global Health & Wellness Trends;

●	Broaden New Age DSD Operations with Expanded Portfolio, Deeper Penetration by Channel & Improved Systems;

●	Build Brand Platforms with Leading Next Gen Healthy Functional Beverages, In-Store Activation & Consumer Connecting Activities;

●	Strengthen Organizational Capabilities and improve Margins Through Overhauling COGS and Installing ZBB on all OPEX;

●	Upgrading infrastructure, systems and processes with enterprise resource planning systems, improved financial reporting, operating expense control, and strengthened key metrics and accounting and control procedures; and

●	Strengthening our financial foundation via accessing the capital markets, solidifying long-term banking partners and facilities, and pursuing transformative organic and external growth.

Recent Developments

On January 10, 2017, our wholly owned subsidiary, NABC Properties, LLC, entered into a Purchase and Sale Agreement with an unaffiliated third party. Pursuant to the agreement, NABC Properties, LLC entered into a commitment to sell the property located at 1700 E 68th Avenue, Denver, CO 80229 for a purchase price of $8,900,000. $100,000 of the purchase price was paid upon execution of the agreement, with the balance of $8,800,000 to be paid on or before March 31, 2017. The agreement contains a lease back provision, whereby NABC Properties, LLC shall lease the property for an initial term of ten years, with an option to extend for two successive five year periods. The lease cost is $52,000 per month for the initial year, with two percent annual increases.

Sales and Marketing

We currently have an in-house sales and merchandising team consisting of approximately 75 individuals throughout the United States, whose compensation is highly variable and highly performance-based. Each sales person has individual targets for increasing “base” volume through distribution expansion, and “incremental” volume through promotions and other in-store merchandising and display activity. As distribution to new major customers, new major channels, or new major markets increases, we will expand the sales and marketing team on a variable basis.

We market our products using a range of marketing mediums including in-store merchandising and promotions, experiential marketing, events, and sponsorships, digital marketing and social media, direct marketing, and traditional media including print, radio, outdoor, and TV.

Distribution

Our products are currently distributed in 10 countries internationally, and in 46 states domestically through a hybrid of four routes to market including our own direct store distribution (“DSD”) system that reaches more than 6,000 outlets, and to more than 20,000 other outlets throughout the United States directly through customer’s warehouses, through our network of DSD partners, and through our network of brokers and natural product distributors. Our products are sold through multiple channels including major grocery retail, natural food retail, specialty outlets, hypermarkets, club stores, pharmacies, convenience stores and gas stations.

Our sales strategy is to distribute our products worldwide through a series of distributors to retail consumers. We are relying on distribution relationships to grow and maintain revenues. Presently, we have several distribution agreements in place for our products in the United States, as well as internationally.

We do not obtain commitments from our distributors to purchase or sell a minimum amount of our products or to purchase or sell such products at a minimum price. Because our sales may be concentrated with a few customers, our results of operations may be materially adversely affected if one of these customers significantly reduces the volume of its purchases or demands a reduction in price, which may occur at any time due to the absence of such purchase commitments.

Research and Development Activities

Our research and development efforts are focused on two primary paths. The first is to continually review our existing formulas and production processes and structure to evaluate opportunities for cost of goods sold improvements, without degrading the quality or fundamentally changing the consumer appeal taste profile of our existing products. The second major research and development effort is in the development of new flavors or adding in new trending functional characteristics to our existing products, and to develop new beverage types based on consumer insights and trends. The Company’s mission to only provide healthy functional beverages governs our development efforts.

Seasonality

We experience some seasonality whereby the peak summer months show a higher level of sales and consumption. However, the structure of our business and range of products in our portfolio mitigate any major fluctuations. Our revenue during the peak summer months have historically been approximately 20% greater than the peak winter months, and as our portfolio and geographic penetration have further expanded, the level of seasonal peaks has diminished.

Competition

The beverage industry, specifically the healthy beverage industry, is highly competitive. We face intense competition from very large, international corporations, as well as from local and national companies. In addition, we face competition from well-known companies that have large market share.

The intensity of competition in the future is expected to increase and no assurance can be provided that we can sustain our market position or expand our business.

Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition than we have. However, we believe that with our diverse product line, consisting of kombucha tea, green tea, water and energy beverages, it will give us the ability to obtain a large market share, and continue to generate sales and compete in the industry.

Patents and Trademarks

We hold United States trademarks, Serial Numbers 86694956 and 85087186 for Bucha®. We also hold United States trademarks, Serial Numbers 85025636 and 76438612 for Aspen Pure®, Serial Number 85347345 for Just Pure Water®, Serial Number 77312629 for XingEnergy®, Serial Number 77050595 for XingTea®, and Serial Number 77312679 for Xing Soda®, all of which were acquired in our acquisition of Xing. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated either by us or against us for infringement upon proprietary information or improper use of a trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business due to the cost of defending any potential litigation related to infringement. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Government and Industry Regulation

We are subject to a variety of federal, state and local laws and regulations in the U.S. These laws and regulations apply to many aspects of our business including the manufacture, safety, labeling, transportation, advertising and sale of our products. Violations of these laws or regulations in the manufacture, safety, labeling, transportation and advertising of our products could damage our reputation and/or result in regulatory actions with substantial penalties. For example, changes in recycling and bottle deposit laws or special taxes on our beverages and our ingredients could increase our costs. Regulatory focus on the health, safety and marketing of beverage products is increasing. Certain federal or state regulations or laws affecting the labeling of our products, such as California’s “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or could become applicable to our products. At this time, our products do not require government approval, but as federal or state laws change, the manufacture or quality of our products may become subject to additional regulation.

We are also subject to the Securities Act, the Securities and Exchange Act of 1934, and Washington and Colorado Corporation Law. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business, such as the United States Internal Revenue Tax Code and the Washington and Colorado State Tax Codes, as well as international tax codes and shipping tariffs. We will also be subject to proprietary regulations such as United States Trademark and Patent Law as it applies to the intellectual property of third parties. We believe that the effects of existing or probable governmental regulations will be additional responsibilities of management to ensure that we are in compliance with securities regulations as they apply to our products as well as ensuring that we do not infringe on any proprietary rights of others with respect to our products. We will also need to maintain accurate financial records in order to remain compliant with securities regulations as well as any corporate tax liability we incur.

Employees

As of the date of this prospectus, we have 130 fulltime employees. Our activities are managed by our officers and directors.

Property

Our operations, packaging and distribution are currently being conducted out of the offices located at 1700 E. 68th Avenue, Denver, CO 80229. We hold a note that is collateralized by the building on our Colorado property (until the planned sale on March 31, 2017), for which we pay $26,000 per month in principal and interest. We consider the current space to be adequate and will reassess our needs based upon future growth. Our manufacturing facilities are located in Alamosa, Colorado for our Aspen Pure product.

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this prospectus before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. This prospectus also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this prospectus.

Risks Related to our Financial Condition

We have incurred losses to date and may continue to incur losses.

We have incurred net losses since we commenced operations. For the year ended December 31, 2016, our net operating loss was $3,633,079. On a pro forma basis, after giving effect to our acquisition of Xing, we generated pro forma net loss from operations of $3,329,841 for the year ended December 31, 2016. We have incurred net losses in each fiscal year since our inception. We had net losses of $1,031,311 for the nine months ended December 31, 2015 (Successor) and $72,022 for the three months ended March 31, 2015 (Predecessor) on the previous standalone Bucha operation.

We had an accumulated deficit of $6,964,957 as of December 31, 2016. As of December 31, 2015, we had an accumulated deficit of $3,331,878. These losses have had, and likely will continue to have, an adverse effect on our working capital, assets, and equity. In order to achieve and sustain such revenue growth in the future, we must significantly expand our market presence and revenues from existing and new customers. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

Until the acquisition of New Age Beverages, our auditors expressed doubt about our ability to continue as a going concern.

The Report of our Independent Registered Public Accounting Firm with respect to our December 31, 2015 (Successor) financial statements, which do not take into account our acquisition of Xing, which occurred on June 30, 2016. Our Annual Report Form 10-K filed on April 7, 2016 includes an explanatory paragraph stating that the recurring losses, an accumulated deficit and a working capital deficit at December 31, 2015 raise substantial doubt about our ability to continue as a going concern for the previous standalone company (Successor).

We are an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1,000,000,000 or more; (ii) the last date of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1,000,000,000 in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700,000,000, measured on January 1.

We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

A Company that elects to be treated as an emerging growth company shall continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which is deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon it attaining a public float of at least $700,000,000.

Risks Related to our Business

Growth of operations will depend on the acceptance of our products and consumer discretionary spending.

The acceptance of our healthy functional beverage products, including our newly acquired tea, energy drink and bottled water products, by our customers is critically important to our success. Shifts in user preferences away from our products, our inability to develop effective healthy beverage products that appeal to consumers, or changes in our products that eliminate items popular with some consumers could harm our business. Also, our success depends to a significant extent on discretionary user spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience an inability to generate revenue during economic downturns or during periods of uncertainty, where users may decide to purchase beverage products that are cheaper or to forego purchasing any type of healthy beverage products, due to a lack of available capital. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

We cannot be certain that the products that we offer will become, or continue to be, appealing and as a result there may not be any demand for these products and our sales could decrease, which would result in a loss of revenue. Additionally, there is no guarantee that interest in our products will continue, which could adversely affect our business and revenues.

Demand for products which we sell depends on many factors, including:

●	the number of customers we are able to attract and retain over time;

●	the competitive environment in the healthy beverage industry, as well as the beverage industry as a whole, may force us to reduce prices below our desired pricing level or increase promotional spending; and

●	the ability to anticipate changes in user preferences and to meet customers’ needs in a timely cost effective manner;

All of these factors could result in immediate and longer term declines in the demand for the products we plan to offer, which could adversely affect our sales, cash flows and overall financial condition. An investor could lose his or her entire investment as a result.

We have limited management resources and are dependent on key executives.

We are currently relying on key individuals to continue our business and operations and, in particular, the professional expertise and services of Mr. Brent Willis, Chief Executive Officer, as well as key members of our executive management team and others in key management positions. In addition, our future success depends in large part on the continued service of Mr. Willis. We have entered into an employment agreement with Mr. Willis, but the existence of an employment agreement does not guarantee retention of Mr. Willis and we may not be able to retain Mr. Willis for the duration of or beyond the end of his term. If our officers and directors chose not to serve or if they are unable to perform their duties, and we are unable to retain a replacement qualified individual or individuals, this could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace the current officers and directors with other qualified individuals.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.

If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation, our management concluded that there was a material weakness in our internal control over financial reporting for the year ended December 31, 2015. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the year ended December 31, 2015. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Prior to our acquisition of Xing, all of our financial reporting was carried out by external accounting personnel. We believe that the lack of internal accounting staff resulted in a lack of segregation of duties and the accounting technical expertise necessary for an effective system of internal control. Because of the material weakness described above, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective. While we continue to evaluate and improve our internal controls and have acquired an internal cost accounting team as part of the acquisition of Xing, we cannot be certain that these measures will ensure adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. With the addition of the financial resources from the acquisition of Xing, we believe that the weaknesses identified above have been remediated to a significant degree, and have not had any material affect on our financial results. In addition, we have hired a new controller, with public company accounting experience in order to provide for the appropriate segregation of duties. We also believe that with the additional financial resources, and external support, which were added during the third quarter, that multiple levels of supervision and review now exist over period end financial disclosure and reporting processes. As a result, management believes that our material weakness have been effectively remediated.

Competition that we face is varied and strong.

Our products and industry as a whole are subject to competition. There is no guarantee that we can develop or sustain a market position or expand our business. We anticipate that the intensity of competition in the future will increase.

We compete with a number of entities in providing products to our customers. Such competitor entities include: (1) a variety of large multinational corporations engaged in the beverage and healthy beverage industries, including but not limited to companies that have established loyal customer bases over several decades; (2) healthy beverage companies that have an established customer base, and have the same or a similar business plan as we do and may be looking to expand nationwide; and (3) a variety of other local and national healthy beverage companies with which we either currently or may, in the future, compete.

Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and greater name and brand recognition than we have. As a result, these competitors may have greater credibility with both existing and potential customers. They also may be able to offer more products and more aggressively promote and sell their products. Our competitors may also be able to support more aggressive pricing than we will be able to, which could adversely affect sales, cause us to decrease our prices to remain competitive, or otherwise reduce the overall gross profit earned on our products.

Our industry requires the attraction and retention of talented employees.

Success in the beverage industry, specifically as it relates to our healthy functional beverage products, does and will continue to require the acquisition and retention of highly talented and experienced individuals. Due to the growth in the market segment targeted, such individuals and the talent and experience they possess is in high demand. There is no guarantee that we will be able to attract and maintain access to such individuals. If we fail to attract, train, motivate and retain talented personnel, our business, financial condition, and operating results may be materially and adversely impacted, which could result in the loss of your entire investment.

We depend on a limited number of suppliers of raw and packaging materials.

We rely upon a limited number of suppliers for raw and packaging materials used to make and package our products. Our success will depend in part upon our ability to successfully secure such materials from suppliers that are delivered with consistency and at a quality that meets our requirements. The price and availability of these materials are subject to market conditions. Increases in the price of our products due to the increase in the cost of raw materials could have a negative effect on our business.

If we are unable to obtain sufficient quantities of raw and packaging materials, delays or reductions in product shipments could occur which would have a material adverse effect on our business, financial condition and results of operations. The supply and price of raw materials used to produce our products can be affected by a number of factors beyond our control, such as frosts, droughts, other weather conditions, economic factors affecting growing decisions, and various plant diseases and pests. If any of the foregoing were to occur, no assurance can be given that such condition would not have a material adverse effect on our business, financial condition and results of operations. In addition, our results of operations are dependent upon our ability to accurately forecast our requirements of raw materials. Any failure by us to accurately forecast its demand for raw materials could result in an inability to meet higher than anticipated demand for products or producing excess inventory, either of which may adversely affect our results of operations.

We depend on a small number of large retailers for a significant portion of our sales.

Food and beverage retailers in the U.S. and other markets have been consolidating, resulting in large, sophisticated retailers with increased buying power. They are in a better position to resist our price increases and demand lower prices. They also have leverage to require us to provide larger, more tailored promotional and product delivery programs. If we and our bottlers and distributors do not successfully provide appropriate marketing, product, packaging, pricing and service to these retailers, our product availability, sales and margins could suffer. Certain retailers make up a significant percentage of our products’ retail volume, including volume sold by our bottlers and distributors. Some retailers also offer their own private label products that compete with some of our brands. The loss of sales of any of our products by a major retailer could have a material adverse effect on our business and financial performance.

We depend on third party manufacturers for a portion of our business.

A portion of our sales revenue is dependent on third party manufacturers that we do not control. The majority of these manufacturers’ business comes from producing and/or selling either their own products or our competitors’ products. As independent companies, these manufacturers make their own business decisions. They may have the right to determine whether, and to what extent, they manufacture our products, our competitors’ products and their own products. They may devote more resources to other products or take other actions detrimental to our brands. In most cases, they are able to terminate their manufacturing arrangements with us without cause. We may need to increase support for our brands in their territories and may not be able to pass on price increases to them. Their financial condition could also be adversely affected by conditions beyond our control, and our business could suffer as a result. Deteriorating economic conditions could negatively impact the financial viability of third party manufacturers. Any of these factors could negatively affect our business and financial performance.

Failure of third-party distributors upon which we rely could adversely affect our business.

We rely heavily on third party distributors for the sale of our products to retailers. The loss of a significant distributor could have a material adverse effect on our business, financial condition and results of operations. Our distributors may also provide distribution services to competing brands, as well as larger, national or international brands, and may be to varying degrees influenced by their continued business relationships with other larger beverage, and specifically, healthy beverage companies. Our independent distributors may be influenced by a large competitor if they rely on that competitor for a significant portion of their sales. There can be no assurance that our distributors will continue to effectively market and distribute our products. The loss of any distributor or the inability to replace a poorly performing distributor in a timely fashion could have a material adverse effect on our business, financial condition and results of operations. Furthermore, no assurance can be given that we will successfully attract new distributors as they increase their presence in their existing markets or expand into new markets.

Substantial disruption to production at our manufacturing and distribution facilities could occur.

A disruption in production at our beverage manufacturing facility could have a material adverse effect on our business. In addition, a disruption could occur at any of our other facilities or those of our suppliers, bottlers or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, strikes, transportation or supply interruption, government regulation, cybersecurity attacks or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.

We are subject to seasonality related to sales of our products.

Our business is subject to substantial seasonal fluctuations. Historically, a significant portion of our net sales and net earnings has been realized during the period from May through September. Accordingly, our operating results may vary significantly from quarter to quarter. We reported an operating loss for the twelve-month period ended December 31, 2016 (Successor) and December 31, 2015 (Successor). Our operating results for any particular quarter are not necessarily indicative of any other results. If for any reason our sales were to be substantially below seasonal norms, our annual revenues and earnings could be materially and adversely affected.

We may fail to comply with applicable government laws and regulations.

We are subject to a variety of federal, state and local laws and regulations in the U.S. These laws and regulations apply to many aspects of our business including the manufacture, safety, labeling, transportation, advertising and sale of our products. Violations of these laws or regulations in the manufacture, safety, labeling, transportation and advertising of our products could damage our reputation and/or result in regulatory actions with substantial penalties. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures. For example, changes in recycling and bottle deposit laws or special taxes on our beverages and our ingredients could increase our costs. Regulatory focus on the health, safety and marketing of beverage products is increasing. Certain federal or state regulations or laws affecting the labeling of our products, such as California’s “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or could become applicable to our products.

We face various operating hazards that could result in the reduction of our operations.

Our operations are subject to certain hazards and liability risks faced by beverage companies that manufacture and distribute water, tea and energy drink products, such as defective products, contaminated products and damaged products. The occurrence of such a problem could result in a costly product recall and serious damage to our reputation for product quality, as well as potential lawsuits. Although we maintain insurance against certain risks under various general liability and product liability insurance policies, no assurance can be given that our insurance will be adequate to fully cover any incidents of product contamination or injuries resulting from our operations and our products. We cannot assure you that we will be able to continue to maintain insurance with adequate coverage for liabilities or risks arising from our business operations on acceptable terms. Even if the insurance is adequate, insurance premiums could increase significantly which could result in higher costs to us.

Litigation and publicity concerning product quality, health and other issues could adversely affect our results of operations, business and financial condition.

Our business could be adversely affected by litigation and complaints from customers or government authorities resulting from product defects or product contamination. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from buying our products. We could also incur significant liabilities, if a lawsuit or claim results in a decision against us, or litigation costs, regardless of the result. Further, any litigation may cause our key employees to expend resources and time normally devoted to the operations of our business.

Risks Related to our Intellectual Property

It is difficult and costly to protect our proprietary rights.

Our commercial success will depend in part on obtaining and maintaining trademark protection and trade secret protection of our products and brands, as well as successfully defending these trademarks against third-party challenges. We will only be able to protect our intellectual property related to our trademarks and brands to the extent that we have rights under valid and enforceable trademarks or trade secrets that cover our products and brands. Changes in either the trademark laws or in interpretations of trademark laws in the U.S. and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our issued trademarks or in third-party patents. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

We may face intellectual property infringement claims that could be time-consuming and costly to defend, and could result in our loss of significant rights and the assessment of treble damages.

From time to time we may face intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties. Some of these claims may lead to litigation. The outcome of any such litigation can never be guaranteed, and an adverse outcome could affect us negatively. For example, were a third party to succeed on an infringement claim against us, we may be required to pay substantial damages (including up to treble damages if such infringement were found to be willful). In addition, we could face an injunction, barring us from conducting the allegedly infringing activity. The outcome of the litigation could require us to enter into a license agreement which may not be under acceptable, commercially reasonable, or practical terms or we may be precluded from obtaining a license at all. It is also possible that an adverse finding of infringement against us may require us to dedicate substantial resources and time in developing non-infringing alternatives, which may or may not be possible. In the case of diagnostic tests, we would also need to include non-infringing technologies which would require us to re-validate our tests. Any such re-validation, in addition to being costly and time consuming, may be unsuccessful.

Finally, we may initiate claims to assert or defend our own intellectual property against third parties. Any intellectual property litigation, irrespective of whether we are the plaintiff or the defendant, and regardless of the outcome, is expensive and time-consuming, and could divert our management’s attention from our business and negatively affect our operating results or financial condition.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Although we try to ensure that we, our employees, and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we, our employees, or independent contractors have used or disclosed intellectual property in violation of others’ rights. These claims may cover a range of matters, such as challenges to our trademarks, as well as claims that our employees or independent contractors are using trade secrets or other proprietary information of any such employee’s former employer or independent contractors. As a result, we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to our Common Stock and this Offering

The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	our ability to integrate operations, products and services;

●	our ability to execute our business plan;

●	operating results below expectations;

●	litigation regarding product contamination;

●	our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;

●	announcements of new or similar products by our competitors;

●	loss of any strategic relationship, including raw material provider or distributor relationships;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not, and may never pay dividends to shareholders.

We have not declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Our failure to meet the continued listing requirements of NASDAQ could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of NASDAQ, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with NASDAQ listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ listing requirements.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity analyst downgrades our stock or if analysts downgrade our stock or issue other unfavorable commentary or cease publishing reports about us or our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our operations, packaging and distribution are currently being conducted out of the offices located at 1700 E. 68th Avenue, Denver, CO 80229. We hold a mortgage on our Colorado property (expected until March 31, 2017), for which we pay $26,000 per month in principal and interest. We consider the current space to be adequate and will reassess our needs based upon future growth. Our manufacturing facilities are located in Alamosa, Colorado for our Aspen Pure product.

ITEM 3. LEGAL PROCEEDINGS

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the range of high and low bid prices of our common stock as reported and summarized on the NASDAQ market, as applicable, for the periods indicated. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter	High	Low
2015
2015 First Quarter	$0.40	$0.28
2015 Second Quarter	$0.51	$0.31
2015 Third Quarter	$0.47	$0.30
2015 Fourth Quarter	$0.44	$0.29
2016
2016 First Quarter	$0.36	$0.19
2016 Second Quarter	$1.64	$1.42
2016 Third Quarter	$1.70	$1.60
2016 Fourth Quarter	$4.18	$3.95
2017
2017 First Quarter (through March 17, 2017)	$4.49	$3.51

Holders of Our Common Stock

As of the date of this filing we have 1,314 holders of common stock and there are 27,700,895 shares of our common stock outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock for the foreseeable future. The payment of dividends on common stock, if any, in the future is within the discretion of our board of directors and will depend on our earnings, capital requirements and financial condition and other relevant facts. We currently intend to retain all future earnings, if any, to finance the development and growth of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has a long-term incentive plan for employees and other associates adopted July 1, 2016 that allows for up to 1,600,000 shares of common stock, stock options, or stock appreciation rights annually. Although the Company does not expect to ever issue the full annual allotment, it may utilize portions of this amount to incent internal associates and other key business partners to facilitate alignment to and execution of its annual business plans.

Issuer Purchases of Equity Securities

We have not purchased any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Data” and our financial statements and related notes included elsewhere in this Information Statement. Some of the information contained in this discussion and analysis or set forth elsewhere in this Information Statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those described below. You should read the “Risk Factors” section of this Information Statement for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a healthy functional beverage company engaged in the development, marketing, sales and distribution of a portfolio of RTD better-for-you beverages including competitive entrants currently in the kombucha, RTD tea, premium bottled water, and energy drinks segments. We differentiate our brands through functional characteristics and ingredients and offer all natural and certified organic products, with no HFCS, no GMOs, no preservatives, and only all natural flavors, fruits, and ingredients and extended shelf life’s or shelf stable technical advantages. We manufacture our products in our own fully-integrated manufacturing facilities and through a network of six additional manufacturers strategically located throughout the United States. Our products are currently distributed in 10 countries internationally, and in 46 states domestically through a hybrid of four routes to market including our own DSD system that reaches more than 6,000 outlets, and to more than 20,000 other outlets throughout the United States directly through customer’s warehouses, through our network of DSD partners, and through our network of brokers and natural product distributors. Our products are sold through multiple channels including major grocery retail, natural food retail, specialty outlets, hypermarkets, club stores, pharmacies, convenience stores and gas stations. We market our products using a range of marketing mediums including in-store merchandising and promotions, experiential marketing, events, and sponsorships, digital marketing and social media, direct marketing, and traditional media including print, radio, outdoor, and TV.

Highlights

We generate revenue through the commercialization of our portfolio of brands to consumers via our retailer partners. The following are highlights of our operating results for the year ended December 31, 2016 (Successor), as well as for the nine months ended December 31, 2015 (Successor) and three months ended March 31, 2015 (Predecessor) on a standalone, pre-acquisition basis:

The following are highlights of our operating results for the year ended December 31, 2016:

●	Revenue. During the year ended December 31, 2016 (Successor), we generated revenue of $25,301,806. Our revenue for the period is primarily attributed to our acquisition of the Xing brands and the related increase in demand for Xing products, as well as expanded distribution on the Búcha Live Kombucha brand. The 2016 revenue reflects full year Búcha, Inc. results but only 6 months of Xing performance as it was acquired June 30, 2016.

●	Gross Margin. Gross margin was 23%, and gross profit was $5,796,226 for the year ended December 31, 2016 (Successor). Our margin during the year ended December 31, 2016 was due to a trending improvement in cost of goods sold related to raw material sourcing. Cost of goods sold remains the Company’s most significant opportunity to improve net profitability. Our cost of goods sold for the year ended December 31, 2016 (Successor), was $19,505,580. As part of the newly integrated Company, we are pursuing a top to bottom review of every cost input and pursuing all potential cost synergies from the combination of our prior business with the newly acquired Xing brands.

●	Operating expenses. During the year ended December 31, 2016, our operating expenses were $9,422,983. Our operating expenses related to an increased employee base in the Xing division of our business, in addition to one-time expenses associated with the acquisition of Xing that are not expected to be repeated in future periods.

We believe that as a result of the Xing acquisition, our revenue and gross profit will continue to be higher than reported in prior periods. Historically, prior to the acquisition, our cash generated from operations has not been sufficient to meet our expenses. The newly acquired Xing brands, however, generated $222,680 of net income for the year ended December 31, 2014, and $772,308 in net income for the year ended December 31, 2015. We believe that on a consolidated basis, and with the reductions in operating expenses for the Búcha division, the integrated company will generate sufficient cash flow internally to meet its needs. In addition, as part of the financing of the acquisition, we entered into two Credit Agreements on June 30, 2016, whereby we are able to borrow up to $5,900,000 (the “Revolving Commitment Amount”) under a revolving credit line, and whereby we borrowed an additional $4,800,000 under a loan. Each loan amount under the revolving credit line shall accrue interest at an annual rate equal to the Applicable Margin, which ranges from 2.25% to 3.00%, plus the Daily Reset LIBOR Rate. For the revolving credit line, upon an event of default related to a bankruptcy event, the obligations of the lender shall immediately terminate and all loan amounts shall become due and payable. Upon any other event of default under the revolving credit line, the lender may terminate or suspend the obligations of the lender to make loans under the agreement, or declare the loan to be due and payable, or both. During the continuance of an event of default, the loan(s) shall accrue interest at a rate of 5% per annum. As of December 31, 2016, there was $5,650,000 outstanding. With respect to the $4,800,000 loan, of which $4,754,636 is outstanding, all amounts owed shall accrue interest at 4.04% per annum, and the entire loan shall become due and payable on June 30, 2021. Upon an event of default under the loan, the lender may require that the entire loan become due and payable.

The following are highlights of our operating results for the year ended December 31, 2016 (Successor) and the nine months ended December 31, 2015 (Successor) and the three months ended March 31, 2015 (Predecessor):

●	Revenue. During the year ended December 31, 2016, we generated revenue of $25,301,806, an increase of $22,880,054 over our revenues of $1,844,889 for the nine months ended December 31, 2015 (Successor) and $576,863 for the three months ended March 31, 2015 (Predecessor) combined revenue of $2,421,752 for the year ended December 31, 2015 (Successor and Predecessor). The change was attributable to our Xing acquisition.

●

Gross Margin. Gross margin for the year ended December 31, 2016 (Successor) was 22.9%, an increase of 10.0% and a decrease of 7.4% from our gross margin of 12.9% for the nine months ended (Successor) and 30.3% for the three months ended March 31, 2015 (Predecessor). The increase in gross margin was due to several factors, including (1) an increase in gross sales, (2) reduced freight costs and manufacturing labor, and (3) improved raw material and packaging supply costs including gaining the benefits of increased scale.

●

Operating Expenses. During the year ended December 31, 2016 (Successor), our operating expenses were $9,422,983, a combined increase of $8,178,174 as compared to $1,000,453 for the nine months ended December 31, 2015 (Successor) and $244,356 for the three months ended March 31, 2015 (Predecessor). The increase was attributable to (1) transactional costs totaling $1,714,463. On a pro forma basis, which does not include nonrecurring costs of $1,714,463 attributable to our Xing acquisition, our operating expenses were $7,708,520 for the year ended December 31, 2016.

Recent Developments

On January 10, 2017, our wholly owned subsidiary, NABC Properties, LLC, entered into a Purchase and Sale Agreement with an unaffiliated third party. Pursuant to the agreement, NABC Properties, LLC entered into a commitment to sell the property located at 1700 E 68th Avenue, Denver, CO 80229 for a purchase price of $8,900,000. $100,000 of the purchase price was paid upon execution of the agreement, with the balance of $8,800,000 to be paid on or before March 31, 2017. The agreement contains a lease back provision, whereby NABC Properties, LLC shall lease the property for an initial term of ten years, with an option to extend for two successive five year periods. The lease cost is $52,000 per month for the initial year, with two percent annual increases.

Uncertainties in our Business

We believe that the key uncertainties in our business are as follows:

●	We believe that expanding our marketing activities, which may result in significant operating expenses, will be necessary in order to increase product awareness and brand loyalty in order to compete with our competitors, including large and well established brands with access to significant capital resources

●	Customer trends and tastes can change for a variety of reasons including health consciousness, government regulations and variation in demographics. We will need to be able to adapt to changing preferences in the future.

●	Our sales growth is dependent upon maintaining our relationships with existing and future customers, which includes sales to large retailers.

Successor and Predecessor Financial Presentation

Throughout the consolidated financial statements and in this Management’s Discussion and Analysis of Financial Condition and Results of Operation section, we refer to “Successor” and “Predecessor”. For periods after the acquisition of the Búcha® Live Kombucha brand (since April 1, 2015), our operating results and cash flows are referred to as Successor. For periods prior to the acquisition of the Búcha® Live Kombucha brand, our operating results and cash flows are referred to as Predecessor. Where tables are presented in this MD&A, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods.

Results of Operations

The remainder of this MD&A discusses our continuing operations of the newly combined entity including all of the Company’s brands. The comparisons on a twelve months basis for 2016 are of the newly combined entity versus the Bucha, Inc. standalone company in 2015. The year ended comparisons include the breakout of twelve months of the combined new entity and of the Búcha standalone for 2016, compared to Búcha standalone for year ended of 2015, including three months (the first three months of the year) of the predecessor company, B&R Liquid Adventure. Where tables are presented, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods. See further discussion under “Successor and Predecessor Financial Presentation” above.

For the year ended December 31, 2016 (newly Combined Entity) compared to the nine months ended December 31, 2015 (Successor) and the three months ended March 31, 2015 (Predecessor)

	Year Ended December 31, 2016	Nine Months Ended December 31, 2015 Successor	Three Months Ended March 31, 2015 Predecessor

Net revenue	$25,301,806	$1,844,889	$576,863
Cost of goods sold	19,505,580	1,606,141	402,235
Gross profit	5,796,226	238,748	174,628
Operating expenses	9,422,983	1,000,453	244,356
Other expenses	6,322	138,987	2,294
Net loss from continuing operations	(3,633,079)	(900,692)	(72,022)

Revenues

Net revenues for the year ended December 31, 2016 were $25,301,806 as compared to $1,844,889 for the nine months ended December 31, 2015 (Successor) and $576,863 for the three months ended March 31, 2015 (Predecessor). The primary reason for the significant increase was the acquisition of Xing on June 30, 2016.

Sales during the three months ended December 31, 2016 for the portfolio on a proforma basis increased 10.1%, with all brands and divisions growing vs. the three month period in the prior year. The primary reason for the significant increase was the penetration of Búcha® Live Kombucha into the New Age Distribution system, national distribution expansion of the entire portfolio, and continued expansion of the New Age DSD division in Colorado.

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

Cost of Goods Sold

	Year Ended December 31, 2016	Nine Months Ended December 31, 2015 Successor	Three Months Ended March 31, 2015 Predecessor
Production costs/labor/freight expenses	$19,505,580	$1,504,471	$397,135
Depreciation	-	39,170	5,100
Amortization of customer relationships	-	62,500	-
Cost of goods sold	$19,505,580	$1,606,141	$402,235

Total cost of goods sold for the twelve months ended December 31, 2016 was $19,505,580 as compared to $1,606,141 for the nine months ended December 31, 2015 (Successor) and $402,235 for the three months ended March 31, 2015 (Predecessor). The primary reason for the significant increase was the acquisition of Xing on June 30, 2016.

As a percentage of sales, total cost of goods sold was 77.1% for the twelve months ended December 31, 2016 (gross margin of 22.9%). Production costs were $18,932,510 for the twelve months ended December 31, 2016, as compared to $1,504,471 for the nine months ended December 31, 2015 (Successor) and $397,135 for the three months ended March 31, 2015 (Predecessor). The change was directly attributable to our Xing acquisition.

The increase in the gross margin was due to several factors, including (1) a significant increase in gross and net sales, (2) significantly increased scale and efficiencies that led to lower freight costs and transportation costs, and (3) an improvement in the production processes of some of our key products that led to lower overall manufacturing costs.

Improvement in costs of goods sold is one of the Company’s major priorities, and numerous improvement opportunities across each brand have been identified and action plans emplaced to improve gross margins, have already begun to positively impact gross margin, and are expected to significantly impact gross margin in 2017.

Operating Expenses

	Year Ended December 31, 2016	Nine Months Ended December 31, 2015 Successor	Three Months Ended March 31, 2015 Predecessor

Advertising, promotion and selling	$1,584,104	$209,109	$51,516
General and administrative	6,367,606	1,065,954	145,469
Gain on forgiveness of accrued payroll	-	(500,000)	-
Legal and professional	1,471,273	225,390	47,371
Total operating expenses	$9,422,983	$1,000,453	$244,356

Total operating expenses for the twelve months ended December 31, 2016 was $9,422,983, as compared to $1,000,453 for the nine months ended December 31, 2015 (Successor) and $244,356 for the three months ended March 31, 2015 (Predecessor). The primary reason for the significant increase was the acquisition of Xing on June 30, 2016. In addition to the impact of the operating costs of a substantially larger scale enterprise, a significant amount of the increase was also attributable to the transactional costs recognized when acquiring Xing, and numerous other one-time, non-recurring legal and other expenses associated with the integration.

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

 Liquidity and Capital Resources

As of December 31, 2016, we had cash of $529,088.

The acquisition of Xing substantially improved the Company’s resources. With the profitability of the new acquisition, we believe we have sufficient cash and generate sufficient profitability to meet the needs of the combined operation. We estimate our capital needs over the next twelve-month period to be $500,000, which can be funded from the profits of the combined Xing, Búcha operations. If our own combined financial resources and current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. Any sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

During the year ended December 31, 2016, the Company borrowed $200,000 in the form of a convertible promissory note, which included warrants, from an unaffiliated third party. During the year, the convertible promissory note, and warrants were converted into shares of Series B preferred stock. During the year ended December 31, 2016, we entered into a $4,500,000 promissory note issued in connection with our Xing acquisition. The promissory note related to our Xing acquisition accrues interest at a rate of 1.00% per annum, which shall begin to accrue on January 1, 2017. Interest shall be due and payable in arrears on the first day of each month beginning on February 1, 2017 through the maturity date. The maturity date of the promissory note is June 30, 2017.

Working Capital

	December 31, 2016	December 31, 2015
Current assets	$10,005,922	$525,959
Less: current liabilities	11,442,748	571,097
Working capital (deficiency)	$(1,436,826)	$(45,138)

Current assets are primarily comprised of accounts receivable and inventories, which accounts for 47.3% and 44.2% of our current assets as of December 31, 2016 and which accounts for 49.4% and 37.3% of our current assets as of December 31, 2015, respectively.

Current liabilities are comprised of accounts payable and accrued expenses and, as of December 31, 2016, a current portion ($4,562,179) of a note payable, which is due on June 30, 2017.

Increases in our reported assets and liabilities are attributable to our June 30, 2016 acquisition of Xing’s net assets for $19,995,000. The purchase price was allocated to the net assets acquired as follows:

Accounts receivable	$5,627,669
Inventories	4,847,417
Prepaid expenses and other current assets	492,972
Property and equipment, net	7,418,789
Other intangible assets acquired (customer lists)	4,628,800
Goodwill	4,506,227
Assumption of accounts payable, accrued expenses, other current liabilities and mortgage note payable	(7,526,874)
Purchase price	$19,995,000

The acquisition was consummated on June 30, 2016, and as such, the Company assessed the fair value of the various net assets acquired. The Company identified other intangible assets, such as customer lists that were recognized apart from goodwill, and recorded at fair value.

The $4,506,227 of goodwill currently recognized is deductible for income tax purposes over the next fifteen years.

Cash Flows

	Year ended December 31, 2016	Nine months ended December 31, 2015	Three months ended March 31, 2015
	Successor	Successor	Predecessor
Net cash (used in) provided by operating activities	$975,176	$(633,982)	$24,330
Net cash used in investing activities	(8,547,198)	(28,351)	(11,688)
Net cash provided by (used in) financing activities	8,057,254	248,054	(70,874)
Net change in cash	$485,232	$(414,279)	$(58,232)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2016 (Successor) was $975,176. Our Net cash used in operating activities for the nine months ended December 31, 2015 (Successor) was ($633,982). Net cash provided by operating activities for the three months ended March 31, 2015 (Predecessor) was $24,330.

Investing Activities

Net cash used in investing activities is primarily driven by our acquisition of Xing on December 31, 2016 (Successor), whereby we paid $8,500,000, and the acquisition of B&R Liquid Adventure on April 1, 2015 (Successor), whereby we paid $400,000. Net cash used in investing activities for the year ended December 31, 2016 was $(8,547,198). Net cash used in investing activities during the nine months ended December 31, 2015 (Successor) and three months ended March 31, 2015 (Predecessor) were ($28,351) and ($11,688). The primary cause for the change from period to period was cash proceeds and cash payments on discontinued operations and the acquisition of B&R Liquid Adventure during the year ended December 31, 2015 (Successor).

Financing Activities

For the year ended December 31, 2016 (Successor), net cash provided by financing activities of $8,057,254 was due to us borrowing (i) $10,700,000 from US Bank to finance the Xing acquisition. The $10.7 million in debt was secured in two separate notes with U.S. Bank; one note for $4.8 million, which is secured by our Denver, Colorado property; and another revolving note of $5.9 million, which is secured by the company’s inventories and receivables. $2,200,000 of the $10,700,000 was used to pay off the balance from the previous mortgagor and the remaining $8.5 million was used to fund the Xing acquisition. There was additional debt of (ii) $200,000 from an unrelated party pursuant to a convertible note payable (that has since been converted). Net cash provided by financing activities during the nine months ended December 31, 2015 (Successor) was $248,054. Net cash used in financing activities during the three months ended March 31, 2015 (Predecessor) was ($70,874). The primary cause for the change from period to period was cash proceeds and cash payments on notes payables and net factoring advances during the year ended December 31, 2015 (Successor).

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the year ended December 31, 2016.

Newly Issued Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our consolidated financial statements.

Inventories and Provision for Excess or Expired Inventory

Inventories consist of tea ingredients, packaging and finished goods and are stated at the lower of cost (first-in, first-out basis) or market value. Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses on its raw materials.

Long-lived Assets

Our long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Through December 31, 2016, we had not experienced impairment losses on our long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. We place our cash with high credit quality financial institutions. At times such amounts may exceed federally insured limits. Receivables arising from sales of our products are not collateralized. For the year ended December 31, 2016 (Successor), three customers represented approximately 27.5% (14.5%, 7.5% and 5.5%) of revenue. As of December 31, 2016, three customers represented approximately 29.4% (12.3%,8.9% and 8.2%) of accounts receivable. As of December 31, 2015 (Predecessor), three customers represented approximately 92.8% (59.0%, 22.9% and 10.9%) of accounts receivable. For the nine months ended December 31, 2015 (Successor), three customers represented approximately 75.5% (32.7%, 24.2% and 18.6%) of revenue. For the three months ended March 31, 2015 (Predecessor), three customers represented approximately 84.5% (28.1%, 18.9% and 18.6%) of revenue.

Accounts Receivable Factoring Arrangement with Recourse

In April 2015, we entered into a factoring agreement to sell, with recourse, certain receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, we receive an advance of 80% of qualified receivables and maximum amount of outstanding advances at any one time will not exceed $500,000. On July 1, 2016, the Company cancelled its factoring contract. There were no advances received during the year ended December 31, 2016. For the year ended December 31, 2015 (Successor), we received net advances from the factoring of accounts receivable of $110,663 and recognized factoring interest and fees of $34,069. We pay factoring fees associated with the sale of receivables at the rate of 0.67% of the gross face value of the receivable for every ten-day period or fraction thereof from the date of the advance until the receivable is paid in full.

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

Share-Based Compensation

We account for stock-based compensation to employees in accordance with FASB ASC 718, Compensation—Stock Compensation. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. We account for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. We estimate the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the latest fair market price of the Company’s common stock for common share issuances.

Acquisitions

We entered into an Asset Purchase Agreement on May 20, 2016, which closed on June 30, 2016, whereby we acquired substantially all of the operating assets of New Age Beverages, LLC, New Age Properties, LLC, Aspen Pure, LLC and Xing Beverage, LLC (collectively, “Xing”), which are companies engaged in the manufacture and sale of various teas and beverages. The transaction was disclosed in a Form 8-K filed on May 23, 2016, and an amended Form 8-K filed on June 30, 2016. Upon the closing of the acquisition, we received substantially all of the operating assets of Xing, consisting of inventory, fixed assets and intellectual property in exchange for an aggregate purchase price of $19,995,000, consisting of $6,995,000 worth of our common stock, consisting of 4,353,915 shares of common stock, $8,500,000 in cash, and a secured promissory note in an amount of $4,500,000. The promissory note shall accrue interest of 1% per annum, beginning after six months from the Closing Date, and shall be secured by a second lien on our assets. The shares of common stock issued pursuant to the acquisition are subject to an additional leak out provision, which states that upon the date that is six months after Closing Date, the holders of the shares may only sell up to fifteen percent of the shares held by such shareholder each calendar quarter for an additional twelve month period, meaning that the leak out provision will expire 18 months from the Closing of the acquisition.

On April 1, 2015 we entered into an Asset Purchase Agreement whereby we acquired substantially all of the operating assets of B&R Liquid Adventure, LLC a California Limited Liability Company. Upon the closing of the acquisition, we received substantially all of the operating assets of B&R, consisting of inventory, fixed assets and intellectual property in exchange for 1,479,290 shares of common stock valued at $500,000, a cash payment of $260,000, and a secured promissory note in an amount of $140,000. In addition, the Company assumed $121,416 of scheduled liabilities. The shares of common stock issued pursuant to the acquisition are restricted under Rule 144, and are also subject to an additional leak out provision, which states that upon the date that is six months after Closing, the holders of the shares may only sell up to fifteen percent of the shares held by such shareholder each calendar quarter for an additional twelve month period, meaning that the leak out provision will expire 18 months from the Closing of the acquisition.

Capital Expenditures

Other Capital Expenditures

We expect to incur research and development costs, as well as marketing expenses in connection with the expansion of our business and the development of our products.

Going Concern

The Report of our Independent Registered Public Accounting Firm with respect to our December 31, 2015 consolidated financial statements as provided in our Form 10-K filed on April 7, 2016 includes an explanatory paragraph stating that the recurring losses, an accumulated deficit and a working capital deficit at December 31, 2015 raise substantial doubt about our ability to continue as a going concern.

We believe that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Future Contractual Obligations and Commitment

We incur contractual obligations and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contracts, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related operating activities.

As of December 31, 2016, we have no future contractual obligations or commitments, other than our distribution agreements, lease agreements and the promissory note related to the Xing acquisition.

Off-Balance Sheet Arrangements

As of December 31, 2016, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

●	liquidity or market risk support to such entity for such assets;

●	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

●	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to us, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of New Age Beverages Corporation

We have audited the accompanying consolidated balance sheets of New Age Beverages Corporation and its subsidiaries as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Age Beverages Corporation and its subsidiaries as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Accell Audit & Compliance, P.A.

Tampa, Florida

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

New Age Beverages Corporation

(formerly American Brewing Company, Inc. and Búcha, Inc.)

We have audited the accompanying balance sheet of New Age Beverages Corporation (formerly American Brewing Company, Inc. and Búcha, Inc.) (the “Company”) as of December 31, 2015, and the related statements of operations, members’ capital and stockholders’ equity (deficit), and cash flows for the nine months ended December 31, 2015 (Successor) and for the three months ended March 31, 2015 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Age Beverages Corporation (formerly American Brewing Company, Inc. and Búcha, Inc.) as of December 31, 2015, and the results of its operations and its cash flows for the nine months ended December 31, 2015 (Successor) and for the three months ended March 31, 2015 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 5, 2016

NEW AGE BEVERAGES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$529,088	$43,856
Accounts receivable, net of allowance for doubtful accounts	4,729,356	259,619
Inventories	4,420,632	196,220
Prepaid expenses and other current assets	326,846	26,264
Total current assets	10,005,922	525,959

Property and equipment, net of accumulated depreciation	7,286,201	66,336
Goodwill	4,895,241	389,014
Customer relationships, net of accumulated amortization	4,538,674	187,500
Total assets	$26,726,038	$1,168,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued expenses and other current liabilities	$6,880,569	$460,434
Factoring payable	-	110,663
Current portion of notes payable	4,562,179	-
Total current liabilities	11,442,748	571,097

Notes payable, net of unamortized discounts and current portion	10,374,675	78,931
Related party debt, net of unamortized discount	29,961	23,669
Total liabilities	21,847,384	673,697

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 21,900,106 shares issued and outstanding at December 31, 2016, and 15,435,651 shares issued and outstanding at December 31, 2015	21,900	15,436
Series A Preferred stock, $0.001 par value: 250,000 shares authorized, 250,000 shares issued and outstanding	250	250
Series B Preferred stock, $0.001 par value: 300,000 shares authorized, 284,807 shares issued and outstanding at December 31, 2016, and 254,807 shares issued and outstanding at December 31, 2015	285	255
Additional paid-in capital	11,821,176	3,811,049
Accumulated deficit	(6,964,957)	(3,331,878)
Total stockholders’ equity	4,878,654	495,112
Total liabilities and stockholders’ equity	$26,726,038	$1,168,809

See accompanying notes, which are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Nine Months ended	Three Months ended
	December 31, 2016	December 31, 2015	March 31, 2015
	Successor	Successor	Predecessor

REVENUES, net	$25,301,806	$1,844,889	$576,863
Cost of Goods Sold	19,505,580	1,606,141	402,235

GROSS PROFIT	5,796,226	238,748	174,628

OPERATING EXPENSES:
Advertising, promotion and selling	1,584,104	209,109	51,516
General and administrative	6,367,606	1,065,954	145,469
Gain on forgiveness of accrued payroll	-	(500,000)	-
Legal and professional	1,471,273	225,390	47,371
Total operating expenses	9,422,983	1,000,453	244,356

LOSS FROM OPERATIONS	(3,626,757)	(761,705)	(69,728)

OTHER INCOME (EXPENSE):
Interest expense	(299,080)	(138,988)	(2,294)
Other income	292,758	1	-
Total other expense	(6,322)	(138,987)	(2,294)

LOSS FROM CONTNUING OPERATIONS	(3,633,079)	(900,692)	(72,022)

Loss on sale of discontinued operations	-	(256,773)	-
Income from discontinued operation	-	126,154	-

NET LOSS	$(3,633,079)	$(1,031,311)	$(72,022)

NET LOSS PER SHARE – BASIC AND DILUTED
Continuing operations	$(0.10)	$(0.06)
Discontinued operations	0.00	(0.01)
	$(0.10)	$(0.07)

See accompanying notes, which are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

STATEMENT OF MEMBERS’ CAPITAL AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2016 and 2015

	Common stock		Series A Preferred Capital		Series B Preferred Capital		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

PREDECESSOR
Balance at December 31, 2014	1,366,042	$(35,000)	6,205,558	$4,327,628	-	$-	$126,328	$(4,863,782)	$(444,826)

Net loss	-	-	-	-	-	-	-	(72,022)	(72,022)
Balance at March 31, 2015	1,366,042	$(35,000)	6,205,558	$4,327,628	-	$-	$126,328	$(4,935,804)	$(516,848)

SUCCESSOR
Balance at April 1, 2015	13,045,220	$13,046	250,000	$250	229,807	$230	$2,916,184	$(2,300,567)	$629,143

Common stock issued in B&R acquisition	1,479,290	1,479	-	-	-	-	498,521	-	500,000
Common stock issued for cash	204,000	204	-	-	-	-	60,996	-	61,200
Series B Preferred stock issued for cash	-	-	-	-	25,000	25	24,975	-	25,000
Common stock issued for services	707,141	707	-	-	-	-	310,373	-	311,080
Net loss	-	-	-	-	-	-	-	(1,031,311)	(1,031,311)
Balance at December 31, 2015	15,435,651	15,436	250,000	250	254,807	255	3,811,049	(3,331,878)	495,112

Common stock issued in Xing acquisition	4,353,915	4,354	-	-	-	-	6,990,646	-	6,995,000
Stock-based compensation	2,068,540	2,068	-	-	30,000	30	980,370	-	982,468
Exercise of warrant	42,000	42	-	-	-	-	20,958	-	21,000
Issuance of warrant	-	-	-	-	-	-	18,153	-	18,153
Net loss	-	-	-	-	-	-	-	(3,633,079)	(3,633,079)

Balance at December 31, 2016	21,900,106	$21,900	250,000	$250	284,807	$285	$11,821,176	$(6,964,957)	$4,878,654

See accompanying notes, which are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	The Year Ended	Nine Months ended	Three Months ended
	December 31, 2016	December 31, 2015	March 31, 2015
	Successor	Successor	Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,633,079)	$(1,031,311)	$(72,022)
Adjustments to reconcile net loss to net cash provided by(used in) operating activities:
Depreciation expense	523,748	10,215	5,100
Depreciation expense from discontinued operations	-	115,441	-
Amortization of debt discount	46,940	68,466	-
Amortization of customer relationships	-	62,500	-
Bad debt expense	-	-	-
Gain on forgiveness of accrued payroll	-	(500,000)	-
Accrued acquisition costs	753,857	-	-
Common stock issued for services	982,468	311,080	-
Loss on sale of discontinued operations	-	256,773	-
Changes in operating assets and liabilities:
Accounts receivable	1,157,932	(272,175)	(23,277)
Inventories	623,005	100,419	105,419
Prepaid expenses and other current assets	192,389	58,271	5,695
Accounts payable	327,916	142,307	(1,685)
Accrued expenses and other current liabilities		44,032
Reserve for legal settlement	-	-	5,100
Net cash provided by (used in) operating activities	975,176	(633,982)	24,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47,198)	(22,951)	(11,688)
Purchase of property and equipment in discontinued operations	-	(1,050)	-
Cash received from sale of discontinued operations	-	395,650	-
Cash paid to acquire the combined assets of Xing Beverage, LLC	(8,500,000)	-	-
Repayment of note issued for acquisition of assets of B&R Liquid Adventure	-	(140,000)	-
Acquisition of assets of B&R Liquid Adventure	-	(260,000)	-
Net cash used in investment activities	(8,547,198)	(28,351)	(11,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and bank indebtedness	10,700,000	288,320	-
Proceeds from convertible note payable	200,000	-	-
Net factoring advances	(110,663)	110,663	-
Exercise of stock warrant	21,000	-	-
Issuance of common stock for cash	-	61,200	-
Issuance of Series B Preferred stock for cash	-	25,000	-
Payments on convertible notes payable to related parties	-	-	(69,000)
Repayment of notes payable to related party	-	(50,750)	-
Repayment of notes payable and capital lease obligations	(2,753,083)	(186,379)	(1,874)
Net cash provided by (used in) financing activities	8,057,254	248,054	(70,874)

NET CHANGE IN CASH	485,232	(414,279)	(58,232)
CASH AT BEGINNING OF PERIOD	43,856	458,135	125,312
CASH AT END OF PERIOD	$529,088	$43,856	$67,080

See accompanying notes, which are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

New Age Beverages Corporation (the “Company”) was formed under the laws of the State of Washington on April 26, 2010 under the name American Brewing Company, Inc. On April 1, 2015, the Company acquired the assets of B&R Liquid Adventure (see Note 4), which included the brand Bucha® Live Kombucha. On June 30, 2016, the Company acquired the combined assets of New Age Beverages, LLC, Aspen Pure, LLC, New Age Properties, LLC and Xing Beverage, LLC (see Note 3) and changed the company’s name to New Age Beverages Corporation. The Company manufactures, markets and sells a portfolio of healthy functional beverages including XingTea®, an all-natural, non-GMO, non-HFCS premium Ready to Drink (RTD) Tea; Aspen Pure®, an artesian-well, naturally-high PH balanced, source water from the Colorado Rocky Mountains; XingEnergy®, an all-natural, vitamin-enriched, non-GMO, Non-HFCS Energy Drink; and Búcha® Live Kombucha, an organic, all natural, fermented kombucha tea. The portfolio is distributed through the Company’s own Direct Store Distribution (DSD) network in Colorado and surrounding states, throughout the United States both direct to major retailers and through its network of DSD partners, and in 10 countries around the world. The brands are sold in all channels of distribution including Hypermarkets, Supermarkets, Pharmacies, Convenience, Gas and other outlets.

On October 1, 2015 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “APA”) whereby the Company sold its assets and various liabilities related to its brewery and micro-brewing operations to AMBREW, LLC, a Washington limited liability company (“AMBREW”). On the closing date, the parties executed all documents related to the transaction. Under the terms of the APA, the assets sold consisted of accounts receivable, inventories, prepaid assets and property and equipment. The liabilities consisted of brewing-related contracts held by the Company, liabilities related to inventory as well as lease obligations. The Company recognized the sale of its brewery and micro-brewing operations as a discontinued operation, in accordance with Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (see Note 13).

Since October 1, 2015, the Company is focusing exclusively on its búcha® Live Kombucha business, which produces a gluten-free, organic certified sparkling kombucha tea.

Basis of Presentation

The accompanying audited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (or U.S. GAAP) and with the Securities and Exchange Commission’s (or “SEC”) instructions for the Form 10-K. The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts within our consolidated financial statements. Although management believes these estimates to be reasonably accurate, actual amounts may differ.

The accompanying consolidated financial statements have been presented on a comparative basis. For periods after the acquisition of the Búcha® Live Kombucha brand (since April 1, 2015), our operating results are referred to as Successor. For periods prior to the acquisition of the Búcha® Live Kombucha brand, our operating results are referred to as Predecessor. Where applicable, a black line separates the Successor and Predecessor financial information to highlight the lack of comparability between the periods.

Principles of Consolidation

The consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany transactions and balances have been eliminated.

Reclassifications

Our operating results for the nine months ended December 31, 2015 (Successor) incorporate certain reclassifications necessary to remove our prior micro-brewing operations and brewery from our continuing operations and report them as discontinued operations. Further, our net (loss) income per share has been changed accordingly to report per-share amounts from continuing and discontinued operations.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates and assumptions made by management include allowance for doubtful accounts, inventory valuation, provision for excess or expired inventory, depreciation of property and equipment, realizability of long-lived assets and fair market value of equity instruments issued for goods or services. The current economic environment has increased the degree and uncertainty inherent in these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2016 and 2015 included cash on-hand.  Cash equivalents are considered all accounts with an original maturity date within 90 days.

Accounts Receivable and Factoring Arrangement with Recourse

The Company’s accounts receivable primarily consists of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company’s allowance for doubtful accounts was $46,350 as of December 31, 2016 and zero as of December 31, 2015.

On April 2, 2015, the Company entered into a factoring agreement to sell, with recourse, certain receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the Company receives an advance of 80% of qualified receivables and maximum amount of outstanding advances at any one time will not exceed $500,000. For the nine months ended December 31, 2015 (Successor), we received net advances from the factoring of accounts receivable of $110,663 and recognized factoring interest and fees of $34,069. The Company’s factoring fees associated with the sale of receivables at the rate of 0.67% of the gross face value of the receivable for every ten-day period or fraction thereof from the date of the advance until the receivable is paid in full. On July 1, 2016, the Company cancelled its factoring contract. As of December 31, 2016, the Company has no factoring payable liability as compared to $110,663 as of December 31, 2015.

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

For the year ended December 31, 2016, three customers represented approximately 27.5% (14.5%, 7.5% and 5.5%) of revenue. As of December 31, 2016, three customers represented approximately 29.4% (12.3%,8.9% and8.2%) of accounts receivable.

As of December 31, 2015, three customers represented approximately 92.8% (59.0%, 22.9% and 10.9%) of accounts receivable. For the nine months ended December 31, 2015 (Successor), three customers represented approximately 75.5% (32.7%, 24.2% and 18.6%) of revenue. For the three months ended March 31, 2015 (Predecessor), three customers represented approximately 84.5% (28.1%, 18.9% and 18.6%) of revenue.

Accounting for Derivative Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Accounting Standards Codification (“ASC”) Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity.  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.  The Company determined that none of its financial instruments meet the criteria for derivative accounting as of December 31, 2016 and December 31, 2015.

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

Fair Value of Financial Instruments

The carrying amount of the financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relative short maturity of such instruments. The carrying amount of the Company’s debt approximates its fair value as it bears interest at market rates of interest after taking into consideration the debt discounts.

ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair-value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The first step involves comparing the fair value of a company’s reporting units to their carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. The Company performed a qualitative assessment and determined there was no impairment of goodwill for the years ended December 31, 2016 and 2015.

Customer relationships are recorded at acquisition cost less accumulated amortization and impairment. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated. As of December 31, 2016 and 2015; respectively, accumulated amortization was $340,126 and $62,500, respectively. Amortization expense was $277,626 and $62,500 for the year ended December 31, 2016 (Successor) and nine months ended December 31, 2015 (Successor), respectively. There was no amortization expense for customer relationships for the three months ended March 31, 2015 (Predecessor).

Long-lived Assets

Long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance of the ASC 360, Property, Plant, and Equipment. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Through December 31, 2016, the Company had not experienced impairment losses on the long-lived assets as management determined that there were no indicators that the carrying amount of the asset may not be recoverable.

Share-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718 Compensation—Stock Compensation.  Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period.  The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50.  Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period.  The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the latest fair market price of the Company’s common stock for common share issuances.

Inventories and Provision for Excess or Expired Inventory

Inventories consist of tea ingredients, packaging and finished goods and are stated at the lower of cost (first-in, first-out basis) or market value.  Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses on its raw materials.  There was no reserve for obsolescence as of December 31, 2016 and December 31, 2015.

Property and Equipment

Property and equipment consists primarily of building and brewing equipment and are stated at cost.  Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets, generally five to forty years.  Major renewals and betterments that extend the life of the property are capitalized.  Expenditures for repairs and maintenance are expensed as incurred.

Revenue Recognition

The Company’s products are distributed in major health and grocery chains throughout North America.  Revenue is recognized upon delivery of goods to the customer.  An allowance for estimated returns is provided at the time of the sale.  In accordance with the guidance in FASB Topic ASC 605, Revenue Recognition, the Company recognizes revenue when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the fee is fixed or determinable, and (d) collectability is reasonable assured.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs and customer incentives, are a common practice in the beverage industry.  The Company incurs customer program costs to promote sales of products and to maintain competitive pricing.  Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition—Customer Payments and Incentives, based on the nature of the expenditure.

Cost of Goods Sold

Cost of goods sold mainly consisted of raw material costs, packaging costs, direct labor and certain overhead allocated costs.  Costs are recognized when the related revenue is recorded.  Shipping and handling costs for all wholesale sales transactions are billed to the customer and are included in costs of goods sold for all periods presented.

Advertising, Promotions and Sales

Advertising, promotional and selling expenses consisted of sales salaries, tap handles, media advertising costs, sales and marketing expenses, and promotional activity expenses and are recognized when incurred in the accompanying consolidated statement of operations.

General and Administrative Expenses

General and administrative expenses consisted of professional service fees, rent and utility expenses, meals, travel and entertainment expenses, and other general and administrative overhead costs.  Expenses are recognized when incurred.

Income Taxes

Successor

The Company accounts for income taxes pursuant to the provisions of ASC 740, Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards. The Company provides a valuation allowance on our deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. The Company has a valuation allowance against 100% of the net deferred tax assets.

ASC 740 requires that the Company recognize in the consolidated financial statements the effect of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The first step is to determine whether or not a tax benefit should be recognized. A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities. The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known. For tax liabilities, the Company recognizes accrued interest related to uncertain tax positions as a component of income tax expense, and penalties, if incurred, are recognized as a component of operating expense.

Predecessor

The Predecessor is a limited liability corporation and is classified as a partnership for income tax purposes.  The Predecessor profits and losses are reportable by the members on their respective income tax returns.  Accordingly, no provision for income taxes has been reflected in these financial statements.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding.  Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive.  As the Company incurred net losses for the periods ended December 31, 2016 and 2015 (Successor) and March 31, 2015 (Predecessor), no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.  Therefore, basic and dilutive net income (loss) per share were the same.  If the Company had net income, potential dilutive securities consist of warrants to purchase 100,000 and 1,127,000 shares of common stock as of December 31, 2016 and December 31, 2015, respectively.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. This ASU must be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is considering the alternatives of adoption of this ASU and is conducting its review of the likely impact to the existing portfolio of customer contracts entered into prior to adoption. After completing its review, the Company will continue to evaluate the effect of adopting this guidance upon the Company results of operations, cash flows and financial position. Currently, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements except that there are significant additional reporting requirements under the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of this new standard on the consolidated financial statements and the Company has yet to determine the overall impact this ASU is expected to have. The likely impact will be one of presentation only on the consolidated balance sheet. The Company leases primarily consist of operating leases with varying expiration dates through 2020 and annual rent expense for 2016 is approximately $0.1 million.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815). This ASU is related to the embedded derivative analysis for debt instruments with contingent call or put options. This ASU clarifies that an exercise contingency does not need to be evaluated to determine whether it relates only to interest rates or credit risk. Instead, the contingent put or call option should be evaluated for possible bifurcation as a derivative in accordance with the four-step decision sequence detailed in FASB ASC 815-15, without regard to the nature of the exercise contingency. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). This ASU is related to reporting revenue gross versus net, or principal versus agent considerations. This ASU is meant to clarify the guidance in ASU 2014-09, Revenue from Contracts with Customers, as it pertains to principal versus agent considerations. Specifically, the guidance addresses how entities should identify goods and services being provided to a customer, the unit of account for a principal versus agent assessment, how to evaluate whether a good or service is controlled before being transferred to a customer, and how to assess whether an entity controls services performed by another party. This ASU has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the effect and methodology of adopting this new accounting guidance upon the results of operations, cash flows and financial position. The Company has begun to consider the alternatives of adoption of this ASU, and has started its review of the likely impact to the existing portfolio of customer contracts entered into prior to adoption. The Company will also continue to evaluate the effect of adopting this guidance upon its results of operations, cash flows and financial position. Currently, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements except that there are significant additional reporting requirements under the new standard.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). This ASU is related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures and minimum statutory tax withholding requirements. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. This ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU is meant to clarify the guidance in FASB ASU 2014-09, Revenue from Contracts with Customers. Specifically, the guidance addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. This ASU has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is considering the alternatives of adoption of this ASU and will continue to review the likely impact to the existing portfolio of customer contracts entered into prior to adoption. The Company will continue to evaluate the effect of adopting this guidance upon its results of operations, cash flows and financial position. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements except that there are significant additional reporting requirements under the new standard.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; (2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; (3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; and (4) Accounting for Gas-Balancing Arrangements (i.e., use of the “entitlements method”), which is codified in paragraph 932-10-S99-5. This ASU becomes effective upon adoption of ASU 2014-09, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company has not yet begun to consider the alternatives of adoption of this ASU or its impact on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU does not change the core principle of the guidance in Topic 606. Instead, the amendments provide clarifying guidance in a few narrow areas and add some practical expedients to the guidance. This ASU has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements. The Company is considering the alternatives of adoption of this ASU. Currently, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements except that there are significant additional reporting requirements under the new standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company has not adopted this ASU and currently the Company has determined there to be no impact of this ASU on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and currently the Company has determined there to be no impact of this ASU on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of December 31, 2016, the Company had an accumulated deficit of $6,964,957 and for the year then ended incurred operating losses of $3,633,079 (all of which was attributed to the losses of Búcha, Inc., and one-time expenses associated with the integration and up-listing onto the NASDAQ exchange and acquisition of Xing.) For the year ended December 31, 2016, the Company generated cash from operating activities of $975,176.

With the acquisition of Xing (see Note 3), the Company believes that its current operations combined with its current cash at December 31, 2016 will be sufficient to meet the Company’s operating liquidity, capital expenditure and debt repayment requirements for at least the next one year from the date of issuance of these consolidated financial statements.

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

The purchase price was allocated to the net assets acquired based on their estimated fair values as follows:

Cash	$8,500,000
Seller’s note	4,500,000
Stock	6,995,000
Purchase price	$19,995,000

Accounts receivable	$5,627,669
Inventories	4,847,417
Prepaid expenses and other current assets	492,972
Property and equipment, net	7,418,789
Other intangible assets acquired (customer lists)	4,628,800
Assumption of accounts payable, accrued expenses, other current liabilities and mortgage note payable	(7,526,874)
15,488,773
Goodwill	4,506,227
$19,995,000

The acquisition was consummated on June 30, 2016, and as such, the Company assessed the fair value of the various net assets acquired. The Company identified other intangible assets, such as customer lists that were recognized apart from goodwill, and recorded at fair value.

The $4,506,227 of goodwill currently recognized is deductible for income tax purposes over the next fifteen years.

In connection with the acquisition of Xing Beverage, LLC, the Company incurred transactional costs totaling $1,714,463, which has been recognized as expense as of December 31, 2016 (Successor). Of these costs, $1,326,108 was included in legal and professional fee expense and $388,355 was included in general and administrative expenses. Legal and professional fee expense includes the Company issuing a total of 167,994 shares of common stock to several consultants for transactional services provided. The shares were fair valued at $1.61 per share. The balance represents legal and professional fees incurred that have or are going to be paid in cash. The general and administrative expense of $388,355 was pursuant to an employment agreement entered into during the first quarter of 2016, whereby an officer earned 1,078,763 shares of common stock upon the consummation of the Xing acquisition. These shares were fair valued at $0.36 per share, which is the Company’s traded stock price when entering into the employment agreement.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION OF XING BEVERAGE, LLC (continued)

The following pro forma financial results reflects the historical operating results of the Company, including the Predecessor for the three months ended March 31, 2015, and those of Xing, as if Xing was acquired on January 1, 2015. The pro forma financial information includes an adjustment to remove $1,714,463 of one-time transactional costs that were expensed during the year ended December 31, 2016 (Successor). These one-time costs were removed for pro forma purposes as the costs were non-recurring. A pro-forma adjustment was also made to increase amortization expense for $194,293 to reflect a full year’s worth of amortization related to other intangibles (customer lists). No adjustments have been made for synergies that may result from the acquisition. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of such dates or periods, or of the Company’s future operating results.

	Year ended December 31, 2016	Year ended December 31, 2015

Revenues	$50,364,647	$48,449,630
Net loss from continuing operations	$(865,299)	$(407,156)
Net income from discontinued operations	-	(130,619)
Net loss	$(865,299)	$(537,775)
Income (loss) per share – Basic and diluted
Continuing operations	$(.04)	$(0.03)
Discontinued operations	-	(0.01)
	$(.04)	$(0.04)
Weighted average number of common shares outstanding – Basic and Dilutive	21,900,106	16,789,376

Adjustments to the fair values of the assets acquired, which are subject to change, could have a material impact on these pro forma combined results.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACQUISITION OF ASSETS OF B&R LIQUID ADVENTURE, LLC

On April 1, 2015, the Company acquired substantially all of the operating assets of B&R Liquid Adventure, LLC, a California Limited Liability Company (“B&R”).  B&R is engaged in the manufacture of búcha® Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  On April 1, 2015, the parties executed all documents related to the acquisition.  Upon the closing of the acquisition, the Company received substantially all of the operating assets of B&R, consisting of inventory, fixed assets and intellectual property.

Kombucha, a fermented, probiotic tea beverage, offers a myriad of health benefits.  With the acquisition of the búcha® Live Kombucha brand, which features eight flavors, the Company plans to leverage its brewing expertise to expand distribution in major health and grocery chains throughout North America.

The purchase price of the operating assets of B&R was a cash payment of $260,000, a secured promissory note in an amount of $140,000 and the issuance 1,479,290 shares of common stock valued at $500,000. In addition, the Company assumed $121,416 of scheduled liabilities.

The 1,479,290 shares of common stock were issued with “price protection” for a period of 18 months, meaning that on the date that is 18 months from the date of the acquisition, if the market value of the common stock issued pursuant to the acquisition is less than $500,000, the Company shall issue additional shares so the aggregate amount of shares held by B&R is equal to a market value of $500,000 based on the average closing bid price of the common stock for the five days prior thereto.  The Company determined the fair value of the 1,479,290 shares issued as of October 1, 2016 to be higher than $500,000, and thus no additional shares were due under this “price protection” provision.

The Company accounted for its acquisition of the operating assets of B&R using the acquisition method of accounting. B&R’s inventory, fixed assets and identifiable intangible assets acquired and liabilities assumed were recorded based upon their estimated fair values as of the closing date of the acquisition. The excess of purchase price over the value of the net assets acquired was recorded as goodwill. Total purchase consideration was as follows:

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

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

Inventories consist of brewing materials, tea ingredients, bulk packaging and finished goods. The cost elements of work in process and finished goods inventory consist of raw materials and direct labor. Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses on its raw materials. Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. When acquiring Xing, the Company’s inventory balance increased by $4,847,417.

Inventories consisted of the following as of:

	December 31, 2016	December 31, 2015
Raw materials	$458,582	$46,928
Work-in-process	-	5,798
Finished goods	3,962,050	143,494
	$4,420,632	$196,220

NOTE 6 – CUSTOMER RELATIONSHIPS

Customer relationships consisted of the following as of:

	December 31, 2016	December 31, 2015

Customer relationships	$4,878,800	$250,000
Less: accumulated amortization	(340,126)	(62,500)
	$4,538,674	$187,500

Customer relationships were evaluated as part of the tangible and intangible assets acquired in the acquisition of Xing and B&R (see Notes 3 and 4) and recorded at their fair market value. When acquiring Xing, the Company’s customer relationship balance increased by $4,628,800. Amortization expense is computed on a straight-line basis of three years for B&R’s customer relationships and 15 years for Xing’s customer relationships, which was determined to be the useful life.  Amortization expense was $277,626 and $62,500 for the year ended December 31, 2016 (Successor) and for the nine months ended December 31, 2015 (Successor). Amortization expense was zero for the three months ended March 31, 2015 (Predecessor).  Amortization expense is classified as cost of goods sold in the consolidated statements of operations for the nine months ended December 31, 2015 (Successor) and three months ended March 31, 2015 (Predecessor).

As of December 31, 2016, amortization expense for the next five years for customer relationships is as follows:

Year Ended December 31,	Amount
2017	$391,920
2018	$329,420
2019	$308,587
2020	$308,587
2021	$308,587
Thereafter	$2,891,574
Total	$4,538,674

NOTE 7 – PROPERTY AND EQUIPMENT

When acquiring Xing, the Company's property and equipment balance increased by $7,418,789. The Company's property and equipment consisted of the following as of:

	December 31, 2016	December 31, 2015
Land and building	$6,070,000	$-
Trucks and coolers	963,474	-
Other property and equipment	509,064	76,551
Less: accumulated depreciation	(256,337)	(10,215)
	$7,286,201	$66,336

Depreciation expense, computed on the basis of three to five year useful lives for all property and equipment, and a 40-year useful life on the building, was $246,122 for the year ended December 31, 2016 (Successor). For the year ended December 31, 2015 (Successor), depreciation expense was $125,656. Depreciation expense from continuing operations was $10,215 and $5,100 for the nine months ended December 31, 2015 (Successor) and the three months ended March 31, 2015 (Predecessor), respectively. Depreciation expense is classified as cost of goods sold in the consolidated statement of operations for the nine months ended December 31, 2015 (Successor) and three months ended March 31, 2015 (Predecessor). Depreciation expense from discontinued operations was $115,411 for the nine months ended December 31, 2015 (Successor).

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE, CONVERTIBLE NOTE PAYABLE AND CAPITAL LEASES

Notes payable consisted of the following as of:

	December 31, 2016	December 31, 2015
Revolving note payable due bank	$5,650,000	$-
Note payable due to bank – secured by building	4,754,636	-
Seller’s note payable	4,500,000	-
Note payable, net of unamortized discounts of $98,575 and $121,069 as of December 31, 2016 and 2015, respectively	32,218	78,931
	14,936,854	78,931
Less: current portion	(4,562,179)	-
Long-term portion, net of unamortized discounts	$10,374,675	$78,931

In connection with the Acquisition of Xing, the Company entered into several notes payable with a bank and received proceeds of $10.7 million. One note payable is for $4,800,000, bears interest at 4.04%, and is secured by the Company’s land and building. Principal and interest is payable in monthly installments of $25,495 through June 2021 at which time the unpaid principal balance is due. The other note payable is a revolving credit facility that allows borrows up to $5.9 million, bears interest payable monthly at LIBOR plus a margin ranging from 2.25% to 3.00% depending on the current ratio of payment obligations to earnings as defined in the agreement, and is secured by the Company’s assets. The amount that maybe borrowed under the revolving credit facility is based on the Company’s eligible receivables, inventory and fixed assets, and is reduces by $50,000 each month beginning August 1, 2016 until the facility has been reduced down to $2,900,000. The revolving credit facility matures on June 30, 2018. As of December 31, 2016, there are no available borrowings under the revolving credit facility.

The Company also issued a $4,500,000 note payable to a selling shareholder of Xing. This seller’s note bears interest, payable monthly, at 1% per year, beginning after December 31, 2016. The loan matures on June 30, 2017.

On March 19, 2016, the Company entered into a Securities Purchase Agreement with an unaffiliated third party, whereby the Company sold a Convertible Promissory Note in an amount of $200,000. The purchaser also received a three-year Warrant to purchase 100,000 shares at an exercise price of $0.40 per share. The Company has allocated the loan proceeds among the debt and the warrant based upon relative fair values. The relative fair value of the warrant was determined to be $18,153. During 2016, the note was converted into 30,000 shares of Series B Preferred stock.

In March 2015, the Company entered into two 60-day promissory notes for cash proceeds of $50,000 each.  Each note has a 1.5% loan fee and bears an interest rate of 8% per annum.  The loan fees resulted in aggregate discounts to the notes of $2,250.  The notes also included an equity payment totaling 30,000 shares of common stock that were issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value.  The relative fair value of the stock was determined to be $9,020 and it was recorded as a debt discount.  The two notes were fully paid off during the nine months ended December 31, 2015 (Successor).

In March 2015, the Company borrowed $200,000 used for the acquisition of B&R (see Note 4).  The note bears interest at 10% per annum and is due and payable beginning December 31, 2015 maturing on March 31, 2020.  Payments of interest are required quarterly.  Should the Company be successful in raising $2,000,000 or more in funding, then the entire balance of the note will be due immediately.  The note was issued in conjunction with an equity payment totaling 176,734 shares of Series B preferred stock that was issued with the debt.  The Company has allocated the loan proceeds among the debt and the stock based upon relative fair value.  The relative fair value of the stock was determined to be $142,434 and was recorded as a debt discount.  The discount is being amortized over the life of the loans to interest expense.  As of December 31, 2016, no payment has been made on this note and the remaining balance of this note is $200,000 ($101,425, net of the unamortized discount.)

On April 1, 2015, a promissory note in an amount of $140,000 was issued pursuant to the acquisition of B&R (see Note 4).  The note bears interest at 10% per annum and it matured on June 30, 2015.  The note was fully repaid in 2015.

In April 2015, the Company borrowed $50,000 under a 90-day promissory note.  The note bears interest at 3% per month and was due on July 21, 2015.  The note was fully repaid in 2015.

Aggregate amortization of debt discounts on third party and related party debt was $68,466 during the nine months ended December 31, 2015 (Successor).

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE, CONVERTIBLE NOTE PAYABLE AND CAPITAL LEASES (continued)

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

Notes payable and capitalized leases of discontinued operations

As discussed in Note 13, in 2015 the Company sold its assets related to its brewery and micro-brewing operations. The Sale price was paid in cash of $395,650 and assumed debt owed to a third party related to three equipment financing agreements and various capital lease arrangements as described:

●	an Equipment Financing Agreement dated January 2015 for $124,322. The note required 48 monthly payments of $3,218 each of which include $628 in interest.
●	an Equipment Financing Agreement dated June 2015 for $125,000. The note required 48 monthly payments of $3,236 each of which include $632 in interest.
●	an Equipment Financing Agreement dated June 2015 for $113,320. The note required 48 monthly payments of $2,934 each of which include $573 in interest.
●	various capital lease agreements ranging from two to three years with interest rates ranging from 5% to 6%.

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

Related Party debt consisted of the following as of:

	December 31, 2016	December 31, 2015
Related party debt, net of unamortized discounts of $30,039 and $36,331 as of December 31, 2016 and 2015, respectively	$29,961	$23,669
Less: current portion	-	-
Long-term portion, net of unamortized discount	$29,961	$23,669

In March 2015, the Company borrowed $60,000 from a member of management. The note bears interest at 10% per annum and is due and payable beginning June 30, 2015 maturing on March 31, 2020. Payments of interest are required quarterly. The note was issued in conjunction with an equity payment totaling 53,073 shares of Series B preferred stock that was issued with the debt. The Company has allocated the loan proceeds among the debt and the stock based upon relative fair values.  The relative fair value of the stock was determined to be $42,742 and was recorded as a debt discount. The discount is being amortized over the life of the loan to interest expense. As of December 31, 2016, no principal payment has been made on this note (but has since been paid in full in February 2017).

Accrued Officer Compensation and Gain on Forgiveness of Accrued Payroll

In April 2015, the Company and two officers agreed to forgive $500,000 of the $600,000 in accrued officer compensation. This resulted in the Company recognizing a gain of $500,000 on forgiveness of accrued payroll during the nine months ended December 31, 2015 (Successor). No payments have been made on the remaining balance of $100,000, which is recorded as an accrued liability on the accompanying consolidated balance sheet as of December 31, 2016.

For the nine months ended December 31, 2015 (Successor), the Company recorded an expense of approximately $10,800 for company-related expenses incurred on an officer’s personal credit card. This amount was paid in full on October 5, 2015 from the proceeds from the sale of the brewery and micro-brewing operations. The Company had previously been making monthly installment payments of $1,000 on this credit card.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

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

Future minimum lease payments under these facilities leases are approximately as follows:

2017	$208,349
2018	215,410
2019	201,093
2020	192,000
$816,852

Rent expense was $103,812 for the year ended December 31, 2016.Rent expense was $37,900 and $8,250 for the nine months ended December 31, 2015 (Successor) and three months ended March 31, 2015 (Predecessor); respectively

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of December 31, 2016.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, each having a par value of $0.001, with voting, distribution, dividend and redemption rights, and liquidation preferences and conversions as designated by the board of directors.

The board of directors has designated 250,000 shares as Series A Preferred stock, par value $.001 per share (“Series A Preferred”). Each share of Series A Preferred shall have 500 votes for any election or other vote placed before the shareholders of the Company. As of December 31, 2016, 250,000 shares of Series A Preferred are issued and outstanding.

The board of directors has designated 300,000 shares as Series B Preferred stock, par value $.001 per shares (“Series B Preferred”). The Series B Preferred is non-voting, not eligible for dividends and ranks equal to common stock and below Series A preferred stock. Each share of Series B Preferred has a conversion rate into eight shares of common stock. As of December 31, 2016, 284,807 shares of Series B Preferred are issued and outstanding. During the nine months ended December 31, 2015 (Successor), the Company sold 25,000 shares of Series B Preferred for $25,000 cash. During the year ended December 31, 2016 (Successor), the Company issued 30,000 shares of Series B Preferred upon conversion of a $200,000 note payable (see Note 8).

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value.

Common stock issued in B&R Acquisition

During the nine months ended December 31, 2015 (Successor), 1,479,290 shares of common stock were issued pursuant to the acquisition of B&R (see Note 4). The Company estimated the fair market value to be $0.338 per share at the time of issuance. These shares were issued with “Price Protection” for a period of 18 months. If the market value of the common stock issued pursuant to the Acquisition is less than $500,000, the Company shall issue additional shares so the aggregate amount of shares issued in the Acquisition is equal to a market value of $500,000 based on the average closing bid price of the common stock for the five days prior thereto

Common stock issued for cash

During the nine months ended December 31, 2015 (Successor), 204,000 shares of common stock were sold to three investors for cash proceeds of $61,200, or $.30 per share, under a private placement offering. The offering provided for the issuance of warrants to purchase 50% of the number of shares subscribed for, at a price of $.50 per share, expiring one year from the investment. A total of 102,000 warrants were issued and expire between April 13 and June 10, 2016 (see Note 12).

Common stock issued for services

During the nine months ended December 31, 2015 (Successor), 707,141 shares of common stock were issued to employees and consultants in connection with services rendered as follows:

●	52,000 shares were issued to employees for services rendered. The Company determined the fair market value (FMV) to be $0.44 per share at the time of issuance and recorded an expense of $22,880.

●	85,714 shares were issued to employee pursuant to an employment contract whereby the employee would be granted shares valued at $30,000. The Company determined the FMV to be $0.35 per share at the time of issuance and recorded an expense of $30,000.

●

64,427 shares were issued to employee pursuant to an employment contract whereby the employee would be granted shares equal to $6,500 at the end of each quarter effective with the three months ending March 31, 2015. The Company determined the per share FMV to be $0.35 as of March 31, $0.46 as of June 30, $0.42 as of September 30 and $.40 as of December 31. Accordingly, the employee received 18,571, 14,130, 15,476 and 16,250 shares of common stock, respectively, and the Company recorded an expense of $26,000.

●	5,000 shares were issued to Stonefield Fund for services rendered. The Company determined the FMV to be $0.44 per share at the time of issuance and recorded an expense of $2,200.

●	500,000 shares were issued to LP Funding, LLC for services rendered. The Company determined the FMV to be $0.46 per share at the time of issuance and recorded an expense of $230,000.

During the year ended December 31, 2016, the Company issued 50,000 shares of fully vested common stock to a consultant as partial consideration for professional services to be rendered. The shares were fair valued at $0.41 per share, which was the traded stock price of the Company’s common stock at the time of grant. The Company (Successor) recognized legal and professional fees of $20,500 related to this grant. The Company also issued 42,000 shares of common stock in connection with a warrant being exercised (see Note 12).

In connection with the acquisition of Xing, the Company issued a total of 5,600,672 shares of common stock as either purchase consideration or payment of transactional services that were provided (see Note 3).

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

On August 3, 2016, the Company’s approved and implemented the New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (the “Plan”) pursuant to which the maximum number of shares that can be granted is 1,600,000 shares. Grants under the Plan may include options and restricted stock, as well as many other equity-type awards. The purpose of the Plan is to attract able persons to enter the employ or to serve as directors or as consultants of the Company and its affiliates. A further purpose of the Plan is to provide such individuals with additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. The shares of our common stock to be issued in connection with the Plan will not be registered under the Securities Act. As of December 31, 2016, there have been no grants under the Plan.

NOTE 12 – COMMON STOCK WARRANTS

Common Stock Options

A summary of stock option activity for the three months ended March 31, 2015 (Predecessor) is as follows:

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

Common Stock Warrants

A summary of stock option warrants activity for the three months ended March 31, 2015 (Predecessor) is as follows:

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

As of December 31, 2016, the Company had a warrant to purchase 100,000 shares of common stock outstanding with an exercise of $0.40 per share. The warrant expires in March 2019. A summary of common stock warrants activity for the periods ended December 31, 2016 and 2015 is as follows:

		Weighted Average
	Number	Exercise Price

Warrants outstanding March 31, 2015	1,025,000	$0.99
Granted	102,000	$0.50
Warrants outstanding December 31, 2015	1,127,000	$0.94
Granted	100,000	$0.40
Exercised	(42,000)	$0.50
Forfeited	(1,085,000)	$0.96
Warrants outstanding December 31, 2016	100,000	$0.40
Warrants exercisable as of December 31, 2016	100,000	$0.40

During the year ended December 31, 2016, the Company issued a three-year warrant to purchase 100,000 shares at an exercise price of $0.40 per share in connection with a $200,000 Convertible Promissory Note (see Note 8) which was exercised during the year. During 2016, warrants totaling 42,000 shares of common stock were exercised at $0.50 per share. The Company received $21,000 when the warrant shares were exercised. Warrants that were outstanding as of December 31, 2015 and not exercised, were forfeited on June 30, 2016 when acquiring Xing.

NOTE 13 – DISCONTINUED OPERATIONS – BREWERY AND MICRO-BREWING OPERATIONS

On October 1, 2015 (the “Closing Date”), the Company entered into an agreement whereby it sold its assets and various liabilities related to its brewery and micro-brewing operations to AMBREW (the “Sale”.)  On the Closing Date, the parties executed all documents related to the Sale.  Under the terms of the agreement, the assets sold consisted of accounts receivable, inventories, prepaid assets and property and equipment.  The liabilities consisted of brewing-related contracts held by the Company, liabilities related to inventory as well as lease obligations.  The Sale price was paid in cash of $395,650 and assumed debt owed to a third party related to three equipment financing agreements and various capital lease arrangements.

The Company recognized the sale of its brewery and micro-brewing operations as a discontinued operation, in accordance with ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – DISCONTINUED OPERATIONS – BREWERY AND MICRO-BREWING OPERATIONS (continued)

Assets and Liabilities of Discontinued Operations

The following table provides the details of the assets and liabilities of the Company’s discontinued brewery and micro-brewing operations as of the Closing Date:

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

Income and Expense of Discontinued Operations

The following table provides income and expense of discontinued operations for the nine months ended December 31, 2015 (Successor), and the three months ended March 31, 2015 (Predecessor), respectively:

	Nine Months	Three Months
	Ended	Ended
	December 31, 2015	March 31, 2015
	Successor	Predecessor

Revenue	$510,216	$-
Less: Cost of Goods Sold	366,852	-
Gross Profit	143,364	-

Other expenses	7,660	-
Interest expense	9,550	-
Income from discontinued operations	$126,154	$-

Note 14 – Income Taxes

Successor

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that it is more likely than not that such deferred tax assets will not be realized, the Company must establish a valuation allowance.

As of December 31, 2016, the Company has a valuation allowance against 100% of the deferred tax assets, which is primarily composed of net operating loss (or NOL) carryforwards. Even though the Company has reserved all of these net deferred tax assets for book purposes, the Company would still be able to utilize them to reduce future income taxes payable should the Company have future taxable earnings. To the extent the deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods. As of December 31, 2016, the Company had NOL carryforwards for both Federal and state tax purposes of approximately $5.8 million, which are available to offset taxable income through 2036. Our NOL carryforwards begin to expire in 2028.

For the periods ended December 31, 2016 and 2015, there was no income tax expense recognized. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31, 2016	December 31, 2015
Net operating loss carry forwards	$2,139,000	$728,000
Intangible amortization difference	34,000	18,000
Less valuation allowance	(2,173,000)	(746,000)
Net deferred tax asset	$-	$-

Predecessor

The Predecessor is a limited liability corporation and is classified as a partnership for income tax purposes. The Predecessor profits and losses are reportable by the members on their respective income tax returns. Accordingly, no provision for income taxes has been reflected in these financial statements for the Predecessor.

NOTE 15 – NET LOSS PER SHARE

The following table provides basic and diluted shares outstanding for the calculation of net loss per share. Series B preferred stock is included on an as-converted basis and warrants are included using the treasury stock method. For the periods whereby we are reporting a net loss from continuing operations, securities to acquire common stock or securities that are convertible into shares of common stock are excluded from the computation of net loss per share as they would be anti-dilutive.

	Year ended	Nine Months ended
	December 31, 2016	December 31, 2015
	Successor	Successor

Weighted average shares outstanding – Basic	18,889,608	15,403,925
Series B preferred stock	-	-
Warrant to acquire common stock	-	-
Weighted average shares outstanding – Diluted	18,889,608	15,403,925

Note 16 – statements of cash flows

Supplemental Disclosures

	The year ended December 31, 2016	Nine months ended December 31, 2015	Three months ended March 31, 2015
	Successor	Successor	Predecessor
CASH PAID DURING THE PERIODS FOR:
Interest	$189,470	$-	$1,861
Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt issued for acquisition of B&R Liquid Adventure	$-	$140,000	$-
Common stock issued for acquisition of B&R Liquid Adventure	$-	$500,000	$-
Warrants issued with convertible debt	$18,153	$-	$-
Common stock issued for acquisition of Xing Beverage, LLC	$6,995,000	$-	$-
Promissory note issued for acquisition of Xing Beverage, LLC	$4,500,000	$-	$-
Convertible debt and accrued interest converted into shares of Series B Preferred stock	$225,872	$-	$-

NOTE 17 – SEGMENT INFORMATION

The Company follows segment reporting in accordance with FASB ASC Topic 280, Segment Reporting.  Prior to October 1, 2015, the Company’s brewery operations were classified into two operating segments; “retail,” to retail customers through the Company’s tasting room located in the greater Seattle, Washington area, and “wholesale,” to distributors under various distributor agreements. Although both segments are involved in the sale and distribution of beer, they serve different customers and are managed separately, requiring specialized expertise. As discussed in Note 13, on October 1, 2015, the Company sold its assets and various liabilities related to its brewery and micro-brewing operations. The Company recognized the sale of its brewery and micro-brewing operations as a discontinued operation in the accompanying consolidated financial statements.

As discussed in Note 4, effective April 1, 2015, the Company also manufactures and sells búcha® Live Kombucha, a gluten free, organic certified, sparkling kombucha tea.  The kombucha tea brand serves different customers and is managed separately, requiring specialized expertise.  Prior to October 1, 2015, the Company also reported its kombucha tea business as an operating segment. However, with the sale of the Company’s brewery and micro-brewing operations, the Company now operates in one segment. Accordingly, no further segment reporting is required as of December 31, 2015 and for the period then ended.

NOTE 18 – SUBSEQUENT EVENT

During February 2017, the Company rescinded its Series A Preferred stock and converted its Series B Preferred stock into shares of common stock.

On February 17, 2017, the Company issued a press release announcing that it closed its underwritten public offering of 4,285,714 shares of common stock at an offering price of $3.50 per share. In addition, the Company’s underwriter exercised the over-allotment to purchase an additional 642,857 shares of common stock. Gross proceeds to the Company were approximately $17,250,000 before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company.

On March 31, 2017, the Company, entered into an Asset Purchase Agreement whereby the Company acquired substantially all of the operating assets of Maverick Brands, LLC (“Maverick”), which is a company engaged in the business of delivering organic, non-GMO certified, no-sugar-added coconut water. Upon closing, the Company received substantially all of the operating assets of Maverick, consisting of inventory, accounts receivable, fixed assets and intellectual property in exchange for a purchase price of 2,200,000 shares of the Company’s common stock, plus cash in an amount of $2,000,000. The Company also agreed to assume approximately $1,500,000 in debt consisting of various secured subordinated promissory notes, which will be secured with the inventory and receivables of the Company. The shares of Common Stock to be issued pursuant to the Acquisition will be restricted under Rule 144, and will be subject to a leak out provision, which provides that beginning six months after the Closing Date, and on the last day of each calendar month thereafter, each holder of the Shares may sell up to but not more than twenty percent (20%) of the number of shares that the holder initially received in connection with this transaction. The Acquisition was subject to customary closing conditions.

On March 23, 2017, the Company, entered into an Asset Purchase Agreement whereby the Company agreed to acquire substantially all of the operating assets of Marley Beverage Company, LLC (“Marley”), which is a company engaged in the development, manufacturing, selling and marketing of nonalcoholic relaxation teas and sparkling waters, and ready to drink coffee drinks (the “Acquisition”). On March 23, 2017, the parties executed the Asset Purchase Agreement for the Acquisition, with the Closing to take place on or about June 30, 2017.

Upon closing, the Company will receive substantially all of the operating assets of Marley, consisting of inventory, accounts receivable, fixed assets and intellectual property in exchange for a purchase price of 2,850,000 shares of the Company’s common stock, plus cash in an amount equal to 150,000 times the average of the closing price of our common stock on the ten trading days immediately preceding the closing date, as well as an earn out payment of $1,250,000 in cash if the gross revenues of the Marley business during any trailing twelve calendar month period after the Closing Date are equal to or greater than $15,000,000. The earnout, if applicable, will be paid as $625,000 on or before the 15th day after the end of the first trailing twelve calendar month period in which the earnout condition is satisfied, $312,500 not later than the first anniversary of the initial earnout payment, and $312,500 not later than the second anniversary of the initial earnout payment. The shares of Common Stock to be issued pursuant to the Acquisition will be restricted under Rule 144, but Marley will have piggyback registration rights, as well as demand registration rights, with the demand registration rights beginning twelve months from the Closing Dat

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 19, 2016, Accell Audit & Compliance, PA (Accell) was appointed as the Company’s new independent registered public accounting firm. The appointment of Accell was approved by the Board of Directors of New Age Beverages Corporation (Bucha, Inc.). Accell did not prepare or provide any financial reports for any periods prior to the date of engagement, nor did it prepare or provide any financial reports for, or prior to the year ended December 31, 2015.  Neither the Company, nor any person on behalf of the Company, consulted with Accell during the Company’s two most recent fiscal years or the subsequent interim period prior to the engagement of Accell regarding (i) the application of accounting principles to a specified transaction either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report not oral advice was provided that Accell concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K, prior to the dismissal of MaloneBailey, LLP.

On August 19, 2016, the Company notified MaloneBailey, LLP ( “MaloneBailey”) of its dismissal, as the Company’s independent registered public accounting firm.  MaloneBailey served as the auditors of the Company’s financial statements for the period from April 27, 2015 through the date of dismissal. The reports of MaloneBailey on the Company’s consolidated financial statements for the Company’s fiscal years ended December 31, 2015 and 2014 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.  The decision to change accountants was approved by the Company’s Board of Directors. During the Company’s fiscal years ended December 31, 2015 and 2014, and during the subsequent interim period through August 19, 2016, there were (i) no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey, would have caused MaloneBailey to make reference to the subject matter of the disagreements as defined in Item 304 of Regulation S-K in connection with any of its reports, and (ii) there were no “reportable events” as such term is described in Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is the Company’s principal executive officer) and our chief financial officer, treasurer, and secretary (who is the Company’s principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of our controls and procedures prior to the acquisition of Xing on June 30, 2016 was due to material weaknesses identified in our internal control over financial reporting, described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016, and had effectively remediated the weaknesses associated with the previous standalone Búcha, Inc. The historic ineffectiveness of the Company’s internal control over financial reporting was due to inadequate segregation of duties consistent with control objectives, and supervision and review, both of which have been remediated.

We are currently reviewing our disclosure controls and procedures related to all risk areas and expect to continually improve in the next calendar year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to mitigate any potential weaknesses.

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

Changes in Internal Control Over Financial Reporting

Other than the additional accounting consultants we hired in the year ended December 31, 2015 to assist with our internal controls and financial reporting, there were no changes in our internal control over financial reporting during the year-ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III. OTHER INFORMATION

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position(s)

Neil Fallon	50	Executive Chairman
Brent David Willis	55	Chief Executive Officer, Director
Chuck Ence	51	Chief Financial Officer
Reggie Kapteyn	46	Director
David Vautrin	46	Director
Ed Brennan	60	Director
Tim Haas	70	Director
Greg Fea	57	Director

Background of officers and directors

Neil Fallon – Executive Chairman

Neil Fallon has been a Director of the Company since inception on April 26, 2010, and served as Chief Executive Officer and Chief Financial Officer from inception until March 24, 2016. He was chosen to serve as a director of the company due to the fact that he is the founder of the company and possesses valuable business experience related to acting in a management role. Neil Fallon previously owned his own residential real estate developing company, Neil Fallon Development, where he developed and built over 100 home sites through California and Washington states from May 2002 to July 2015. He specialized in the development of infill properties averaging in the range of 30-50 home sites. Mr. Fallon has a BA in Business Administration with concentrations in Finance and Marketing from Western Washington University.

Brent Willis - Chief Executive Officer, Director

Brent Willis was appointed as Chief Executive Officer, and as a member of the board of directors on March 24, 2016. Mr. Willis was chosen to serve as a director of the Company due to his extensive executive business experience. During the previous five years, Mr. Willis has been a director or officer, serving as Chairman and Chief Executive Officer of a number of private-equity backed companies including ULearning.com, an online education company from April 2014 until present, Vivitris Life Sciences, Inc., a natural life science products company from December 2015 through present, XFit Brands, Inc. and Throwdown Industries Inc, a private functional fitness and mixed-martial arts company from November 2009 through present, Liberty Ammunition, Inc., a private lead-free ammunition company from December 2009 until April 2013, and Electronic Cigarettes International Group, a public independent e-cigarette company from April 2013 until April 2015. Prior to these companies from 1987 through 2008, Mr. Willis was a C-Level and Senior Executive for Cott Corporation, AB InBev, The Coca-Cola Company, and Kraft Heinz. Mr. Willis obtained a Bachelors of Science in Engineering from the United States Military Academy at West Point in 1982 and obtained a Masters in Business Administration from the University of Chicago in 1991.

Chuck Ence – Chief Financial Officer

Chuck Ence was appointed as Chief Financial Officer on September 15, 2016. From 2001 through present, Chuck Ence has been the Chief Financial Officer and a minority owner of Xing Beverages, LLC. Mr. Ence obtained a Bachelors of Arts in Business Administration and Accounting from Southern Utah University in 1984, and obtained a Masters in Business Administration in Finance from Arizona State University School of Business in 1985.

Reggie Kapteyn – Director

Reggie Kapteyn is a published physician at the NIH (National Institutes of Health) and is currently a Board Certified Practicing Physician, a Director of Vivitris Life Sciences, Inc., and a Director of Product Development at HydroCision, Inc. From 2015 through present he has been a Director of Vivitris Life Sciences. From 2014 through present he has been a Director of Product Development at HydroCision, Inc. From 2013 through present he has been a Practicing Physician and Director of Pain Management at OAM in Michigan. From 2009 to 2012 he was a Medical Director at Drake Hospital, a University of Cincinnati Hospital. He is a graduate of Hope College, West Virginia School of Osteopathic Medicine, with residency at Georgetown University and fellowship at the NIH and the University of Wisconsin.

David Vautrin – Director

David Vautrin is currently the Chief Executive Officer of XFit Brands, Inc. a public company and the former CMO of Cott Corporation. From 2013 to present he has been the Chief Executive Officer of XFIT Brands, Inc. From 2009 to 2012 he was the Chief Executive Officer of Throwdown Industries, Inc. He is a graduate of The State University of New York.

Ed Brennan – Director

Ed Brennan is the current Owner and Chief Executive Officer of Beak and Skiff Orchards, a private company, and is the former Chairman and Chief Executive Officer of Duty Free Stores, and the former CMO at Macy’s. From 2013 through present he has been the Owner and Chief Executive Officer for Beak and Skiff Orchards. From 1999 through 2012 he was the Chairman and Chief Executive Officer for Duty Free Stores (DFS Hong Kong Ltd.). He is a graduate of Niagara University.

Tim Haas – Director

Tim Haas is the former Chief Executive Officer of Coca-Cola Foods and The Minute Maid Company, and former Group President Latin America of The Coca-Cola Company. Over the past five years he has not held any formal Board of Directors or other employment positions. He is a graduate of The University of North Dakota.

Greg Fea – Director

Greg Fea is the former President, Chief Executive Officer and Vice-Chairman of Illy Coffee, and has over twenty plus years of experience of beverage experience in senior leadership roles for E&J Gallo, Cadbury Schweppes, and Danone. From 2015 through present he has been the managing partner of Global Solutions Consulting. From 1998 through 2014 he worked for Illy Caffe, SPA and was President, Chief Executive Officer and Vice Chairman of the firm based in Trieste Italy from 2013 to 2014. He is a graduate of San Diego State University.

Corporate Governance

Prior to the closing of this offering, our board of directors will establish an audit committee, compensation committee and nominating and corporate governance committee. Each committee will operate under a charter, to be approved by our board of directors in connection with this offering. Following this offering, copies of each charter will be posted in the Investors section of our website, www.mybucha.com. We expect the functions of our committees, once established, shall be as described below.

Audit Committee

The functions of the Audit Committee will be to (i) review the qualifications of the independent auditors, our annual and interim financial statements, the independent auditor’s report, significant reporting or operating issues and corporate policies and procedures as they relate to accounting and financial controls; and (ii) to consider and review other matters relating to our financial and accounting affairs. Mr. Vautrin, Dr. Kapteyn and Mr. Fea will serve as members of the Company’s audit committee, with Mr. Vautrin acting as the audit committee chairman and financial expert.

Compensation Committee

The function of the Compensation Committee will be to discharge the Board’s responsibilities relating to compensation of the Company’s directors and executive officers, to produce an annual report on executive compensation for inclusion in the Company’s Proxy Statement, as necessary, and to oversee and advise the Board on the adoption of policies that govern the Company’s compensation programs including stock incentive and benefit plans. Mr. Vautrin, Mr. Brennan, and Dr. Kapteyn will serve as members of the Company’s compensation committee, with Mr. Fea serving as the compensation committee chairman.

Nominating and Governance Committee

The function of the Nominating and Governance Committee is to (i) make recommendations to the Board regarding the size of the Board, (ii) make recommendations to the Board regarding criteria for the selection of director nominees, (iii) identify and recommend to the Board for selection as director nominees individuals qualified to become members of the Board, (iv) recommend committee assignments to the Board, (v) recommend to the Board corporate governance principles and practices appropriate to the Company, and (vi) lead the Board in an annual review of its performance. Mr. Fea, Mr. Brennan and Mr. Haas will serve as members of the Company’s governance committee, with Mr. Brennan serving as the governance committee chairman.

Director Independence

The Company is quoted on the OTC Pink Marketplace, which does not require director independence requirements. However, NASDAQ requires that a majority of the board of directors must be comprised of Independent Directors as defined in Rule 5605(a)(2). For purposes of determining director independence, we have applied the definitions set forth in the NASDAQ guidelines which state, generally, that a director is not considered to be independent if he or she is, or at any time during the past three years was an employee of the Company; or if he or she (or his or her family member) accepted compensation from the Company in excess of $120,000 during any twelve month period within the three years preceding the determination of independence. Our Board has affirmatively determined that Mr. Vautrin, Dr. Kapteyn, Mr. Brennan, Mr. Haas and Mr. Fea are “independent” directors as such term is defined under the NASDAQ rules and the related rules of the SEC.

Board Leadership Structure

The Board has no set policy with respect to the separation of the offices of Executive Chairman and Chief Executive Officer. Currently, Neil Fallon serves as Executive Chairman and Brent Willis serves as Chief Executive Officer. Our board of directors does not have a lead independent director. Our board of directors has determined that its leadership structure is appropriate and effective for us at this time, given our stage of development.

Board of Director’s Role in Risk Oversight

The Board is responsible for overseeing our management and operations, including overseeing our risk assessment and risk management functions. We believe that our directors provide effective oversight of risk management functions. On a regular basis we perform a risk review wherein the management team evaluates the risks we expect to face in the upcoming year and over a longer term horizon. From this risk assessment plans are developed to deal with the risks identified. The results of this risk assessment are provided to the Board for their consideration and review. In addition, members of our management periodically present to the Board the strategies, issues and plans for the areas of our business for which they are responsible. While the Board oversees risk management, our management is responsible for day-to-day risk management processes. Additionally, the Board requires that management raise exceptional issues to the Board. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that the Board leadership structure supports this approach.

Code of Business Conduct and Ethics

We have not adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees. The Board and our management group plan to adopt a written Code of Business Conduct and Ethics prior to the closing of this offering.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our named executive officers during 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Totals ($)

Brent Willis, Chief Executive Officer	2016	$67,500	$67,500
	2015	$0	$0
Neil Fallon, former Chief Executive Officer	2016	$100,000	$100,000
	2015	$100,000	$100,000

Employment Agreements

Our board of directors signed a board resolution on March 24, 2016, which provides that Brent Willis, the interim Chief Executive Officer as of the date of the resolution, would receive a base salary of $7,500 per month, benefits and expense reimbursement, and a sign-on incentive bonus of 5% of the outstanding shares of the Company as of the date of the resolution. The 5% of the outstanding shares sign-on bonus was equal to 771,783 shares of common stock valued at $200,663.46, or $0.26 per share based on the market price of the shares on the date of issuance.

We executed an employment agreement on June 1, 2016, which provides that Mr. Willis receive a bonus of 5% of the outstanding shares of the Company upon completion of a first acquisition involving more than 25% of our then current market capitalization. The transaction with Xing met that criteria, and the Company paid the share bonus at the time of closing of the Xing transaction which equaled 1,078,763 shares of common stock valued at $1,736,808.43, or $1.61 per share based on the market price of the shares on the date of issuance.

Equity Compensation Plan Information

On August 3, 2016, we approved the New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (“the Plan”). The Plan provides for the granting of incentive stock options, options that do not qualify as incentive stock options, restricted stock awards, performance awards, stock appreciation rights, phantom stock awards, stock awards, restricted stock unit awards, or any combination of such awards. The Plan allows for an issuance of a maximum of 10% of the shares of common stock outstanding based on the first day of trading for each fiscal year. The current maximum number of shares that may be issued in 2016 under the Plan is 1,600,000. No single participant may receive more than 25% of the total shares awarded during any single year. The aggregate number of shares with respect to incentive stock options that may be granted under the plan is 1,000,000 shares, and the maximum shares issuable in the form of options is 1,000,000 shares.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards for our officers and directors.

Compensation of Directors

The board of directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our directors in such capacity as of the date of this prospectus. On January 27, 2017, we executed offer letters with Mr. Vautrin, Dr. Kapteyn, Mr. Brennan, Mr. Haas and Mr. Fea, which provide that Mr. Vautrin, Dr. Kapteyn, Mr. Brennan, Mr. Haas and Mr. Fea will each receive annual compensation of $10,000 in cash and $65,000 worth of restricted common stock in exchange for their services as members of the board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Company’s voting securities as of March 31, 2017, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of such class of voting securities, each director, each named executive officer, and all of its directors and named executive officers as a group. As of March 31, 2017, there were 27,700,895 shares of common stock outstanding and 250,000 shares of Series A preferred stock and 300,000 shares of Series B preferred stock outstanding. Concurrent with our NASDAQ listing, we plan to redeem the Series A preferred shares at a price of $0.001 per share. Unless otherwise indicated, the address of each beneficial owner listed below is c/o New Age Beverages Corporation, 1700 E. 68th Avenue, Denver, CO 80229.

The following table gives effect to the shares of common stock issuable within 60 days of February 7, 2017, upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

Number of Shares of Common Stock Beneficially	Percentage of Shares of Common Stock Beneficially	Number of Shares of Preferred Stock Beneficially	Percentage Of Shares of Preferred Stock Beneficially	Percentage of Combined Voting Power of Common and Preferred Stock Before	Percentage of Voting Power of Common Stock After
Beneficial Owner	Owned	Owned	Owned	Owned	Offering(2)(3)	Offering
Five Percent Stockholders:
B&R Liquid Adventure Trust(1)	1,434,912	6.5%	—	—	—
Nuwa Group, LLC(2)	2,852,311	13.0%	169,234	81.1	%(2)	—
Scott Lebon(3)	1,579,761	7.2%	—	—	—
Tom Lebon(4)	1,579,761	7.2%	—	—	—
Julie Anderson(5)	1,731,236	7.9%	25,000	10	%(5)	10.6	%(5)
Executive Officers and Directors:
Neil Fallon(6)	5,689,639	26.0%	225,000	90	%(6)	88	%(6)
Brent Willis(7)	1,850,546	8.4%	—	—	—
Chuck Ence	422,702	1.9%	—	—	—
Reggie Kapteyn	—	—	-	—	—	—
David Vautrin	—	—	—	—	—
Ed Brennan	—	—	—	—	—
Tim Haas	—	—	—	—	—
Greg Fea	—	—	—	—	—
All Officers and
Directors as a Group (8 persons)	7,962,887	36.2%	225,000	(2)(5)(6)	90%

(1) The address for B&R Liquid Adventure Trust is 514 John Street, Manhattan Beach, CA 90266. The trustees of the trust are Robert Tiedemann and Richard Corgel.

(2) Includes 2,852,311 common shares and 169,234 shares of Series B preferred stock, consisting of 81.1% of the outstanding shares of Series B preferred stock, which are convertible into eight common shares for each Series B preferred share held, with the limitation that the Series B preferred shares may not be converted in an amount that would result in the beneficial ownership of greater than 9.99% of the outstanding shares of the Company. The members of Nuwa Group, LLC are Kevin Fickle and Devin Bosch. The address for Nuwa Group, LLC is 1415 Oakland Blvd, Suite 219, Walnut Creek, 94596.

(3) The address for Scott Lebon is 4891 Wren Court, Frederick, CO 80504.

(4) The address for Tom Lebon is 6865 West Coco Pl, Littleton, CO 80128.

(5) Includes 1,731,236 common shares and 25,000 Series A preferred shares, which carry voting rights 500 shares of common stock for every one share of Series A preferred stock. Including the common and Series A preferred shares, Julie Anderson possesses the combined voting power of 14,231,236 shares of common stock, which is equal to 10.6% of the combined voting power of the common and Series A preferred stock. Concurrent with our NASDAQ listing, we plan to redeem the Series A preferred shares held by Julie Anderson. The Series A preferred shares will be redeemed by us at $0.001 per share. The address for Ms. Anderson is 6726 37th St. Ct. West, University Place, WA 98466.

(6) Includes 5,689,639 common shares and 225,000 Series A preferred shares, which carry voting rights of 500 shares of common stock for every one share of Series A preferred stock. Including the common and Series A preferred shares (as converted), Neil Fallon possesses the combined voting power of 118,189,639 shares of common stock, which is equal to 88% of the combined voting power of the common and Series A preferred stock. Concurrent with our NASDAQ listing, we plan to redeem the Series A preferred shares held by Mr. Fallon. The Series A preferred shares will be redeemed by us at $0.001 per share.

(7) Includes 771,783 shares of common stock issued pursuant to an Employment Agreement as a sign on bonus, as well 1,078,763 shares issued as a bonus at the time of closing of the Xing transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2015, the Company borrowed $60,000 from Chuck Santry, a former member of management. The note bears interest at 10% per annum and is due and payable beginning June 30, 2015 maturing on March 31, 2020. Payments of interest are required quarterly. Should the Company be successful in raising $2,000,000 or more in funding the entire balance of the note will be due immediately.

On May 27, 2016, we issued to Nuwa Group, LLC 30,000 shares of Series B preferred stock pursuant to a debt conversion agreement whereby $225,872 owed by us to Nuwa Group, LLC was converted into shares of our Series B preferred stock. Nuwa Group, LLC is a beneficial holder of greater than 5% of our outstanding common stock.

On June 30, 2016, we issued 1,579,761 shares of common stock to each of Scott Lebon and Tom Lebon pursuant to our acquisition of Xing. The shares were received as part of a tax free transaction, but were valued for purposes of the transaction at $1.6066 per share, or $2,538,044 for each of Scott and Tom Lebon. The transactions resulted in Scott and Tom Lebon becoming holders of greater than 5% of our common stock.

On June 30, 2016, we issued 422,702 shares of common stock to Chuck Ence, our Chief Financial Officer, in connection with our acquisition of Xing. The shares were received as part of a tax free transaction, but were valued for purposes of the transaction at $1.6066 per share, or $679,133.

DESCRIPTION OF SECURITIES

Common Stock

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.001 per share. The holders of our common stock (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by its board of directors; (ii) are entitled to share in all of its assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of its affairs; (iii) do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote. As of the date of this prospectus, there are 27,700,895 shares of our common stock issued and outstanding.

Preferred Stock

The Amendment to our Articles of Incorporation, dated June 25, 2013, authorizes 1,000,000 shares of preferred stock, par value $0.001, of which 250,000 are classified as Series A preferred stock, and are issued and outstanding as of the date of this prospectus, and 300,000 shares are classified as Series B preferred stock, of which 284,807 shares are issued and outstanding as of the date of this prospectus. The Board may issue additional shares of preferred stock in one or more series and fix the rights, preferences and privileges thereof, including voting rights, terms of redemption, redemption prices, liquidation preferences, number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. All outstanding shares of Series A preferred stock and Series B preferred stock are fully paid and non-assessable.

Concurrent with our NASDAQ listing, we plan to redeem the Series A preferred shares held by Neil Fallon and Julie Anderson. The shares will be redeemed by us at a price of $0.001 per share. Once the shares have been redeemed by us, we plan to cancel the designation of the Series A preferred shares, which will result in the 250,000 shares currently designated as Series A preferred shares being returned to our pool of 700,000 shares of authorized preferred stock without designation.

Series A Preferred Stock

Voting Rights. The record holders of the Series A Preferred Shares shall have the right to vote on any matter with holders of common stock voting together as one class. Each share of Series A preferred stock shall have 500 votes for any election or other vote placed before the shareholders of the Corporation, regardless if the vote is taken with or without a shareholders’ meeting.

The Record Holders of the Series A Preferred Shares shall be entitled to the same notice of any Regular or Special Meeting of the Shareholders as may or shall be given to holders of any other series of preferred shares and the holders of common shares entitled to vote at such meetings. No corporate actions requiring majority shareholder approval or consent may be submitted to a vote of preferred and common shareholders which in any way precludes the Series A preferred stock from exercising its voting or consent rights as though it is or was a common shareholder.

Conversion Rights. None.

Dividend Rights. The Series A preferred stock is eligible for dividends at the discretion of the board of directors with the requirement that any dividends distributed to the holders of the Series A preferred stock are distributed in an equivalent amount to the holders of common stock.

Liquidation: If we shall commence a voluntary case under the U.S. Federal bankruptcy laws or any other applicable bankruptcy, insolvency or similar law, or consent to the entry of an order for relief in an involuntary case under any law or to the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator of us or of any substantial part of our property, or make an assignment for the benefit of our creditors, or admit in writing our inability to pay our debts generally as they become due, or if a decree or order for relief in respect of us shall be entered by a court having jurisdiction in the premises in an involuntary case under the U.S. Federal bankruptcy laws, or if we shall otherwise liquidate, dissolve or wind up, no distribution shall be made to the holders of any shares of capital stock of the Company (other than Senior Securities and pari passu securities) upon liquidation, dissolution or winding up unless prior thereto, the Holders of shares of Series A preferred stock shall have received the Liquidation Preference with respect to each share. If, upon the occurrence of a Liquidation Event, the assets and funds available for distribution among the Holders of the Series A preferred stock and Holders of pari passu securities shall be insufficient to permit the payment to such holders of the preferential amounts payable thereon, then the entire assets and funds legally available for distribution to the Series A preferred stock and the pari passu securities shall be distributed ratably among such shares in proportion to the ratio that the Liquidation Preference payable on each such share bears to the aggregate Liquidation Preference payable on all such shares. The purchase or redemption by us of stock of any class, in any manner permitted by law, shall not, for the purposes hereof, be regarded as a liquidation, dissolution or winding up of the Company. Neither the consolidation nor merger of the Company with or into any other entity nor the sale or transfer by us of substantially all of our assets shall, for the purposes hereof, be deemed to be a liquidation, dissolution or winding up of the Company. The liquidation preference with respect to a share of Series A preferred stock means an amount equal to the stated value thereof. The liquidation preference with respect to any pari passu securities shall be as set forth in the Certificate of Designation filed in respect thereof.

Redemption Provisions. None.

Series B Preferred Stock

The Series B preferred shares do not have voting rights, redemption rights, liquidation preferences or dividend rights. However, each of the Series B preferred shares is convertible into eight shares of common stock, at the option of the holders, with the limitation that the Series B preferred shares cannot be converted in an amount that would result in the beneficial ownership of greater than 9.99% of our outstanding common shares.

Representatives’ Warrants

We have agreed to issue to Aegis Capital Corp., the underwriters in this offering, warrants to purchase up to 781,250 shares of our common stock. Please see “Underwriting — Representatives’ Warrants” for a description of the warrants we have agreed to issue to the representatives of the underwriters in this offering, subject to the completion of the offering. We expect to enter into a warrant agreement in respect of the Representatives’ Warrants prior to the closing of this offering.

Washington Anti-Takeover Law and Bylaws Provisions

Our Bylaws do not discuss any of Washington’s anti-takeover provisions; However, Chapter 23B.19 of the Washington Business Corporation Act, with limited exceptions, prohibits a “target corporation” from engaging in specified “significant business transactions” for a period of five years after the share acquisition by an “acquiring person”, unless (a) the significant business transaction or the acquiring person’s purchase of shares was approved by a majority of the members of the target corporation’s board of directors prior to the acquiring person’s share acquisition or (b) the significant business transaction was both approved by the majority of the members of the target corporation’s board and authorized at a shareholder meeting by at least two-thirds of the outstanding voting shares (excluding the acquiring person’s shares or shares over which the acquiring person has voting control) at or subsequent to the acquiring person’s share acquisition. An “acquiring person” is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation. “Significant business transactions” include, among other transactions:

●	mergers, share exchanges or consolidations with, dispositions of assets to, or issuances of stock to or redemptions of stock from, the acquiring person;

●	termination of 5% or more of the employees of the target corporation employed in Washington over a five-year period as a result of the acquiring person’s acquisition of 10% or more of the shares;

●	allowing the acquiring person to receive any disproportionate benefit as a shareholder; and

●	liquidating or dissolving the target corporation.

After the five-year period, “significant business transactions” are permitted, as long as they comply with the “fair price” provisions of the statute or are approved by a majority of the outstanding shares other than those of which the acquiring person has beneficial ownership. A corporation may not “opt out” of this statute. This statute could prohibit or delay the accomplishment of mergers or other takeover or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us.

In addition to Washington’s anti-takeover provisions, certain provisions of our Amended Bylaws could discourage or make it more difficult to accomplish a proxy contest or other change in our management or the acquisition of control by a holder of a substantial amount of our voting stock. It is possible that these provisions could make it more difficult to accomplish, or could deter, transactions that stockholders may otherwise consider to be in their best interests or in our best interests. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and in the policies formulated by the board of directors and to discourage certain types of transactions that may involve an actual or threatened change of our control.

Under our Amended Bylaws, vacancies on the board of directors may be filled by the remaining directors, whether constituting a quorum or not. In addition, our board of directors is authorized to issue, without stockholder approval, preferred stock, the rights of which may be determined at the discretion of the board of directors and could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is ClearTrust, LLC, located at 16540 Pointe Village Drive, #206, Lutz, FL 33558.

Stock Market Listing

Our common stock is quoted on the OTC Pink Marketplace, under the symbol “NBEV.” In February 2017, we successfully completed our uplisting on the NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2016 we engaged Accell as our independent auditor and during the year ended December 31, 2015, we engaged Malone Bailey, as our independent auditor.

For the years ended December 31, 2016, and 2015, we incurred fees as discussed below:

2016
ACCELL
Audit fees	$37,349
Audit related fees	122,595
Tax fees	-
All other fees	-
Total fees	$159,944

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and audit related fees relate to review of our quarterly financial statements and review of the Company’s S-1A and registration statements.

On April 27, 2015 the Company engaged MaloneBailey, LLP (“MB”) as the Registrant’s new independent registered public accounting firm. The following table sets forth the fees billed to the Company for professional services rendered by MB, respectively, for the years ended December 31, 2015:

2015
MB
Audit fees	$54,000
Audit related fees	34,000
Tax fees	—
All other fees	—
Total fees	$88,000

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

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15. EXHIBITS

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

NEW AGE BEVERAGES CORPORATION

Date: March 31, 2017	By:	/s/ Brent Willis
Brent Willis
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 31, 2017	By:	/s/ Chuck Ence
Chuck Ence
Chief Financial Officer

