Form 10-Q
period 2017-03-31
New Age Beverages Corp
filed 2017-05-16
CIK 1579823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares outstanding of the issuer’s common stock on May 12, 2017: 31,307,133

NEW AGE BEVERAGES CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW AGE BEVERAGES CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December, 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$534,935	$529,088
Accounts receivable, net of allowance for doubtful accounts	5,642,057	4,729,356
Inventories	5,799,929	4,420,632
Prepaid expenses and other current assets	802,112	326,846
Total current assets	12,779,033	10,005,922

Property and equipment, net of accumulated depreciation	7,345,256	7,286,201
Goodwill	15,721,633	4,895,241
Customer relationships, net of accumulated amortization	4,440,693	4,538,674
Total assets	$40,286,615	$26,726,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued expenses and other current liabilities	$5,094,368	$6,880,569
Current portion of notes payable	307,234	4,562,179
Total current liabilities	5,401,602	11,442,748

Notes payable, net of unamortized discounts and current portion	5,989,480	10,374,675
Related party debt, net of unamortized discount	-	29,961
Total liabilities	11,391,082	21,847,384

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 31,307,133 and 21,900,106 shares issued and outstanding at March 31, 2017, and December 31, 2016, respectively	31,307	21,900
Series A Preferred stock, $0.001 par value: 250,000 shares authorized, zero and 250,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	250
Series B Preferred stock, $0.001 par value: 300,000 shares authorized, zero and 284,807 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	285
Additional paid-in capital	36,536,537	11,821,176
Accumulated deficit	(7,672,311)	(6,964,957)
Total stockholders’ equity	28,895,533	4,878,654
Total liabilities and stockholders’ equity	$40,286,615	$26,726,038

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

REVENUES	$10,787,801	$588,800
Cost of Goods Sold	8,352,472	499,481

GROSS PROFIT	2,435,329	89,319

OPERATING EXPENSES:
Advertising, promotion and selling	697,767	96,221
General and administrative	2,090,291	169,610
Legal and professional	73,391	81,645
Total operating expenses	2,861,449	347,476

LOSS FROM OPERATIONS	(426,120)	(258,157)

OTHER EXPENSE:
Interest expense	(80,280)	(29,634)
Other expense net	(200,954)	-
Total expense	(281,234)	(29,634)

NET LOSS	$(707,354)	$(287,791)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.03)	$(0.02)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(707,354)	$(287,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	229,929	24,692
Amortization of debt discount	128,614	9,426
Provision for doubtful accounts	30,082	-
Changes in operating assets and liabilities:
Accounts receivable	(121,062)	(30,445)
Inventories	551,301	(25,831)
Prepaid expenses and other current assets	(273,224)	20,702
Accounts payable, accrued expenses and other current liabilities	(2,952,444)	195,067
Net cash used in operating activities	(3,114,158)	(94,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(148,560)	-
Acquisition of assets of Maverick Brands, LLC	(2,000,000)	-
Net cash used in investment activities	(2,148,560)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	-	200,000
Net factoring advances	-	1,439
Issuance of common stock for cash	15,638,232	-
Repayment of notes payable and capital lease obligations	(10,369,667)	-
Net cash provided by financing activities	5,268,565	201,439

NET CHANGE IN CASH	5,847	107,259
CASH AT BEGINNING OF PERIOD	529,088	43,856
CASH AT END OF PERIOD	$534,935	$151,115

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

New Age Beverages Corporation (the “Company”) was formed under the laws of the State of Washington on April 26, 2010 under the name American Brewing Company, Inc. On April 1, 2015, the Company acquired the assets of B&R Liquid Adventure, which included the brand Bucha® Live Kombucha. On June 30, 2016, the Company acquired the combined assets of New Age Beverages, LLC, Aspen Pure, LLC, New Age Properties, LLC and Xing Beverage, LLC (see Note 3) and changed the company’s name to New Age Beverages Corporation. On March 31, 2017, the Company acquired the assets of Maverick Brands, LLC (see note 3). The Company manufactures, markets and sells a portfolio of healthy functional beverages including XingTea®, an all-natural, non-GMO, non-HFCS premium Ready to Drink (RTD) Tea; Aspen Pure®, an artesian-well, naturally-high PH balanced, source water from the Colorado Rocky Mountains; XingEnergy®, an all-natural, vitamin-enriched, non-GMO, Non-HFCS Energy Drink; and Búcha® Live Kombucha, an organic, all natural, fermented kombucha tea. The portfolio is distributed through the Company’s own Direct Store Distribution (DSD) network in Colorado and surrounding states, throughout the United States both direct to major retailers and through its network of DSD partners, and in 10 countries around the world. The brands are sold in all channels of distribution including Hypermarkets, Supermarkets, Pharmacies, Convenience, Gas and other outlets.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2017 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on March 31, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the unaudited condensed consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the Form 10-K have been omitted.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. The Company places its cash with high credit quality financial institutions. At times such amounts may exceed federally insured limits.

As of March 31, 2017, two customers accounted for approximately 20.2% (12.1%, and 8.1%) of accounts receivables. As of December 31, 2016, three customers represented approximately 29.4% (12.3%, 8.9% and 8.2%) of accounts receivable.

For the three months ended March 31, 2017, two customers represented approximately 18.5% (11.0% and 7.5%) of revenue. For the three months ended March 31, 2016, two customers represented approximately 60.2% (42.4% and 17.8%) of revenue.

Accounts Receivable

The Company’s accounts receivable primarily consists of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company’s allowance for doubtful accounts was $76,432 as of March 31, 2017 and $46,350 as of December 31, 2016.

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

Customer relationships are recorded at acquisition cost less accumulated amortization and impairment. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated. As of March 31, 2017 and December 31, 2016, accumulated amortization was $438,107 and $340,126, respectively. Amortization expense was $97,981 and $20,833 for the three months ended March 31, 2017 and 2016, respectively.

Long-lived Assets

Long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Through March 31, 2017, we had not experienced impairment losses on our long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

Cash Flows

Supplemental Disclosures

	Three months ended March 31, 2017	Three months ended March 31, 2016

CASH PAID DURING THE PERIODS FOR:
Interest	$80,280	$-
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Warrants issued with convertible debt	$-	$18,154
Common stock issued for acquisition of Maverick Brands, LLC	$9,086,000	$-

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of March 31, 2017, the Company had an accumulated deficit of $7,672,311 and for the three months then ended incurred net losses of $707,354. In February 2017, the Company issued common stock for approximately $15,600,000 of net proceeds (see note 9). The proceeds from the issuance were used to pay down notes payable of $10,000,000.

NOTE 3 – ACQUISITION OF MAVERICK BRANDS, LLC and ACQUISITION OF XING BEVERAGE, LLC

On March 31, 2017, the Company acquired the assets of Maverick Brands, LLC (“Maverick”). Maverick is engaged in the manufacturing and sale of coconut water and other beverages, which will help the Company expand its capabilities and product offering. The operating results of Maverick have been consolidated with those of the Company beginning March 31, 2017. Total purchase consideration paid was $11,086,000, which consisted of $2,000,000 of cash and 2,200,000 shares of common stock valued at $9,086,000. The common stock issued was valued at $4.13 per share, which was the closing stock on the date of the acquisition.

The purchase price was allocated to the net assets acquired based on their estimated fair values as follows:

Accounts receivable	$821,721
Inventories	1,930,598
Prepaid expenses and other current assets	211,213
Property and equipment, net	68,282
Accounts payable and accrued expenses	(1,201,254)
Assumption of note payable	(1,570,952)
259,608
Goodwill	10,826,392
$11,086,000

The above allocation is preliminary and is subject to change. The acquisition was consummated on March 31, 2017, and as such, the Company has begun to assess the fair value of the various net assets acquired, but has not yet completed this assessment. The Company is also in the process of identifying other intangible assets, such as customer relationships and recipes that may need to be recognized apart from goodwill. Once identified, these other intangible assets, if any, will be recorded at their fair values. The Company is working to finalize the allocations as quickly as possible, and anticipates that the allocation will not be final for approximately six months. Any adjustments necessary may be material to the consolidated balance sheet and the amount of goodwill recognized. Any resulting adjustments would have no impact to the March 31, 2017 reported operating results or cash flows.

Goodwill is the excess of the purchase price over the preliminary fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present.

In connection with the acquisition of Maverick, the Company incurred transactional costs totaling $231,925, which has been recognized as expense as of March 31, 2017. These costs have been reflected in other expenses.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – ACQUISITION OF MAVERICK BRANDS, LLC and ACQUISITION OF XING BEVERAGE, LLC (continued)

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

In connection with the acquisition of Xing Beverage, LLC, the Company incurred transactional costs totaling $1,714,463, which has been recognized as expense as of December 31, 2016. Of these costs, $1,326,108 was included in legal and professional fee expense and $388,355 was included in general and administrative expenses. Legal and professional fee expense includes the Company issuing a total of 167,994 shares of common stock to several consultants for transactional services provided. The shares were fair valued at $1.61 per share. The balance represents legal and professional fees incurred that have or are going to be paid in cash. The general and administrative expense of $388,355 was pursuant to an employment agreement entered into during the first quarter of 2016, whereby an officer earned 1,078,763 shares of common stock upon the consummation of the Xing acquisition. These shares were fair valued at $0.36 per share, which is the Company’s traded stock price when entering into the employment agreement.

The following unaudited pro forma financial results reflects the historical operating results of the Company, including Bucha for the three months ended March 31, 2017, and those of Xing and Maverick as if Xing and Maverick were acquired on January 1, 2017. The unaudited pro forma financial information includes an adjustment to remove $1,714,463 of one-time transactional costs that were expensed during the three months ended March 31, 2017. These one-time costs were removed for pro forma purposes as the costs were non-recurring. No adjustments have been made for synergies that may result from the acquisition. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of such dates or periods, or of the Company’s future operating results.

	Three months ended March 31, 2017	For the year ended December 31, 2016
	(unaudited)	(unaudited)

Revenues	$15,351,127	$63,193,170
Net loss from continuing operations	(1,223,968)	(7,328,981)
Net loss per share – Basic and diluted	$(0.05)	$(0.30)
Weighted average number of common shares outstanding – Basic and Dilutive	26,454,868	24,100,106

Adjustments to the fair values of the assets acquired, which are subject to change, could have a material impact on these pro forma combined results.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INVENTORIES

Inventories consist of brewing materials, tea ingredients, bulk packaging and finished goods. The cost elements of work in process and finished goods inventory consist of raw materials and direct labor. Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses on its raw materials. Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. When acquiring Maverick, the inventory balance increased by $1,930,598.

Inventories consisted of the following as of:

	March 31, 2017	December 31, 2016
Raw materials	$534,980	$458,582
Finished goods	5,264,949	3,962,050
	$5,799,929	$4,420,632

NOTE 5 – PROPERTY AND EQUIPMENT

When acquiring Maverick, the property and equipment balance increased by $68,282. Property and equipment consisted of the following as of:

	March 31, 2017	December 31, 2016
Land and building	$6,070,000	$6,070,000
Trucks and coolers	1,023,002	963,474
Other property and equipment	640,539	509,064
Less: accumulated depreciation	(388,285)	(256,337)
	$7,345,256	$7,286,201

Depreciation expense, computed on the basis of three-to-five year useful lives for all property and equipment, and a 40-year useful life on the building, was $131,948 and $3,859 for the three months ended March 31, 2017 and 2016; respectively.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLE

Notes payable consisted of the following as of:

	March 31, 2017	December 31, 2016
Revolving note payable due bank	$-	$5,650,000
Note payable due to bank – secured by building	4,725,762	4,754,636
Series B note assumed from the Maverick Acquisition	1,570,952	-
Seller’s note payable	-	4,500,000
Note payable, net of unamortized discount of $- and $98,575	-	32,218
	6,296,714	14,936,854
Less: current portion	(307,234)	(4,562,179)
Long-term portion, net of unamortized discounts	$5,989,480	$10,374,675

In connection with the Acquisition of Xing, the Company entered into several notes payable with a bank and received proceeds of $10.7 million. One note payable is for $4,800,000, bears interest at 4.02%, and is secured by the Company’s land and building. Principal and interest is payable in monthly installments of $25,495 through June 2021 at which time the unpaid principal balance is due. The other note payable is a revolving credit facility that allows borrows up to $5.9 million, bears interest payable monthly at LIBOR plus a margin ranging from 2.25% to 3.00% depending on the current ratio of payment obligations to earnings as defined in the agreement, and is secured by the Company’s assets. The amount that may be borrowed under the revolving credit facility is based on the Company’s eligible receivables, inventory and fixed assets, and is reduced by $50,000 each month beginning August 1, 2016 until the facility has been reduced down to $2,900,000. The revolving credit facility matures on June 30, 2018. At March 31, 2017, $5.9 million dollars was available under the revolving note payable.

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

In connection with the Acquisition of Maverick, the Company assumed a Series B note payable of $1,570,952. In addition, in connection with the issuance of common stock in February 2017, proceeds from issuance were used to reduce the previously outstanding note balances.

NOTE 7 – RELATED PARTY DEBT

Related Party debt consisted of the following as of:

	March 31, 2017	December 31, 2016
Related party debt, net of unamortized discount of $- and $30,039	$-	$29,961
Less: current portion	-	-
Long-term portion, net of unamortized discount	$-	$29,961

In March 2015, the Company borrowed $60,000 from a member of management. The note bears interest at 10% per annum and is due and payable beginning June 30, 2015 maturing on March 31, 2020. Payments of interest are required quarterly. Should the Company be successful in raising $2,000,000 or more in funding the entire balance of the note will be due immediately. The note was issued in conjunction with an equity payment totaling 53,073 shares of Series B preferred stock that was issued with the debt. The Company has allocated the loan proceeds among the debt and the stock based upon relative fair values. The relative fair value of the stock was determined to be $42,742 and was recorded as a debt discount. The discount will be amortized over the life of the loan to interest expense. As of March 31, 2017 the Company used proceeds from the February 2017 common stock issuance to settle the related party debt.

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

On June 30, 2016, the Company assumed the lease commitments for the New Age Beverage, LLC (NAB) and Xing Beverage, LLC (Xing) when they acquired those companies. The Colorado Springs property, previously leased by Xing, has a base rent of $14,000 per month plus common area expenses, with escalation clauses over time. On January 10, 2017, the Company entered into a Purchase and Sale Agreement with an unaffiliated third party. Pursuant to the agreement, the Company entered into a commitment to sell the property located at 1700 E 68th Avenue, Denver, CO 80229 for a purchase price of $8,900,000. The agreement contains a lease back provision, whereby the Company shall lease the property for an initial term of ten years, with an option to extend for two successive five year periods. The lease cost is $52,000 per month for the initial year, with two percent annual increases. The below future minimum lease payment schedule does not reflect the $52,000 per month lease commitment.

Future minimum lease payments under these facilities leases are approximately as follows:

2017	208,349
2018	215,410
2019	201,093
2020	192,000
$816,852

Rent expense was $48,365 and $7,589 for the three months ended March 31, 2017 and 2016, respectively.

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated unaudited interim financial statements as of March 31, 2017.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, each having a par value of $0.001, with voting, distribution, dividend and redemption rights, and liquidation preferences and conversions as designated by the board of directors. The board of directors has designated 250,000 shares as Series A Preferred stock, par value $.001 per share.

(“Series A Preferred”). Each share of Series A Preferred shall have 500 votes for any election or other vote placed before the shareholders of the Company. As of December 31, 2016, 250,000 shares of Series A Preferred are issued and outstanding. As a result of the February 17, 2017 common stock issuance, all shares of Series A Preferred stock were rescinded, resulting in an increase to additional paid in capital of $250.

The board of directors has designated 300,000 shares as Series B Preferred stock, par value $.001 per shares (“Series B Preferred”). The Series B Preferred is non-voting, not eligible for dividends and ranks equal to common stock and below Series A preferred stock. Each share of Series B Preferred has a conversion rate into eight shares of common stock. As a result of the February 17, 2017 common stock issuance all shares of Series B Preferred shares were converted, resulting in an increase to common stock of $2,278 and additional paid in capital of $1,993.

Common Stock

On February 17, 2017, the Company issued 4,285,714 shares of common stock at an offering price of $3.50 per share. In addition, the Company’s underwriter exercised the over-allotment to purchase an additional 642,857 shares of common stock. Gross proceeds to the Company were approximately $17,250,000 before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company.

On June 30, 2016, the Company issued 50,000 shares of fully vested common stock to a consultant as partial consideration for professional services to be rendered. The shares were fair valued at $0.41 per share, which was the traded stock price of the Company’s common stock at the time of grant. The Company (Successor) recognized legal and professional fees of $20,500 related to this grant. The Company also issued 42,000 shares of common stock in connection with a warrant being exercised (see Note 10).

In connection with the acquisition of Xing, the Company issued a total of 5,600,672 shares of common stock as either purchase consideration or payment of transactional services that were provided (see Note 3).

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On August 3, 2016, the Company approved and implemented the New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (the “Plan”) pursuant to which the maximum number of shares that can be granted is 1,600,000 shares. Grants under the Plan may include options and restricted stock, as well as many other equity-type awards. The purpose of the Plan is to attract able persons to enter the employ or to serve as directors or as consultants of the Company and its affiliates. A further purpose of the Plan is to provide such individuals with additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. The shares of our common stock to be issued in connection with the Plan will not be registered under the Securities Act. As of March 31, 2017, there has been no grants under the Plan.

NOTE 10 – COMMON STOCK WARRANTS

As of March 31, 2017, the Company had a warrant to purchase 100,000 shares of common stock outstanding with an exercise of $0.40 per share. The warrant expires in March 2019. A summary of common stock warrants activity for the three months ended March 31, 2017 is as follows:

		Weighted Average
	Number	Exercise Price

Warrants outstanding December 31, 2016	100,000	$0.40
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Warrants outstanding March 31, 2017	100,000	$0.40
Warrants exercisable as of March 31, 2017	100,000	$0.40

During 2016, the Company issued a three-year warrant to purchase 100,000 shares at an exercise price of $0.40 per share in connection with a $200,000 Convertible Promissory Note (see Note 6). During the three months ended June 30, 2016, warrants totaling 42,000 shares of common stock were exercised at $0.50 per share. The Company received $21,000 when the warrant shares were exercised. Warrants outstanding as of June 30, 2016 were forfeited when acquiring Xing.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – NET (LOSS) INCOME PER SHARE

The following table provides basic and diluted shares outstanding for the calculation of net (loss) income per share. Series B preferred stock is included on an as-converted basis and warrants are included using the treasury stock method. For the periods whereby the Company is reporting a net loss from continuing operations, securities to acquire common stock or are convertible into shares of common stock are excluded from the computation of net (loss) income per share as they would be anti-dilutive.

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016

Weighted average shares outstanding – Basic	24,254,868	15,435,651
Series B preferred stock	-	-
Warrant to acquire common stock	-	-
Weighted average shares outstanding – Diluted	24,254,868	15,435,651

NOTE 12 – SUBSEQUENT EVENTS

On April 3, 2017, the Company’s wholly owned subsidiary, NABC Properties, LLC, executed a Purchase and Sale Agreement with an unaffiliated third party. Pursuant to the agreement, NABC Properties, LLC entered into a commitment to sell the property located at 1700 E 68th Avenue, Denver, CO 80229 for a purchase price of $8,900,000. $100,000 of the purchase price was paid upon execution of the agreement, with the balance of $8,800,000 to be paid thereafter. . The agreement contains a lease back provision, whereby NABC Properties, LLC shall lease the property for an initial term of ten years, with an option to extend for two successive five year periods. The lease cost is $52,000 per month for the initial year, with two percent annual increases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Such forward- looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this Quarterly Report on Form 10-Q includes statements about:

●	our plans to identify and acquire products that we believe will be prospective for acquisition and development;
●	concentration of our customer base and fulfillment of existing customer contracts;
●	our ability to maintain pricing;
●	the cyclical nature of the beer and beverage industry;
●	deterioration of the credit markets;
●	our ability to raise additional capital to fund future capital expenditures;
●	increased vulnerability to adverse economic conditions due to indebtedness;
●	our identifying, making and integrating acquisitions;
●	our ability to obtain raw materials and specialized equipment;
●	technological developments or enhancements;
●	loss of key executives;
●	the ability to employ skilled and qualified workers;
●	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;
●	our beliefs regarding the future of our competitors;
●	our expectation that the demand for our products will eventually increase; and
●	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017, any of which may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the unaudited interim financial statements and notes related thereto included in this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Form 10-Q and unless otherwise indicated, the terms “we,” “us,” “our,” or the “Company” refer to New Age Beverages Corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview

New Age Beverages is a leading all natural healthy functional beverage company engaged in the development, marketing, sales and distribution of a portfolio of Ready-to-Drink (RTD) better-for-you beverages. The company has competitive entrants in the top 5 fastest growing segments of the beverage industry competing in the RTD tea, RTD coffee, Coconut Water, Kombucha, Functional Waters, and Energy drink segments. We differentiate our brands through functional characteristics and ingredients and offer all natural and organic products, with no HFCS, no GMOs, no preservatives, and only all natural flavors, fruits, and other ingredients. We manufacture of products in our own fully-integrated manufacturing facilities and through a network of nine additional manufacturers strategically located throughout the United States. Our products are currently distributed in 10 countries internationally, and in all 50 states domestically through a hybrid of four routes to market including our own DSD system that reaches more than 6,000 outlets, and to more than 20,000 other outlets throughout the United States directly through customer’s warehouses, through our network of DSD partners, and through our network of brokers and natural product distributors. Our products are sold through multiple channels including major grocery retail, natural food retail, specialty outlets, hypermarkets, club stores, pharmacies, convenience stores and gas stations. We market our products using a range of marketing mediums including in-store merchandising and promotions, experiential marketing, events, and sponsorships, digital marketing and social media, direct marketing, and traditional media including print, radio, outdoor, and TV.

The Company was formerly American Brewing Company, Inc., a craft brewing company formed under the laws of the State of Washington on April 26, 2010. On April 1, 2015, the Company acquired the Búcha® Live Kombucha brand and the assets related to its production and sale from B&R Liquid Adventure.

On October 1, 2015, we sold the assets and various liabilities related to our brewery and craft brewing operations. The assets sold consisted of accounts receivable, inventories, prepaid assets and property and equipment. The liabilities consisted of brewing-related contracts we held, liabilities related to inventory as well as lease obligations. We recognized the sale of the brewery and craft brewing operations as a discontinued operation in the year ended December 31, 2016, in accordance with accounting guidelines. The Company changed its name to Búcha, Inc in May 2016.

In June 30, 2016, the Company acquired the combined assets of New Age Beverages, LLC, New Age Properties, LLC, Aspen Pure, LLC, and Xing Beverage, LLC (collectively, New Age). New Age is engaged in the manufacturing and sale of various teas, waters, and other healthy functional beverages. This acquisition expands our capabilities and product offerings, provides a national sales footprint and organization, and substantially increases the Company’s scale, supply chain and overall organization capabilities. Immediately following the acquisition, the Company relocated its operational headquarters to Denver, Colorado.

On February 17, 2017, the Company issued 4,285,714 shares of common stock at an offering price of $3.50 per share. In addition, the Company’s underwriter exercised the over-allotment to purchase an additional 642,857 shares of common stock. Gross proceeds to the Company were approximately $17,250,000 before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company.

On March 31, 2017, the Company acquired the combined assets of Maverick Brands, LLC including their brand Coco-Libre, one of the leading brands in the >$2.5 Billion Coconut Water category with a CAGR of >20% 2011-2016. Through the acquisition the company gained the number one organic multi-serve brand of Coconut Water, and a range of other unique products including Organic Sparkling offerings, and protein based drinks in unique sizes and packaging offerings.

The acquisition of Maverick brands, at a multiple of less than one times sales, not only provided New Age with a leading brand in a growth segment, but also provided an attractive sourcing structure for future products expected to utilize coconut water as a base. In addition, the national retail key account penetration, and regional strength of Coco-Libre in certain regions like the Northeast for example, filled needed voids in the New Age go to market model.

Revenue synergies to be captured over the next 12 to 18 months are expected to be in excess of $7 million to be gained primarily through US and International distribution expansion. Cost synergies over the next 12 to 18 months are expected to be in excess of $5 million to be gained from headcount rationalization, shipping and production efficiencies, elimination of corporate overlaps, and rationalization of all non-value-added operating expenses.

Revenue Model and Distribution Methods of our Products and Services

Our core business is to market, sell, and distribute our current brands including XingTea®, XingEnergy®, Aspen Pure® and Bucha® Live Kombucha, Marley One Drop®, Marley Mellow Mood®, and Coco-Libre® brands, and to develop new healthy functional beverage products. We compete in the healthy functional beverage segments, which is the growth area of RTD beverages as consumers gravitate toward better-for-you beverages and healthier choices and away from traditionally large beverage categories including juices and carbonated soft drinks.

XingTea®

XingTea® is an all-natural, premium RTD tea. XingTea® competes in the roughly $50 Billion Global RTD tea market, which has experienced a compound annual growth rate over the past five years of just under 10%.

XingTea® is made with green and black teas, and is further differentiated from competitors with all-natural fruit flavors, with no preservatives, no GMO’s, and no HFCS. XingTea® comes in 14 natural sweetened and unsweetened flavors in a range of packages from 23.5 ounce cans to 16 ounce multipacks and gallon jugs, and is produced in New Age’s network of six manufacturers across the United States.

XingTea® is sold in all 50 states and 10 countries across multiple channels of distribution from traditional grocery, health food and specialty outlets to hypermarkets, club stores, as well as gas and convenience outlets.

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

Unlike many other premium bottled waters, Aspen Pure® has no added minerals or electrolytes. It comes out of the ground at a natural PH-balanced level of up to 7.0, and is then purified and bottled at the source in New Age’s own manufacturing facilities.

Aspen Pure Probiotic® is the world’s first Probiotic water, and has more than 10 billion live Colony Forming Units (cfu’s) (probiotics) in every serving. Aspen Pure Probiotic® has 12 different strains of probiotics and is shelf-stable with no refrigeration required.

Búcha® Live Kombucha

Búcha® Live Kombucha is a shelf-stable, 100% certified-organic, all-natural, probiotic, non-GMO, non-HFCS, fermented Kombucha tea with more than one billion probiotic organisms in every serving. Búcha® competes in the Kombucha category, a segment of healthy functional beverages, which has experienced compound annual growth over the past five years of 35%.

Búcha® is produced with a unique and proprietary manufacturing process that eliminates the vinegary aftertaste associated with many other Kombucha’s and provides the brand with an industry leading nine-months of shelf life versus a typical 90-days for competitors, and the only major Kombucha that also does not require refrigeration. The production process also leads to consistency and stability with no risk of secondary fermentation, secondary alcohol production, incremental sugar production or over-carbonation.

Búcha® is made from black teas, proprietary kombucha culture and probiotics, unique yeast strains and cultures, and all natural organic fruits and flavors. Búcha® Live Kombucha comes in six flavors including Raspberry Pomegranate, Blood Orange, Guava Mango, Grapefruit Sage, Elderflower Green Tea, and Yuzu Lemon packaged in 16 ounce glass bottles. The brand is sold in traditional grocery and health food and specialty outlets, and is beginning to expand distribution across the United States in mainstream retail and down the street outlets with the support of major DSD partners.

Our Bucha® Live Kombucha is currently distributed in more than 5,000 stores, consisting of specialty health food stores and food, drug and mass chains including Whole Foods, Kroger, Safeway, PCC, Vons and Ralph’s, Natural Grocers, Sprouts, Ahold, Giant, HEB, Vitamin Cottage, select Airport outlets, Hotels and others.

Marley One Drop®

Marley One Drop® is a RTD Coffee made with Premium Jamaican Blue Mountain Coffee, and unlike competitive RTD Coffee’s is all natural, has no HFCS, no preservatives, no GMO’s, and is kosher certified. The brand comes in 11oz slim cans in four flavors including Mocha, Vanilla, Swirl and Banana Split.

Marley One Drop® competes in the ≈$55 Billion Global RTD Coffee market, which has experienced a compound annual growth rate over the past five years of just over 10%. Marley is one of the top 5 brands in the category in North America, and the Marley franchise has global relevance with more than 74 million Facebook followers.

Marley One Drop® Coffee is distributed in more than 5,000 outlets throughout the United States and Canada, and has an initial presence in 7 international markets in Western Europe, Latin America and the Caribbean.

Marley Mellow Mood®

Marley Mellow Mood® is an all-natural RTD Tea, and on the forefront of creation of the relaxation drinks segment. Marley Mellow Mood is made with Valerian Root, Chamomile, and other natural herbs and ingredients and unlike competitive RTD Tea’s is all natural, has no HFCS, no preservatives, no GMO’s, and is kosher certified. The brand comes in 15.5 oz cans in five flavors including Peach Raspberry, Bartlett Pear, Raspberry Lemonade, Honey Green Tea,

Marley Mellow Mood® relaxation drinks compete in the ≈$50 Billion Global RTD Tea market, which has experienced a compound annual growth rate over the past five years of just under 10%. Marley is the leading relaxation drink, which is a developing sub-segment of the RTD category.

Marley Mellow Mood® relaxation drinks are distributed in more than 10,000 outlets throughout the United States and Canada, and has an initial presence in 7 international markets in Western Europe, Latin America and the Caribbean.

Coco-Libre®

Coco-Libre® is a certified organic Coconut water made from concentrate in the USA. It is the only brand made in the USA and because of its sourcing structure, has a consistent product and formula every time unlike competitors that are primarily sourced from Latin America or South East Asia and subject to fluctuations in taste and issues with quality control. Coco-Libre® competes in the ≈$2.5 Billion Coconut water category that has experienced a compound annual growth rate of over 20% over the past 5 years.

Coco-Libre® is one of the top 5 brands in the Coconut Water category and the leading brand in multi-serve sizes. The brand competes in four sub-segments including regular Coconut Water, Coconut Water with Fruit Flavors, Coco-Nut Water with Protein, and Sparkling Coconut Water with Fruit Flavors.

Coco-Libre® is distributed in more than 15,000 outlets throughout the United States and Canada, and has excellent presence in the natural channel and with major key national accounts, with particular account strength and regional strength in areas where New Age Beverages is traditionally less strong.

Results of Operations

The remainder of this MD&A discusses our continuing operations of the newly combined entity including all of the Company’s brands. The comparisons on a three months basis for 2017 are of the newly combined entity versus the Bucha, Inc. standalone company in 2016.

For the three months ended March 31, 2017(newly Combined Entity) compared to the three months ended March 31, 2016

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Net revenue	$10,787,801	$588,800
Cost of goods sold	8,352,472	499,481
Gross profit	2,435,329	89,319
Operating expenses	2,861,449	347,476
Other expenses	281,234	29,634
Net loss	$(707,354)	$(287,791)

Revenues

Gross revenues for the three months ended March 31, 2017 were $11,437,638 vs. $611,014 for the three months ended March 31, 2016. Net revenues from the sale of our product (sales less deductions, discounts and chargebacks) achieved $10,787,801 vs. $588,800 for the three months ended March 31, 2017 and 2016. The primary reason for the significant increase was the acquisition of New Age on June 30, 2016.

Sales during the three months ended March 31, 2017 for the portfolio on an apples to apples or proforma basis increased 8.8%, with all brands and divisions growing led by the Búcha® Live Kombucha brand that was up 45.2% vs. the three month period in the prior year. The primary reason for the significant increase was the penetration of Búcha® Live Kombucha into the New Age Distribution system, national distribution expansion of the entire portfolio, and continued expansion of the New Age DSD division in Colorado.

Since creation of New Age Beverages on June 30, 2016, the company has grown almost 40 times in revenue from its size as a stand-alone company as Búcha, Inc. up until June 2016. In addition to the scale growth, the Company has added penetration into the top 5 fastest growing segments with leading brands, and has been employing a one-stop-shop strategy with retailers and distributors that has been materializing into significant distribution expansion across the broader portfolio. That distribution expansion is the precursor of future top-line growth and provides clearer visibility into expected top-line growth in coming quarters in line with the company’s published organic growth business model.

Cost of Goods Sold

	Three months Ended March 31, 2017	Three months Ended March 31, 2016

Production costs/labor	$7,933,293	$414,866
Freight expense	419,179	84,615
Cost of goods sold	$8,352,472	$499,481

Total cost of goods sold for the three months ended March 31, 2017 was $8,352,472 as compared to $499,481 for the three months ended March 31, 2016. The primary reason for the significant increase was the acquisition of New Age on June 30, 2016.

As a percentage of sales, total cost of goods sold was 77.4% for the three months ended March 31, 2017 (gross margin of 22.6%).

The increase in the gross margin was due to several factors, including (1) a significant increase in gross and net sales, (2) significantly increased scale and efficiencies that led to lower freight costs and transportation costs, and (3) an improvement in the production processes of some of our key products that led to lower overall manufacturing costs.

Improvement in costs of goods sold is one of the Company’s major priorities, and numerous improvement opportunities across each brand have been identified and action plans emplaced to improve gross margins. The individual actions across value engineering, scale negotiations, and other coupled with the significant mix benefits of adding in higher margin brands have already begun to positively impact gross margin, and are expected to significantly impact gross margin throughout in 2017.

Operating Expenses

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Advertising, promotion and selling	$697,767	$96,221
General and administrative	2,090,291	169,610
Legal and professional	73,391	81,645
Total operating expenses	$2,861,449	$347,476

Total operating expenses for the three months ended March 31, 2017 was $2,861,449 , as compared to $347,476 for the three months ended March 31, 2016. The primary reason for the significant increase was the acquisition of Xing on June 30, 2016. In addition to the impact of the operating costs of a substantially larger scale enterprise, a significant amount of the increase was also attributable to the transactional costs recognized when acquiring Xing, Coco-Libre and Markey and numerous other one-time, non-recurring legal and other expenses associated with the integrations and absorption of the new enterprises.

As a percent of net sales, total operating expenses were 26.5% of net sales, vs. 59% of net sales in the prior year. With the organic growth of the business, and the significant additions of new scale business without a corresponding increase in operating expenses, the percent of total operating expenses as a percent of net sales is expected to significantly decline in 2017.

In the planning of the acquisition and combination between Búcha, Inc and Xing, and the planning of the combination with the Marley Beverage Company and Coco-Libre numerous cost synergies were identified that included reduction of freight expenses, improvement in cost of goods sold in both packaging and raw material sourcing, and numerous improvements in operating expenses including elimination of overlapping headcount and other duplicative expenses. With each acquisition, most cost synergies in headcount occur within the first 90 days, and the remaining cost synergies within 12 to 18 months. Many of the packing, scale, and value engineering benefits take time to materialize and/or negotiate, but there is a methodical process in place in operations and supply chain to realize the savings.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $534,935 compared to cash as of December 31, 2016 of $529,088.

On a standalone basis, we believe that cash flow from operations will meet our present and near-term cash needs. The acquisitions of Xing, New Age, Marley and Coco-Libre substantially grew the Company’s scale and resources.

Working Capital

	March 31, 2017	December 31, 2016
Current assets	$12,779,033	$10,005,922
Less: current liabilities	5,401,602	11,442,748
Working capital (deficiency)	$7,377,431	$(1,436,826)

Current assets are primarily comprised of accounts receivable and inventories, which accounts for 89.5% and 91.4% of our current assets as of March 31, 2017 and December 31, 2016, respectively.

Increases in our reported assets and liabilities are attributable to our March 31, 2017 acquisition of Maverick’s net assets for $11,086,000. The purchase price was allocated to the net assets acquired as follows:

Accounts receivable	$821,721
Inventories	1,930,598
Prepaid expenses and other current assets	211,213
Property and equipment, net	68,282
Goodwill	10,826,392
Accounts payable and accrued expenses	(1,201,254)
Assumption of note payable	(1,570,952)
Purchase price	$11,086,000

The above allocation is preliminary and is subject to change. Because the acquisition was completed on March 31, 2017, the Company has begun to assess the fair value of the various net assets acquired but has not yet completed this assessment. The Company is also in the process of identifying other intangible assets, such as customer relationships and recipes that may need to be recognized apart from goodwill. Once identified, these other intangible assets, if any, will be recorded at their fair values. The Company is working to finalize the allocations as quickly as possible, and anticipates that the allocation will not be final for approximately 6 months. Any adjustments necessary may be material to the consolidated balance sheet and the amount of goodwill recognized. Any resulting adjustments would have no impact to the March 31, 2017 reported operating results or cash flows.

Cash Flows

	Three months ended March 31, 2017	Three months ended March 31, 2016
Net cash (used in) provided by operating activities	$(3,114,158)	$(94,180)
Net cash used in investing activities	(2,148,560)	-
Net cash provided by (used in) financing activities	5,268,565	201,439
Net change in cash	$5,847	$107,259

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $3,114,158, which is more than the net cash used in the comparable periods last year as a result of the Xing and Maverick acquisitions.

Investing Activities

Net cash used in investing activities is primarily driven by our acquisition of Maverick on March 31, 2017, whereby we paid $2,000,000.

Financing Activities

For the three months ended March 31, 2017, net cash provided by financing activities of $5,268,565 was due to the issuance of common stock of approximately $16,000,000 of net proceeds and $10,000,000 of payment on notes payable.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the quarter ended March 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our interim president and chief executive officer (who is the Company’s principal executive officer) and our chief financial officer, treasurer, and secretary (who is the Company’s principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting were effective as of March 31, 2017.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017, in addition to other information contained in those reports and in this Form 10-Q in evaluating the Company and its business before purchasing shares of its common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

March 19, 2016, the Company sold a Convertible Promissory Note in an amount of $200,000 to an unaffiliated third party. The purchaser also received a three-year Warrant to purchase 100,000 shares at an exercise price of $0.40 per share. The Convertible Promissory Note is convertible after 180 days into shares of the Company’s common stock at a twenty-five percent (25%) discount to the Volume Weighted Average Price for the five (5) trading days prior to the date of conversion.

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

On March 31, 2017 and in connection with the acquisition of the Maverick Brands, the Company issued the selling shareholders 2,200,000 shares of common stock as part of the purchase consideration.

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

NEW AGE BEVERAGES CORPORATION

Date: May 15, 2017	By:	/s/ Brent Willis
Brent Willis
Chief Executive Officer,and Director
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Chuck Ence
Chuck Ence
Chief Financial Officer