Form 10-Q
period 2017-06-30
New Age Beverages Corp
filed 2017-08-15
CIK 1579823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-38014

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

Number of shares outstanding of the issuer’s common stock on August 14, 2017: 34,330,520

NEW AGE BEVERAGES CORPORATION

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW AGE BEVERAGES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December, 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$279,907	$529,088
Accounts receivable, net of allowance for doubtful accounts	8,593,899	4,729,356
Inventories, net	8,147,515	4,420,632
Prepaid expenses and other current assets	1,234,316	326,846
Total current assets	18,255,637	10,005,922

Property and equipment, net of accumulated depreciation	1,943,016	7,286,201
Right to use asset, buildings	4,406,970	-
Goodwill	40,094,191	4,895,241
Customer relationships, net of accumulated amortization	4,342,713	4,538,674
Total assets	$69,042,527	$26,726,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued expenses and other current liabilities	$6,326,391	$6,880,569
Lease liability, current	89,137	-

Contingent consideration	1,250,000	-
Current portion of notes payable	-	4,562,179
Total current liabilities	7,665,528	11,442,748

Notes payable, net of unamortized discounts and current portion	1,570,952	10,374,675
Lease liability, net of current portion	4,317,833	-
Related party debt, net of unamortized discount	-	29,961
Total liabilities	13,554,313	21,847,384

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 34,330,520 and 21,900,106 shares issued and outstanding at June 30, 2017, and December 31, 2016, respectively	34,331	21,900
Series A Preferred stock, $0.001 par value: 250,000 shares authorized, zero and 250,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	250
Series B Preferred stock, $0.001 par value: 300,000 shares authorized, zero and 284,807 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	285
Additional paid-in capital	60,629,513	11,821,176
Accumulated deficit	(5,175,630)	(6,964,957)
Total stockholders’ equity	55,488,214	4,878,654
Total liabilities and stockholders’ equity	$69,042,527	$26,726,038

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUES, net	$15,104,795	$686,740	$25,892,596	$1,275,540
Cost of Goods Sold	11,713,950	600,648	20,066,422	1,100,129

GROSS PROFIT	3,390,845	86,092	5,826,174	175,411

OPERATING EXPENSES:
Advertising, promotion and selling	894,144	101,614	1,591,911	197,835
General and administrative	2,698,561	850,818	4,788,852	1,020,428
Legal and professional	132,044	1,093,755	205,435	1,175,400
Total operating expenses	3,724,749	2,046,187	6,586,198	2,393,663

LOSS FROM OPERATIONS	(333,904)	(1,960,095)	(760,024)	(2,218,252)

OTHER EXPENSE:
Interest expense	(45,791)	(36,590)	(126,071)	(66,224)
Other income	3,277,569	-	3,321,040	-
Other expense net	(401,192)	(934)	(645,617)	(934)
Total income (expense)	2,830,586	(37,524)	2,549,352	(67,158)

NET INCOME/(LOSS)	$2,496,682	$(1,997,619)	$1,789,328	$(2,285,410)

NET INCOME/(LOSS) PER SHARE – BASIC	$0.08	$(0.12)	$0.05	$(0.14)
NET INCOME/(LOSS) PER SHARE –DILUTED	$0.08	$(0.12)	$0.05	$(0.14)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,789,328	$(2,285,410)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	471,420	49,322
Amortization of debt discount	128,614	20,198
Provision for doubtful accounts	9,000	-
Accrued acquisition costs	-	753,857
Gain on sale from building	(3,272,653)	-
Common stock issued for services	-	956,596
Changes in operating assets and liabilities:
Accounts receivable	(2,446,765)	(92,306)
Inventories	(840,038)	(39,424)
Prepaid expenses and other current assets	(495,119)	14,569
Accounts payable, accrued expenses and other current liabilities	(2,020,551)	369,564
Net cash used in operating activities	(6,676,764)	(253,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of building	8,900,000	-
Purchases of property and equipment	(414,125)	-
Acquisition of assets of Maverick Brands, LLC	(2,000,000)	-
Cash paid to acquire the combined assets of Xing	-	(8,500,000)

Net cash used in investment activities	6,485,875	(8,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	-	8,500,000
Net factoring advances	-	(6,012)
Exercise of stock warrants	-	21,000
Issuance of common stock for cash	15,638,232	-
Repayment of notes payable and capital lease obligations	(15,696,524)	-

Proceeds from convertible note payable	-	200,000
Net cash (used by) provided by financing activities	(58,292)	8,714,988

NET CHANGE IN CASH	(249,181)	(38,046)
CASH AT BEGINNING OF PERIOD	529,088	43,856
CASH AT END OF PERIOD	$279,907	$5,810

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

New Age Beverages Corporation (the “Company”) was formed under the laws of the State of Washington on April 26, 2010 under the name American Brewing Company, Inc. On April 1, 2015, the Company acquired the assets of B&R Liquid Adventure, which included the brand Bucha® Live Kombucha. On June 30, 2016, the Company acquired the combined assets of New Age Beverages, LLC, Aspen Pure, LLC, New Age Properties, LLC and Xing Beverage, LLC and changed the company’s name to New Age Beverages Corporation. On March 31, 2017, the Company acquired certain assets of Maverick Brands, LLC (see note 3). On May 18, 2017, the Company acquired the assets of Premier Micronutrient Corporation (see note 3). On June 13, 2017, the Company acquired the assets of Marley Beverage Company, LLC (see note 3). The Company manufactures, markets and sells a portfolio of healthy functional beverages including XingTea®, an all-natural, non-GMO, non-HFCS premium Ready to Drink (RTD) Tea; Aspen Pure®, an artesian-well, naturally-high PH balanced, source water from the Colorado Rocky Mountains; XingEnergy®, an all-natural, vitamin-enriched, non-GMO, Non-HFCS Energy Drink; and Búcha® Live Kombucha, an organic, all natural, fermented kombucha tea. The portfolio is distributed through the Company’s own Direct Store Distribution (DSD) network in Colorado and surrounding states, throughout the United States both direct to major retailers and through its network of DSD partners, and in 10 countries around the world. The brands are sold in all channels of distribution including Hypermarkets, Supermarkets, Pharmacies, Convenience, Gas and other outlets.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2017 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on March 31, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the unaudited condensed consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the Form 10-K have been omitted.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. The Company places its cash with high credit quality financial institutions. At times such amounts may exceed federally insured limits.

As of June 30, 2017, two customers accounted for approximately 16.1% (8.4%, and 7.7%) of accounts receivables. As of December 31, 2016, three customers represented approximately 29.4% (12.3%, 8.9% and 8.2%) of accounts receivables.

For the six months ended June 30, 2017, two customers represented approximately 13.7% (8.6% and 5.1%) of revenue. For the six months ended June 30, 2016, three customers represented approximately 18.5% (9.8%, 5.7% and 3.0%) of revenue.

Accounts Receivable

The Company’s accounts receivable primarily consists of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company’s allowance for doubtful accounts was $75,583 as of June 30, 2017 and $46,350 as of December 31, 2016.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Customer relationships are recorded at acquisition cost less accumulated amortization and impairment. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated. As of June 30, 2017 and December 31, 2016, accumulated amortization was $536,087 and $340,126, respectively. Amortization expense was $97,980 and $20,833 for the three months ended June 30, 2017 and 2016, respectively. Amortization expense was $195,961 and $41,667 for the six months ended June 30, 2017 and 2016, respectively.

Long-lived Assets

Long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Through June 30, 2017, we had not experienced impairment losses on our long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

Cash Flows

Supplemental Disclosures

	Six months ended June 30, 2017	Six months ended June 30, 2016

CASH PAID DURING THE PERIODS FOR:
Interest	$126,071	$400,735
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Warrants issued with convertible debt	$-	$18,154
Common stock issued for acquisition of Maverick Brands, LLC, Marley Beverages, LLC and Premier Micronutrient Corporation	$33,182,000	$-
Common stock issued for acquisition of Xing Beverages, LLC		$6,995,000
Promissory note issued for acquisition of Xing Beverages, LLC		$4,500,000

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company leases primarily consist of operating leases with varying expiration dates through 2020 and annual rent expense for 2017 is approximately $0.8 million. In August 2017, the Company determined to early adopt the provisions of this ASU in anticipation of this ASU is effective January 1, 2019 for all public entities. Management’s decision to early adopt this ASU was based on the likelihood the Company would qualify as an accelerated filer in 2019 given the projected growth and potential new external equity financing. As a result, the Company would be required to present three years of financial statements and restate the financial results for the year ended December 31, 2017 and the respective interim periods. As a result of the early adoption, the Company recognized the gain on sale of its corporate facilities for the six months ended June 30, 2017.

Effective April 1, 2017, the Company adopted the new lease accounting guidance in Accounting Standards Update No. 2016-02, Leases (Topic 842). The Company has elected the package of practical expedients permitted in ASC Topic 842. Accordingly, the Company accounted for its existing operating lease as an operating lease under the new guidance, without reassessing (a) whether the contract contains a lease under ASC Topic 842, (b) whether classification of the operating lease would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of March 31, 2017) would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, the Company recognized on April 1, 2017 (the beginning of the earliest period presented) (a) a lease liability of $4,406,970, which represents the present value of the remaining lease payments of $4,406,970, discounted using the Company’s incremental borrowing rate of 10%, and (b) a right-of-use asset of $4,406,970, which represents the lease liability of $4,406,970.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of June 30, 2017, the Company had an accumulated deficit of $5,175,630 and for the six months then ended June 30, 2017 achieved net income of $1,789,328. In February 2017, the Company issued common stock for approximately $15,600,000 of net proceeds (see note 9). The proceeds from the issuance were used to pay down notes payable of $10,000,000.

NOTE 3 – ACQUISITIONS

On March 31, 2017, the Company acquired the assets of Maverick Brands, LLC (“Maverick”). Maverick is engaged in the manufacturing and sale of coconut water and other beverages, which will help the Company expand its capabilities and product offering. The operating results of Maverick have been consolidated with those of the Company beginning April 1, 2017. Total purchase consideration paid was $11,086,000, which consisted of $2,000,000 of cash and 2,200,000 shares of common stock valued at $9,086,000. The common stock issued was valued at $4.13 per share, which was the closing stock on the date of the acquisition.

The purchase price was allocated to the net assets acquired based on their estimated fair values as follows:

Accounts receivable	$821,721
Inventories	1,930,598
Prepaid expenses and other current assets	211,213
Property and equipment, net	68,282
Accounts payable and accrued expenses	(1,201,254)
Assumption of note payable	(1,570,952)
259,608
Goodwill	10,826,392
$11,086,000

The above allocation is preliminary and is subject to change. The acquisition was consummated on March 31, 2017, and as such, the Company has begun to assess the fair value of the various net assets acquired, but has not yet completed this assessment. The Company is also in the process of identifying other intangible assets, such as customer relationships and recipes that may need to be recognized apart from goodwill. Once identified, these other intangible assets, if any, will be recorded at their fair values. The Company is working to finalize the allocations as quickly as possible, and anticipates that the allocation will not be final for approximately six months. Any adjustments necessary may be material to the consolidated balance sheet and the amount of goodwill recognized. Any resulting adjustments would have no impact to the June 30, 2017 reported operating results or cash flows.

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

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – ACQUISITIONS (continued)

On May 18, 2017, the Company entered into an Asset Purchase Agreement (the “Agreement”) whereby the Company acquired substantially all of the operating assets of Premier Micronutrient Corporation, a subsidiary of PMC Holdings, Inc. (“PMC”), which is a company engaged in the business of developing, manufacturing, selling and marketing micronutrient products and formulations (the “Acquisition”). On May 23, 2017 (the “Closing Date”), the parties executed the Bill of Sale and Assignment and Assumption Agreement for the Acquisition.

Upon the Closing Date, the Company received substantially all of the operating assets of PMC, consisting of inventory, accounts receivable, fixed assets and intellectual property in exchange for a purchase price of 1,200,000 shares of the Company’s common stock. The shares were fair valued at $4.58 per share. The Company also agreed to assume various accounts payable and accrued liabilities of PMC. The shares of Common Stock to be issued pursuant to the Acquisition will be restricted under Rule 144. The Acquisition was subject to customary closing conditions.

The purchase price was allocated to the net assets acquired based on their estimated fair values as follows:

Stock	5,496,000
Purchase price	$5,496,000

Accounts receivable	$42,104
Inventories	158,148
Prepaid expenses and other current assets	2,256
Property and equipment, net	55,023
Accounts payable	(27,772)
Assumption of notes payable	(601,095)
(371,336)
Goodwill	5,867,336
$5,496,000

The above allocation is preliminary and is subject to change. The acquisition was consummated on May 18, 2017, and as such, the Company has begun to assess the fair value of the various net assets acquired, but has not yet completed this assessment. The Company is also in the process of identifying other intangible assets, such as customer relationships and recipes that may need to be recognized apart from goodwill. Once identified, these other intangible assets, if any, will be recorded at their fair values. The Company is working to finalize the allocations as quickly as possible, and anticipates that the allocation will not be final for approximately six months. Any adjustments necessary may be material to the consolidated balance sheet and the amount of goodwill recognized. Any resulting adjustments would have no impact to the June 30, 2017 reported operating results or cash flows.

In connection with the acquisition of PMC, the Company incurred minimal transactional costs, which has been recognized as expense as of the closing date.

On March 23, 2017, the Company entered into an asset purchase agreement (the “APA”) whereby the Company agreed to acquire substantially all of the operating assets of Marley Beverage Company, LLC (“Marley”), which is a company engaged in the development, manufacturing, selling and marketing of nonalcoholic relaxation teas and sparkling waters, and ready to drink coffee drinks. The consideration for the Acquisition was amended pursuant to an Amendment to the APA dated June 9, 2017. The Acquisition closed on June 13, 2017.

At closing, the Company received substantially all of the operating assets of Marley, consisting of inventory, accounts receivable, fixed assets and intellectual property in exchange for a purchase price of 3,000,000 shares of the Company’s common stock, as well as an earn out payment of $1,250,000 in cash if the gross revenues of the Marley business during any trailing twelve calendar month period after the closing are equal to or greater than $15,000,000. The earnout, if applicable, will be paid as $625,000 on or before the 15th day after the end of the first trailing twelve calendar month period in which the earnout condition is satisfied, $312,500 not later than the first anniversary of the initial earnout payment, and $312,500 not later than the second anniversary of the initial earnout payment. The shares of Common Stock issued pursuant to the Acquisition have not been registered, but the holders have piggyback registration rights, as well as demand registration rights, with the demand registration rights beginning twelve months from the Closing Date. The Acquisition was subject to customary closing conditions. The shares were fair valued at $6.20 per share.

The purchase price was allocated to the net assets acquired based on their estimated fair values as follows:

Stock	18,600,000
Purchase price	$18,600,000

Accounts receivable	$562,953
Inventories	798,098
Prepaid expenses and other current assets	198,882
Property and equipment, net	22,191
Accounts payable and accrued expenses	(237,346)
Contingent consideration	(1,250,000)
94,778
Goodwill	18,505,222
$18,600,000

The above allocation is preliminary and is subject to change. The acquisition was consummated on June 13, 2017, and as such, the Company has begun to assess the fair value of the various net assets acquired, but has not yet completed this assessment. The Company is also in the process of identifying other intangible assets, such as customer relationships and recipes that may need to be recognized apart from goodwill. Once identified, these other intangible assets, if any, will be recorded at their fair values. The Company is working to finalize the allocations as quickly as possible, and anticipates that the allocation will not be final for approximately six months. Any adjustments necessary may be material to the consolidated balance sheet and the amount of goodwill recognized. Any resulting adjustments would have no impact to the June 30, 2017 reported operating results or cash flows.

In connection with the acquisition of Marley, the Company incurred minimal transactional costs, which has been recognized as expense as of the closing date.

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Xing Group, Maverick and Marley for the six months ended June 30, 2017 and for the year ended December 31, 2016, as if Xing Group, Maverick and Marley were acquired on January 1, 2016. The unaudited pro forma financial information excludes the financial results of PMC for the six month ended June 30, 2017 and for the year ended December 31, 2016 as the financial results for PMC were insignificant or less than two percent of the financial results of the Company on a standalone basis. No adjustments have been made for synergies that are resulting and planned from the acquisitions. These combined results are not indicative of the results that may have been achieved had the companies been combined as of such dates or periods, or of the Company’s consolidated future operating results.

	Six months ended June 30, 2017	For the year ended December 31, 2016
	(unaudited)	(unaudited)

Revenues	$29,380,585	$70,650,963
Net loss from continuing operations	(2,359,540)	(13,095,142)
Net loss per share – Basic and diluted	$(0.07)	$(0.38)
Weighted average number of common shares outstanding – Basic and Dilutive	34,330,520	34,330,520

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INVENTORIES

Inventories consist of brewing materials, tea ingredients, bulk packaging and finished goods. The cost elements of work in process and finished goods inventory consist of raw materials and direct labor. Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses on its raw materials. Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. Upon Maverick PMC and Marley the inventory balance increased by $2,886,844.

Inventories consisted of the following as of:

	June 30, 2017	December 31, 2016
Raw materials	$1,570,160	$458,582
Finished goods	6,577,355	3,962,050
	$8,147,515	$4,420,632

NOTE 5 – PROPERTY AND EQUIPMENT

Upon acquiring Maverick, PMC and Marley the property and equipment balance increased by $145,496. Property and equipment consisted of the following as of:

	June 30, 2017	December 31, 2016
Land and building	$518,293	$6,070,000
Trucks and coolers	1,035,568	963,474
Other property and equipment	976,725	509,064
Less: accumulated depreciation	(587,570)	(256,337)
	$1,943,016	$7,286,201

Depreciation expense, computed on the basis of three-to-five year useful lives for all property and equipment, and a 40-year useful life on the building, was $275,460 and $7,655 for the six months ended June 30, 2017 and 2016; respectively.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLE

Notes payable consisted of the following as of:

	June 30, 2017	December 31, 2016
Revolving note payable due bank	$-	$5,650,000
Note payable due to bank – secured by building	-	4,754,636
Series B note assumed from the Maverick Acquisition	1,570,952	-
Seller’s note payable	-	4,500,000
Note payable, net of unamortized discount of $- and $98,575	-	32,218
	1,570,952	14,936,854
Less: current portion	-	(4,562,179)
Long-term portion, net of unamortized discounts	$1,570,952	$10,374,675

In connection with the Acquisition of Xing, the Company entered into several notes payable with a bank and received proceeds of $10.7 million. One note payable is for $4,800,000, bears interest at 4.02%, and is secured by the Company’s land and building. Principal and interest is payable in monthly installments of $25,495 through June 2021 at which time the unpaid principal balance is due. The other note payable is a revolving credit facility that allows borrowings of up to $5.9 million, bears interest payable monthly at LIBOR plus a margin ranging from 2.25% to 3.00% depending on the current ratio of payment obligations to earnings as defined in the agreement, and is secured by the Company’s assets. The amount that may be borrowed under the revolving credit facility is based on the Company’s eligible receivables, inventory and fixed assets, and is reduced by $50,000 each month beginning August 1, 2016 until the facility has been reduced down to $2,900,000. The revolving credit facility matures on June 30, 2018. At June 30, 2017, $5.9 million dollars was available under the revolving note payable.

The Company also issued a $4.5 million note payable to a selling shareholder of Xing. This seller’s note bears interest, payable monthly, at 1% per year, beginning after December 31, 2016. The loan matured on June 30, 2017.

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

In connection with the Acquisition of Maverick, the Company assumed a Series B note payable of $1,570,952. In addition, in connection with our public offering of common stock in February 2017, proceeds from issuance were used to reduce the previously outstanding note balances.

NOTE 7 – RELATED PARTY DEBT

Related Party debt consisted of the following as of:

	June 30, 2017	December 31, 2016
Related party debt, net of unamortized discount of $- and $30,039	$-	$29,961
Less: current portion	-	-
Long-term portion, net of unamortized discount	$-	$29,961

In March 2015, the Company borrowed $60,000 from a member of management. The note bears interest at 10% per annum and is due and payable beginning June 30, 2015 maturing on March 31, 2020. Payments of interest are required quarterly. Should the Company be successful in raising $2,000,000 or more in funding the entire balance of the note will be due immediately. The note was issued in conjunction with an equity payment totaling 53,073 shares of Series B preferred stock that was issued with the debt. The Company has allocated the loan proceeds among the debt and the stock based upon relative fair values. The relative fair value of the stock was determined to be $42,742 and was recorded as a debt discount. The discount will be amortized over the life of the loan to interest expense. During the six months ended June 30, 2017 the Company used proceeds from the February 2017 common stock issuance to settle the related party debt.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 30, 2016, the Company assumed the lease commitments for the New Age Beverage, LLC (NAB) and Xing Beverage, LLC (Xing) when it acquired those companies. The Colorado Springs property, previously leased by Xing, has a base rent of $14,000 per month plus common area expenses, with escalation clauses over time. On January 10, 2017, the Company entered into a Purchase and Sale Agreement with an unaffiliated third party. Pursuant to the agreement, the Company entered into a commitment to sell the property located at 1700 E 68th Avenue, Denver, CO 80229 for a purchase price of $8,900,000. The agreement contains a lease back provision, whereby the Company shall lease the property for an initial term of ten years, with an option to extend for two successive five year periods. The Company recognized a gain on the sale of this property of $3,272,653 for the six months ended June 30, 2017. The Company early adopted the provisions of ASU 2016-02. The lease cost is $52,000 per month for the initial year, with two percent annual increases.

Future minimum lease payments under these facilities leases are approximately as follows:

2017	$572,349
2018	839,410
2019	825,093
2020	816,000
2021	624,000
Thereafter	3,744,000
$7,420,852

Rent expense was $399,208 and $12,408 for the six months ended June 30, 2017 and 2016, respectively.

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated unaudited interim financial statements as of June 30, 2017.

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

The board of directors has designated 300,000 shares as Series B Preferred stock, par value $.001 per shares (“Series B Preferred”). The Series B Preferred is non-voting, not eligible for dividends and ranks equal to common stock and below Series A preferred stock. Each share of Series B Preferred has a conversion rate into eight shares of common stock. As of December 31, 2016, 284,807 share of Series B Preferred are issues and outstanding. As a result of the February 17, 2017 common stock issuance all shares of Series B Preferred shares were converted, resulting in an increase to common stock of $2,278 and additional paid in capital of $1,993.

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

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On August 3, 2016, the Company’s Board of Directors approved and adopted the New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (the “Plan”) pursuant to which the maximum number of shares that can be granted is 1,600,000 shares. Grants under the Plan may include options and restricted stock, as well as many other equity-type awards. The purpose of the Plan is to attract able persons to enter the employ or to serve as directors or as consultants of the Company and its affiliates. A further purpose of the Plan is to provide such individuals with additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. The shares of our common stock to be issued in connection with the Plan will not be registered under the Securities Act. As of June 30, 2017, there has been no grants under the Plan.

NOTE 10 – COMMON STOCK WARRANTS

As of June 30, 2017, the Company had a warrant to purchase 100,000 shares of common stock outstanding with an exercise of $0.40 per share. The warrant expires in March 2019. A summary of common stock warrants activity for the six months ended June 30, 2017 is as follows:

		Weighted Average
	Number	Exercise Price

Warrants outstanding December 31, 2016	100,000	$0.40
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Warrants outstanding June 30, 2017	100,000	$0.40
Warrants exercisable as of June 30, 2017	100,000	$0.40

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

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Six Months	Six Months
	Ended	Ended
	June 30, 2017	June 30, 2016

Weighted average shares outstanding – Basic	30,540,843	15,846,027

Warrant to acquire common stock	100,000	-
Weighted average shares outstanding – Diluted	30,640,843	15,846,027

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were available for issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Such forward- looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this Quarterly Report on Form 10-Q includes statements about:

●	our plans to acquire brands or companies that we believe will be prospective development candidates;
●	concentration of our customer base and fulfillment of existing customer contracts;
●	our ability to maintain pricing;
●	the cyclical nature of the beverage industry;
●	deterioration of the credit markets;
●	our ability to raise additional capital to fund future expenditures;
●	increased vulnerability to adverse economic conditions;
●	our integrating of acquisitions;
●	our ability to obtain raw materials and specialized equipment;
●	technological developments or enhancements;
●	loss of key executives;
●	the ability to employ skilled and qualified workers;
●	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;
●	our beliefs regarding the future of our competitors;
●	our expectation that the demand for our products will continue to increase; and
●	our expectation that we will be able to raise capital when we need it.

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

Overview

New Age Beverages is a leading all natural and organic healthy functional beverage company engaged in the development, marketing, sales and distribution of a portfolio of Ready-to-Drink (RTD) better-for-you beverages. The company has competitive entrants in the top 5 fastest growing segments of the beverage industry competing in the RTD tea, RTD coffee, Coconut Water, Kombucha, Functional Waters, and Energy drink segments. We differentiate our brands through functional characteristics and ingredients and offer all natural and organic products, with no HFCS, no GMOs, no preservatives, and only all natural flavors, fruits, and other ingredients. We manufacture of products in our own fully-integrated manufacturing facilities and through a network of nine additional manufacturers strategically located throughout the United States. Our products are currently distributed in 10 countries internationally, and in all 50 states domestically through a hybrid of four routes to market including our own DSD system that reaches more than 6,000 outlets, a DSD network that services more than 25,000 other outlets throughout the North America , directly through customer’s warehouses, and through our network of brokers and natural product distributors. Our products are sold through multiple channels including major grocery retail, natural food retail, E-Commerce, specialty outlets, hypermarkets, club stores, pharmacies, convenience stores and gas stations. We market our products using a range of marketing mediums including in-store merchandising and promotions, experiential marketing, events, and sponsorships, digital marketing and social media, direct marketing, and traditional media including print, radio, outdoor, and TV.

The Company was formerly American Brewing Company, Inc., a craft brewing company formed under the laws of the State of Washington on April 26, 2010. On April 1, 2015, the Company acquired the Búcha® Live Kombucha brand and the assets related to its production and sale from B&R Liquid Adventure.

On October 1, 2015, we sold the assets and various liabilities related to our brewery and craft brewing operations. The assets sold consisted of accounts receivable, inventories, prepaid assets and property and equipment. The liabilities consisted of brewing-related contracts we held, liabilities related to inventory as well as lease obligations. We recognized the sale of the brewery and craft brewing operations as a discontinued operation in the year ended December 31, 2016, in accordance with accounting guidelines. The Company changed its name to Búcha, Inc. in May 2016.

In June 30, 2016, the Company acquired the combined assets of New Age Beverages, LLC, New Age Properties, LLC, Aspen Pure, LLC, and Xing Beverage, LLC (collectively, New Age). New Age is engaged in the manufacturing and sale of various teas, waters, and other healthy functional beverages. This acquisition expanded our capabilities and product offerings, provided scale, and a supply chain and organizational foundation. Immediately following the acquisition, the Company relocated its operational headquarters to Denver, Colorado.

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

On March 31, 2017, the Company completed the acquisition of the combined assets of Maverick Brands, LLC including their brand Coco-Libre, one of the leading brands in the >$2.5 Billion Coconut Water category with a CAGR of >20% 2011-2016. Through the acquisition the company strategically gained the number one organic multi-serve brand of Coconut Water, and a range of other unique products including Organic Sparkling offerings, and protein based drinks in unique sizes and packaging offerings.

The acquisition of Maverick brands, not only provided New Age with a leading brand in a growth segment and significantly increased scale, but also strategically provided an attractive sourcing structure for future products expected to utilize coconut water as a base. In addition, the national retail key account penetration, and regional strength of Coco-Libre in certain regions like the Northeast for example, filled needed voids in the New Age go to market model.

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

In the first three months since owning the Coco-Libre operation, 100% of previous operational headcount has been eliminated and significant other overhead and operating expenses have been eliminated totaling more than $3.6 million which has converted the business from a stand-alone loss-making enterprise into a profitable one incorporated into the New Age system.

On May 18, 2017, the Company completed the acquisition of Premier Micronutrient Corporation (PMC) including 12 patents covering a range of needs including:

-	Cardiovascular health
-	Neurological and concussive protection
-	Radiation protection
-	Immune function enhancement
-	Oxidative cell damage protection
-	Hearing health
-	Diabetes treatment
-	Metabolic function improvement

The acquisition of PMC also included 8 cooperative research and development studies done in conjunction with various groups within the US military, 14 prospective human clinical trials and animal studies to permit the communication of performance claims, and brands and domains including BioShield, BioArmor, and others.

The acquisition of the Premier Micronutrient Corporation strategically adds to the New Age portfolio significant intellectual property, unlike any other beverage company, and underpins the Company’s planned product launches of the next generation of healthy functional beverages targeted to the medical and pharmacy channels. These new channels have significantly less competitive intensity where New Age’s primary competitors do not operate, and the patents, trials, research, studies, and people provide the credibility that underpins entrance into the attractive area.

On June 13, 2017, the Company completed the acquisition of the combined assets of the Marley Beverage Company, including their brands Marley One Drop coffee, and Marley Mellow Mood relaxation drinks, two of the leading brands in the fast growing RTD coffee and RTD tea segments with a CAGR of »9% 2011-2016.

The acquisition of the Marley Beverage Company strategically adds to the New Age portfolio one of the top 5 brands in RTD Coffee, enables the Company to enter into the emerging relaxation drinks segment, and gain a brand with global recognition and more than 74 million Facebook followers.

Revenue synergies to be captured over the next 12 to 18 months are expected to be in excess of $5 million to be gained primarily through US and International distribution expansion through New Age’s own DSD and hybrid network route to market. Cost synergies over the next 12 to 18 months are expected to be in excess of $5 million to be gained from headcount rationalization, shipping and production efficiencies, elimination of corporate overlaps, and rationalization of all non-value-added operating expenses.

New Age entered into management agreement and took over operational control of the Marley Beverage Company in the 4th quarter of 2016. At that time, the Company defined its intent to potentially complete a full acquisition of the business for consideration of 3 million shares. The acquisition closed following further due diligence and New Age’s uplisting onto the Nasdaq Stock Market.

Since entering into the management agreement and in the last three weeks of the 2nd Quarter since completing the acquisition of the Marley Beverage Company operation, the businesses have been 100% integrated, a national sales force developed and trained, systems have been merged, and significant operating expenses have been eliminated all totaling more than $3.1 million which has converted the business from a stand-alone loss-making enterprise into a profitable one incorporated into the New Age system.

Revenue Model and Distribution Methods of our Products and Services

Our core business is to develop, market, sell, and distribute our current brands including XingTea®, XingEnergy®, Aspen Pure® and Búcha® Live Kombucha, Marley One Drop®, Marley Mellow Mood®, and Coco-Libre® brands, and to develop new healthy functional beverage products. We compete in the healthy functional beverage segments, which is the growth area of RTD beverages as consumers gravitate toward better-for-you beverages and healthier choices and away from traditionally large beverage categories including juices and carbonated soft drinks.

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

Búcha® is made from black teas, proprietary Kombucha culture and probiotics, unique yeast strains and cultures, and all natural organic fruits and flavors. Búcha® Live Kombucha comes in five flavors including Raspberry Pomegranate, Blood Orange, Guava Mango, Grapefruit Sage, and Yuzu Lemon packaged in 16 ounce glass bottles. The brand is sold in traditional grocery and health food and specialty outlets, and is beginning to expand distribution across the United States in mainstream retail and down the street outlets with the support of major DSD partners.

Our Búcha® Live Kombucha is currently distributed in more than 7,000 stores, consisting of specialty health food stores and food, drug and mass chains including Whole Foods, Kroger, Safeway, 7-Eleven, Sobeys, Loblaw’s, PCC, Vons and Ralph’s, Natural Grocers, Sprouts, Ahold, Giant, HEB, Vitamin Cottage, select Airport outlets, Hotels and others.

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

Marley Mellow Mood®

Marley Mellow Mood® is an all-natural RTD Tea, and on the forefront of creation of the relaxation drinks segment. Marley Mellow Mood is made with Valerian Root, Chamomile, and other natural herbs and ingredients and unlike competitive RTD Tea’s is all natural, has no HFCS, no preservatives, no GMO’s, and is kosher certified. The brand comes in 15.5 oz. cans in five flavors including Peach Raspberry, Bartlett Pear, Raspberry Lemonade, Honey Green Tea,

Marley Mellow Mood® relaxation drinks compete in the ≈$50 Billion Global RTD Tea market, which has experienced a compound annual growth rate over the past five years of just under 10%. Marley is the leading relaxation drink, which is a developing sub-segment of the RTD category.

Marley Mellow Mood® relaxation drinks are distributed in more than 10,000 outlets throughout the United States and Canada, and has an initial presence in 7 international markets in Western Europe, Latin America and the Caribbean.

Coco-Libre®

Coco-Libre® is a certified organic Coconut water made from concentrate in the USA. It is the only brand made in the USA and because of its sourcing structure, has a consistent product and formula every time unlike competitors that are primarily sourced from Latin America or South-East Asia and subject to fluctuations in taste and issues with quality control. Coco-Libre® competes in the ≈$2.5 Billion Coconut water category that has experienced a compound annual growth rate of over 20% over the past 5 years.

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

Results of Operations

The remainder of this MD&A discusses our continuing operations of the newly combined entity including all of the Company’s brands. The comparisons on a three and six month basis for 2017 are of the newly combined entity versus the Búcha, Inc. standalone company in 2016.

For the three months ended June 30, 2017(newly Combined Entity) compared to the three months ended June 30, 2016

	Three Months Ended	Three Months Ended
	June 30, 2017	June 30, 2016

Net revenue	$15,104,795	$686,740
Cost of goods sold	11,713,950	600,648
Gross profit	3,390,845	86,092

Operating expenses	3,724,749	2,046,187
Other income (expenses)	2,830,586	(37,524)
Net income (loss)	$2,496,682	$(1,997,619)

Revenues

Gross revenues for the three months ended June 30, 2017 were $16,038,264 vs. $811,569 for the three months ended June 30, 2016. Net revenues from the sale of our product (sales less deductions, discounts and chargebacks) achieved $15,104,795 vs. $686,740 for the three months ended June 30, 2017 and 2016. The primary reasons for the significant increase was the acquisition of New Age on June 30, 2016, the acquisition of Maverick Brands (Coco-Libre) on March 31, 2017, the acquisition of the Marley Beverage Company on June 13, 2017, and organic growth of the portfolio.

Sales during the three months ended June 30, 2017 for the portfolio on a pro forma basis increased 6.7%. The primary reason for the significant increase was the rollout of the new shelf-stable Búcha® Live Kombucha, improved performance on XingTea in major convenience and traditional grocery stores, and continued expansion of the New Age DSD division in Colorado with the additions of Nestea, Essentia Water, Odyssey Beerwerks and the growth of the New Age own portfolio. The Company now has an entrant in the top 5 fastest growing segments of beverages with leading brands, and is employing a one-stop-shop offering to retailers and distributors.

Cost of Goods Sold

	Three months Ended June 30, 2017	Three months Ended June 30, 2016

Production costs/labor	$11,294,771	$595,158
Freight expense	419,179	5,490
Cost of goods sold	$11,713,950	$600,648

Total cost of goods sold including shipping costs for the three months ended June 30, 2017 was $11,713,950 as compared to $600,648 for the three months ended June 30, 2016. The primary reason for the significant increase was the acquisition of New Age on June 30, 2016, the acquisition of Maverick Brands (Coco-Libre) on March 31, 2017, the acquisition of the Marley Beverage Company on June 9, 2017, and organic growth of the portfolio.

As a percentage of sales, cost of goods sold (including shipping costs) was 77.6% for the three months ended June 30, 2017, versus 87.5% for the three months ended June 30, 2016.

The increase in the gross margin was due to several factors, including a significant increase in gross and net sales, increased scale and efficiencies that led to lower freight costs and transportation costs, improvement in the production processes of some of our key products that led to lower overall manufacturing costs, mix shift with higher margin products in the portfolio and value engineering of some of our key brands and packages.

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

Operating Expenses

	Three months ended	Three months ended
	June 30, 2017	June 30, 2016
Advertising, promotion and selling	$894,144	$101,614
General and administrative	2,698,561	850,818
Legal and professional	132,044	1,093,755
Total operating expenses	$3,724,749	$2,046,187

Total operating expenses for the three months ended June 30, 2017 was $3,724,749, as compared to $2,046,187 for the three months ended June 30, 2016. The primary reason for the increase was the acquisition of Xing on June 30, 2016, the acquisition of Maverick Brands (Coco-Libre) on March 31, 2017, the acquisition of the Marley Beverage Company on June 13, 2017, and expenses related to driving organic growth of the portfolio.

As a percent of net sales, total operating expenses were 24.7% of net sales, vs. 26.7% in the prior quarter and vs. 297.9% of net sales in the prior year. With the additions of new businesses and organic growth of the core business with a lower corresponding increase in operating expense, the percent of total operating expenses as a percent of net sales is down 2.0 pts vs. the prior quarter and significantly versus prior year. As scale continues to increase, operating expenses as a percent of sales is expected to continue to significantly decline in 2017.

With the additions of new businesses and organic growth of the core business without a corresponding increase in operating expense, the percent of total operating expenses as a percent of net sales is down 2 pts vs. the prior quarter and dramatically versus prior year. As scale continues to increase, operating expenses as a percent of sales is expected to continue significantly decline in 2017.

In the planning of the acquisition and combination between Búcha, Inc. and Xing, and the planning of the combination with the Marley Beverage Company and Coco-Libre numerous cost synergies were identified that included reduction of freight expenses, improvement in cost of goods sold in both packaging and raw material sourcing, and numerous improvements in operating expenses including elimination of overlapping headcount and other duplicative expenses. With each acquisition, most cost synergies in headcount occur within the first 90 days, and the remaining cost synergies within 12 to 18 months. Many of the production, packaging, scale, and value engineering benefits take time to materialize and/or negotiate, but there is a methodical process in place in operations and supply chain to realize the savings.

For the six months ended June 30, 2017(newly Combined Entity) compared to the six months ended June 30, 2016

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016

Net revenue	$25,892,596	$1,275,540
Cost of goods sold	20,066,422	1,100,129
Gross profit	5,826,174	175,411
Operating expenses	6,586,198	2,393,663
Other income (expenses)	2,549,352	(67,158)
Net income (loss)	$1,789,328	$(2,285,410)

Revenues

Gross revenues for the six months ended June 30, 2017 were $27,475,902 vs. $1,511,783 for the six months ended June 30, 2016. Net revenues from the sale of our product (sales less deductions, discounts and chargebacks) achieved $25,892,596 vs. $1,275,540 for the six months ended June 30, 2017 and 2016. The primary reasons for the significant increase was the acquisition of New Age on June 30, 2016, the acquisition of Maverick Brands (Coco-Libre) on March 31, 2017, the acquisition of the Marley Beverage Company on June 13, 2017, and organic growth of the portfolio.

Sales during the six months ended June 30, 2017 for the portfolio on a pro forma basis increased 6.9%. The primary reason for the significant increase was the rollout of the new shelf-stable Búcha® Live Kombucha, improved performance on XingTea in major convenience and traditional grocery, and continued expansion of the New Age DSD division in Colorado with the additions of Nestea, Essentia Water, Odyssey Beerwerks and the growth of the New Age own portfolio. The Company now has an entrant in the top 5 fastest growing segments of beverages with leading brands, and the one-stop-shop offering to retailers and distributors from a credible, scale company is resonating. The renewed credibility and audiences with customers, have also provided the basis for New Age’s presentation of new products including Aspen Pure® Probiotic and Marley Mate™. Early feedback has been excellent providing increased visibility into expected top-line growth in coming quarters in line with the company’s published organic growth business model.

Cost of Goods Sold

	Six months Ended June 30, 2017	Six months Ended June 30, 2016

Production costs/labor	$19,336,723	$903,165
Freight expense	729,699	196,964
Cost of goods sold	$20,066,422	$1,100,129

Total cost of goods sold including shipping costs for the six months ended June 30, 2017 was $20,066,422 as compared to $1,100,129 for the six months ended June 30, 2016. The primary reason for the significant increase was the acquisition of New Age on June 30, 2016, the acquisition of Maverick Brands (Coco-Libre) on March 31, 2017, the acquisition of the Marley Beverage Company on June 9, 2017, and organic growth of the portfolio.

As a percentage of sales, cost of goods sold was 77.5% for the six months ended June 30, 2017, vs. 86.2% for the six months ended June 30, 2016.

The increase in the gross margin was due to several factors, including a significant increase in gross and net sales, increased scale and efficiencies that led to lower freight costs and transportation costs, improvement in the production processes of some of our key products that led to lower overall manufacturing costs, mix shift with higher margin products in the portfolio and value engineering of some of our key brands and packages.

Improvement in costs of goods sold is one of the Company’s major priorities, and numerous improvement opportunities across each brand have been identified and action plans emplaced to improve gross margins. The individual actions across value engineering, scale negotiations, and other coupled with the significant mix benefits of adding in higher margin brands have already begun to positively impact gross margin, and are expected to significantly impact gross margin throughout 2017.

Operating Expenses

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
Advertising, promotion and selling	$1,591,911	$197,835
General and administrative	4,788,852	1,020,428
Legal and professional	205,435	1,175,400
Total operating expenses	$6,586,198	$2,393,663

Total operating expenses for the six months ended June 30, 2017 was $6,586,198, as compared to $2,393,663 for the six months ended June 30, 2016. The primary reason for the significant increase was the acquisition of Xing on June 30, 2016, the acquisition of Maverick Brands (Coco-Libre) on March 31, 2017, the acquisition of the Marley Beverage Company on June 13, 2017, and expenses related to driving organic growth of the portfolio. In addition to the impact of the operating costs of a substantially larger scale enterprise, a significant amount of the increase was also attributable to the transactional costs recognized when acquiring Xing, Coco-Libre and Markey and numerous other one-time, non-recurring legal and other expenses associated with the integrations and absorption of the new enterprises.

As a percent of net sales, total operating expenses were 25.4% of net sales, vs. 187.7% of net sales in the prior year. With the organic growth of the business, and the significant additions of new scale business without a corresponding increase in operating expenses, the percent of total operating expenses as a percent of net sales is expected to significantly decline in 2017.

In the planning of the acquisition and combination between Búcha, Inc. and Xing, and the planning of the combination with the Marley Beverage Company and Coco-Libre numerous cost synergies were identified that included reduction of freight expenses, improvement in cost of goods sold in both packaging and raw material sourcing, and numerous improvements in operating expenses including elimination of overlapping headcount and other duplicative expenses. With each acquisition, most cost synergies in headcount occur within the first 90 days, and the remaining cost synergies within 12 to 18 months. Many of the production, packaging, scale, and value engineering benefits take time to materialize and/or negotiate, but there is a methodical process in place in operations and supply chain to realize the savings.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $279,907 compared to cash as of December 31, 2016 of $529,088.

On a standalone basis, we believe that cash flow from operations will meet our present and near-term cash needs. The acquisitions of Xing, New Age, Marley and Coco-Libre substantially grew the Company’s scale and resources.

Working Capital

	June 30, 2017	December 31, 2016
Current assets	$18,255,637	$10,005,922
Less: current liabilities	7,665,528	11,442,748
Working capital (deficiency)	$10,590,109	$(1,436,826)

Current assets are primarily comprised of accounts receivable and inventories, which accounts for 91.7% and 91.4% of our current assets as of June 30, 2017 and December 31, 2016, respectively.

Increases in our reported assets and liabilities are attributable to our June 30, 2017 acquisition of Maverick’s, Marley’s, and PMC’s net assets for $35,182,000. The purchase price was allocated to the net assets acquired as follows:

Accounts receivable	$1,426,778
Inventories	2,886,844
Prepaid expenses and other current assets	412,351
Property and equipment, net	145,496
Goodwill	35,198,950
Accounts payable and accrued expenses	(1,466,372)
Contingent consideration	(1,250,000)
Assumption of note payable	(2,172,047)
Purchase price	$35,182,000

The above allocation is preliminary and is subject to change. Because the acquisitions were completed on March 31, 2017 and during the second quarter ended June 30, 2017, the Company has begun to assess the fair value of the various net assets acquired but has not yet completed this assessment. The Company is also in the process of identifying other intangible assets, such as customer relationships and recipes that may need to be recognized apart from goodwill. Once identified, these other intangible assets, if any, will be recorded at their fair values. The Company is working to finalize the allocations as quickly as possible, and anticipates that the allocation will not be final for approximately 6 months. Any adjustments necessary may be material to the consolidated balance sheet and the amount of goodwill recognized. Any resulting adjustments would have no impact to the June 30, 2017 reported operating results or cash flows.

Cash Flows

	Six months ended June 30, 2017	Six months ended June 30, 2016
Net cash used in operating activities	$(6.676,764)	$(253,034)
Net cash provided by (used in) investing activities	6,485,875	(8,500,000)
Net cash (used by) provided by financing activities	(58,292)	8,714,988
Net change in cash	$(249,181)	$(38,046)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $6,676,764, which is more than the net cash used in the comparable periods last year as a result of the Xing, Maverick, PMC and Marley acquisitions.

Investing Activities

For the six months ended June 30, 2017, net cash provided by investing activities of $6,485,875 was primarily driven by our acquisition of Maverick on March 31, 2017, of which $2,000,000 of cash proceeds were utilized. There were no cash outlays incurred for the PMC and Marley acquisitions. In addition, the Company received $8,900,000 of proceeds from the sale its corporate facilities in April 2017.

Financing Activities

For the six months ended June 30, 2017, net cash used in financing activities of $58,292 was due to the issuance of common stock of approximately $16,000,000 of net proceeds and $16,000,000 of payment on notes payable.

Future Financing

We may require additional funds to implement our growth strategy, although no additional financing is currently planned. We may need to raise additional capital to acquire new companies or brands, invest in our existing brands, and sufficiently support the supply chain and support the distribution of our products in the marketplace. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to the company when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we may be forced to scale down or perhaps even cease operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the quarter ended June 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Under the oversight of the Audit Committee, management will continue to review and make any changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing improvements in policies and procedures. We are committed to a proper internal control environment and will continue to implement measures to improve the Company’s internal control over financial reporting in response to our continued operational development.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101*	Interactive Data Files

*	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW AGE BEVERAGES CORPORATION

Date: August 14, 2017	By:	/s/ Brent Willis
Brent Willis
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Chuck Ence
Chuck Ence
Chief Financial Officer