Form 10-Q
period 2017-09-30
New Age Beverages Corp
filed 2017-11-14
CIK 1579823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2017

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

The number of shares outstanding of the issuer’s common stock on November 13, 2017 was 34,615,259

NEW AGE BEVERAGES CORPORATION

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW AGE BEVERAGES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December, 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$591,741	$529,088
Accounts receivable, net of allowance for doubtful accounts	7,729,657	4,729,356
Inventories, net	7,840,768	4,420,632
Prepaid expenses and other current assets	2,127,783	326,846
Total current assets	18,289,949	10,005,922

Property and equipment, net of accumulated depreciation	1,973,558	7,286,201
Right to use asset, buildings	4,251,753	-
Goodwill	40,455,197	4,895,241
Customer relationships, net of accumulated amortization	4,244,733	4,538,674
Total assets	$69,215,190	$26,726,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued expenses and other current liabilities	$5,358,614	$6,880,569
Lease liability, current	89,138	-
Contingent consideration	1,250,000	-
Current portion of notes payable	1,570,952	4,562,179
Total current liabilities	8,268,704	11,442,748

Notes payable, net of unamortized discounts and current portion	2,000,000	10,374,675
Lease liability, net of current portion	4,177,433	-
Related party debt, net of unamortized discount	-	29,961
Total liabilities	14,446,137	21,847,384

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 34,610,259 and 21,900,106 shares issued and outstanding at September 30, 2017, and December 31, 2016, respectively	34,610	21,900
Series A Preferred stock, $0.001 par value: 250,000 shares authorized, zero and 250,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	250
Series B Preferred stock, $0.001 par value: 300,000 shares authorized, zero and 284,807 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	285
Additional paid-in capital	60,389,966	11,821,176
Accumulated deficit	(5,655,523)	(6,964,957)
Total stockholders’ equity	54,769,053	4,878,654
Total liabilities and stockholders’ equity	$69,215,190	$26,726,038

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUES, net	$15,049,382	$13,482,012	$40,941,978	$14,757,552
Cost of Goods Sold	11,103,265	10,529,464	31,169,687	11,629,593

GROSS PROFIT	3,946,117	2,952,548	9,772,291	3,127,959

OPERATING EXPENSES:
Advertising, promotion and selling	1,169,985	708,174	2,761,896	906,009
General and administrative	2,968,383	1,798,798	7,757,235	2,819,226
Legal and professional	222,441	150,708	427,876	1,326,108
Total operating expenses	4,360,809	2,657,680	10,947,007	5,051,343

INCOME (LOSS) FROM OPERATIONS	(414,692)	294,868	(1,174,716)	(1,923,384)

OTHER EXPENSE:
Interest expense	(46,642)	(123,246)	(172,713)	(189,470)
Other income	14,724	-	3,335,764	-
Other expense	(33,282)	(7,826)	(678,899)	(8,760)
Total income (expense)	(65,200)	(131,072)	2,484,152	(198,230)

NET INCOME/(LOSS)	$(479,892)	$163,796	$1,309,436	$(2,121,614)

NET INCOME/(LOSS) PER SHARE – BASIC	$(0.02)	$0.01	$0.04	$(0.12)
NET INCOME/(LOSS) PER SHARE –DILUTED	$(0.02)	$0.01	$0.04	$(0.12)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,309,436	$(2,121,614)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	718,223	208,485
Amortization of debt discount	-	44,803
Provision for doubtful accounts	63,258	-
Accrued acquisition costs	-	753,857
Gain on sale from building	(3,272,653)	-
Common stock issued for services	-	956,596
Changes in operating assets and liabilities:
Accounts receivable	(3,063,559)	676,988
Inventories	(3,420,136)	499,196
Prepaid expenses and other current assets	(1,800,937)	30,888
Accounts payable, accrued expenses and other current liabilities	(1,047,755)	(59,597)
Net cash (used in) provide by operating activities	(10,514,123)	989,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of building	8,900,000	-
Purchases of property and equipment	(610,371)	(6,842)
Acquisition of assets of Maverick Brands, LLC	(2,000,000)	-
Cash paid to acquire the combined assets of Xing Beverages, LLC	-	(8,500,000)
Acquisition cost incurred to acquire Xing Beverages, LLC	-	(753,857)
Net cash provided by (used in) investment activities	6,289,629	(9,260,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and bank indebtedness	1,570,952	10,700,000
Net factoring advances	-	(110,663)
Exercise of stock warrants	-	21,000
Issuance of common stock for cash	15,638,232	-
Repayment of notes payable and capital lease obligations	(9,397,343)	(2,315,312)
Net repayments on line of credit	(3,650,000)	-
Proceeds from convertible note payable	-	200,000
Net cash provided by financing activities	4,161,841	8,495,025

NET CHANGE IN CASH	(62,653)	223,928
CASH AT BEGINNING OF PERIOD	529,088	43,856
CASH AT END OF PERIOD	$591,741	$267,784

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

New Age Beverages Corporation (the “Company”) was formed under the laws of the State of Washington on April 26, 2010 under the name American Brewing Company, Inc. On April 1, 2015, the Company acquired the assets of B&R Liquid Adventure, which included the brand Búcha® Live Kombucha. On September 30, 2016, the Company acquired the combined assets of New Age Beverages, LLC, Aspen Pure, LLC, New Age Properties, LLC and Xing Beverage, LLC and changed the company’s name to New Age Beverages Corporation. On March 31, 2017, the Company acquired certain assets of Maverick Brands, LLC (see note 3). On May 18, 2017, the Company acquired the assets of Premier Micronutrient Corporation (see note 3). On June 13, 2017, the Company acquired the assets of Marley Beverage Company, LLC (see note 3). The Company manufactures, markets and sells a portfolio of healthy functional beverages including XingTea®, pure cane and honey sweetened, non-GMO, natural premium Ready to Drink (RTD) Tea; Aspen Pure®, an artesian-well, naturally-high PH balanced, source water from the Colorado Rocky Mountains; XingEnergy®, a vitamin-enriched, non-GMO, Non-HFCS natural Energy Drink; and Búcha® Live Kombucha, an organic, fermented kombucha tea with 2 billion live probiotics. The portfolio is distributed through the Company’s own Direct Store Distribution (DSD) network in Colorado and surrounding states, throughout the United States and in 10 countries internationally both direct to major retailers and through its network of DSD partners, and recently to food service and alternate channels via Dot Foods, Inc., Unified Strategies Group, Inc. (USG), and Simple Again that enables penetration of more than 1,000,000 new points of sale. The brands are sold in all channels of distribution including Hypermarkets, Supermarkets, Pharmacies, Convenience, Gas and other outlets.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2017 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on March 31, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the unaudited condensed consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the Form 10-K have been omitted.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. The Company places its cash with high credit quality financial institutions. At times such amounts may exceed federally insured limits.

As of September 30, 2017, three customers accounted for approximately 22.1% in the aggregate (9.8%, 6.2% and 6.1%) of accounts receivables. As of December 31, 2016, three customers represented approximately 29.4% in the aggregate (12.3%, 8.9% and 8.2%) of accounts receivables.

For the nine months ended September 30, 2017, three customers represented approximately 27.0% in the aggregate (14.3%, 8.7% and 4.0%) of revenue. For the nine months ended September 30, 2016, three customers represented approximately 27.5% in the aggregate (14.5%, 7.5% and 5.5%) of revenue.

Accounts Receivable

The Company’s accounts receivable primarily consists of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company’s allowance for doubtful accounts was $65,270 as of September 30, 2017 and $46,350 as of December 31, 2016.

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

Customer relationships are recorded at acquisition cost less accumulated amortization and impairment. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated. As of September 30, 2017 and December 31, 2016, accumulated amortization was $634,067 and $340,126, respectively. Amortization expense was $97,980 and $20,833 for the three months ended September 30, 2017 and 2016, respectively. Amortization expense was $293,941 and $62,500 for the nine months ended September 30, 2017 and 2016, respectively.

Long-lived Assets

Long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance of the Financial Accounting Standards Board (FASB) Topic Accounting Standards Codification (ASC) 360, Property, Plant, and Equipment. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Through September 30, 2017, the Company had not experienced impairment losses on its long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

Cash Flows

Supplemental Disclosures

	Nine months ended September 30, 2017	Nine months ended September 30, 2016

CASH PAID DURING THE PERIODS FOR:
Interest	$226,022	$189,470
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Warrants issued with convertible debt	$-	$18,154
Common stock issued for acquisition of Maverick Brands, LLC, Marley Beverages, LLC and Premier Micronutrient Corporation	$33,182,000	$-
Common stock issued for acquisition of Xing Beverages, LLC	$-	$6,995,000
Promissory note issued for acquisition of Xing Beverages, LLC	$-	$4,500,000
Conversion of Series B preferred stock	$-	$225,872

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. This ASU must be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is considering the alternatives of adoption of this ASU and is conducting its review of the likely impact to the existing portfolio of customer contracts entered into prior to adoption. After completing its review, the Company will continue to evaluate the effect of adopting this guidance upon the Company results of operations, cash flows and financial position. Currently, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements except that there are significant additional reporting requirements under the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company leases primarily consist of operating leases with varying expiration dates through 2020 and annual rent expense for 2017 is approximately $0.8 million. In August 2017, the Company determined to early adopt the provisions of this ASU in anticipation of this ASU being effective January 1, 2019 for all public entities. Management’s decision to early adopt this ASU was based on the likelihood the Company would qualify as an accelerated filer in 2019 given the projected growth and potential new external equity financing. As a result, the Company would be required to present three years of financial statements and restate the financial results for the year ended December 31, 2017 and the respective interim periods. As a result of the early adoption, the Company recognized the gain on sale of its corporate facilities for the nine months ended September 30, 2017, which is included within other income on the condensed consolidated statements of operations.

Effective April 1, 2017, the Company adopted the new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). The Company has elected the package of practical expedients permitted in ASC Topic 842. Accordingly, the Company accounted for its existing operating lease as an operating lease under the new guidance, without reassessing (a) whether the contract contains a lease under ASC Topic 842, (b) whether classification of the operating lease would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of March 31, 2017) would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, the Company recognized on April 1, 2017 (the beginning of the earliest period presented) (a) a lease liability of $4,406,970, which represents the present value of the remaining lease payments of $4,406,970, discounted using the Company’s incremental borrowing rate of 10%, and (b) a right-of-use asset of $4,406,970, which represents the lease liability of $4,406,970.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815). This ASU is related to the embedded derivative analysis for debt instruments with contingent call or put options. This ASU clarifies that an exercise contingency does not need to be evaluated to determine whether it relates only to interest rates or credit risk. Instead, the contingent put or call option should be evaluated for possible bifurcation as a derivative in accordance with the four-step decision sequence detailed in FASB ASC 815-15, without regard to the nature of the exercise contingency. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this ASU does not have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). This ASU is related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures and minimum statutory tax withholding requirements. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; (2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; (3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; and (4) Accounting for Gas-Balancing Arrangements (i.e., use of the “entitlements method”), which is codified in paragraph 932-10-S99-5. This ASU becomes effective upon adoption of ASU 2014-09, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company has not yet begun to consider the alternatives of adoption of this ASU or its impact on its consolidated financial statements.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company has not adopted this ASU and currently the Company has determined there to be no impact of this ASU on its consolidated financial statements and related disclosures.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings and via its own cash generation from operations. As of September 30, 2017, the Company had an accumulated deficit of $5,655,523 and for the nine months then ended September 30, 2017 achieved net income of $1,324,253. In February 2017, the Company issued common stock for approximately $15,600,000 of net proceeds (see note 9). The proceeds from the issuance were used to pay down notes payable of $14,936,854.

NOTE 3 – ACQUISITIONS

On March 31, 2017, the Company acquired the assets of Maverick Brands, LLC (“Maverick”). Maverick was engaged in the manufacturing and sale of coconut water and other beverages, which helped the Company expand its capabilities and product offerings. The operating results of Maverick have been consolidated with those of the Company beginning April 1, 2017. Total purchase consideration paid was $11,086,000, which consisted of $2,000,000 of cash and 2,200,000 shares of common stock valued at $9,086,000. The common stock issued was valued at $4.13 per share, which was the closing price of the Company’s common stock on the date of the acquisition.

The purchase price was allocated to the net assets acquired based on their estimated fair values as follows:

Accounts receivable	$821,721
Inventories	1,930,598
Prepaid expenses and other current assets	211,213
Property and equipment, net	68,282
Accounts payable and accrued expenses	(1,201,254)
Assumption of note payable	(1,570,952)
259,608
Goodwill	10,826,392
$11,086,000

The above allocation is preliminary and is subject to change. The acquisition was consummated on March 31, 2017, and as such, the Company has begun to assess the fair value of the various net assets acquired, but has not yet completed this assessment. The Company is also in the process of identifying other intangible assets, such as customer relationships and recipes that may need to be recognized apart from goodwill. Once identified, these other intangible assets, if any, will be recorded at their fair values. The Company is working to finalize the allocations as quickly as possible, and anticipates that the allocation will not be final for approximately nine months. Any adjustments necessary may be material to the consolidated balance sheet and the amount of goodwill recognized. Any resulting adjustments would have no impact to the September 30, 2017 reported operating results or cash flows.

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
$5,496,000

The above allocation is preliminary and is subject to change. The acquisition was consummated on May 18, 2017, and as such, the Company has begun to assess the fair value of the various net assets acquired, but has not yet completed this assessment. The Company is also in the process of identifying other intangible assets, such as customer relationships and recipes that may need to be recognized apart from goodwill. Once identified, these other intangible assets, if any, will be recorded at their fair values. The Company is working to finalize the allocations as quickly as possible, and anticipates that the allocation will not be final for approximately nine months. Any adjustments necessary may be material to the consolidated balance sheet and the amount of goodwill recognized. Any resulting adjustments would have no impact to the September 30, 2017 reported operating results or cash flows.

In connection with the acquisition of PMC, the Company incurred minimal transactional costs, which has been recognized as expense as of the closing date.

On March 23, 2017, the Company entered into an asset purchase agreement (the “APA”) whereby the Company agreed to acquire substantially all of the operating assets of Marley Beverage Company, LLC (“Marley”), which is a company engaged in the development, manufacturing, selling and marketing of nonalcoholic relaxation teas and sparkling waters, and ready to drink coffee drinks. The consideration for the Acquisition was amended pursuant to an Amendment to the APA dated September 9, 2017. The Acquisition closed on June 13, 2017.

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
$18,600,000

The above allocation is preliminary and is subject to change. The acquisition was consummated on June 13, 2017, and as such, the Company has begun to assess the fair value of the various net assets acquired, but has not yet completed this assessment. The Company is also in the process of identifying other intangible assets, such as customer relationships and recipes that may need to be recognized apart from goodwill. Once identified, these other intangible assets, if any, will be recorded at their fair values. The Company is working to finalize the allocations as quickly as possible, and anticipates that the allocation will not be final for approximately nine months. Any adjustments necessary may be material to the consolidated balance sheet and the amount of goodwill recognized. Any resulting adjustments would have no impact to the September 30, 2017 reported operating results or cash flows.

In connection with the acquisition of Marley, the Company incurred minimal transactional costs, which has been recognized as expense as of the closing date.

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Xing Group, Maverick and Marley for the nine months ended September 30, 2017 and for the year ended December 31, 2016, as if Xing Group, Maverick and Marley were acquired on January 1, 2016. The unaudited pro forma financial information excludes the financial results of PMC for the Nine Months ended September 30, 2017 and for the year ended December 31, 2016 as the financial results for PMC were insignificant or less than two percent of the financial results of the Company on a standalone basis. No adjustments have been made for synergies that are resulting and planned from the acquisitions. These combined results are not indicative of the results that may have been achieved had the companies been combined as of such dates or periods, or of the Company’s consolidated future operating results.

	Nine months ended September 30, 2017	For the year ended December 31, 2016
	(unaudited)	(unaudited)
Revenues	$44,429,967	$70,650,963
Net loss from continuing operations	(2,839,432)	(13,095,142)
Net loss per share – Basic and diluted	$(0.09)	$(0.38)
Weighted average number of common shares outstanding – Basic and Dilutive	30,138,372	34,330,520

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INVENTORIES

Inventories consist of brewing materials, tea ingredients, bulk packaging and finished goods. The cost elements of work in process and finished goods inventory consist of raw materials and direct labor. Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses on its raw materials. Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. Upon acquiring Maverick, PMC, and Marley the inventory balance increased by $2,886,844.

Inventories consisted of the following as of:

	September 30, 2017	December 31, 2016
Raw materials	$1,370,594	$458,582
Finished goods	6,470,174	3,962,050
	$7,840,768	$4,420,632

NOTE 5 – PROPERTY AND EQUIPMENT

Upon acquiring Maverick, PMC and Marley the property and equipment balance increased by $145,496. Property and equipment consisted of the following as of:

	September 30, 2017	December 31, 2016
Land and building	$518,293	$6,070,000
Trucks and coolers	1,157,514	963,474
Other property and equipment	1,034,143	509,064
Less: accumulated depreciation	(736,392)	(256,337)
	$1,973,558	$7,286,201

Depreciation expense, computed on the basis of three-to-five year useful lives for all property and equipment, and a 40-year useful life on the building, was $434,282 and $145,985 for the nine months ended September 30, 2017 and 2016; respectively.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLE

Notes payable consisted of the following as of:

	September 30, 2017	December 31, 2016
Revolving note payable due bank	$2,000,000	$5,650,000
Note payable due to bank – secured by building	-	4,754,636
Series B note assumed from the Maverick Acquisition	1,570,952	-
Seller’s note payable	-	4,500,000
Note payable, net of unamortized discount of $- and $98,575	-	32,218
	3,570,952	14,936,854
Less: current portion	(1,570,952)	(4,562,179)
Long-term portion, net of unamortized discounts	$2,000,000	$10,374,675

In connection with the Acquisition of Xing, the Company entered into several notes payable with a bank and received proceeds of $10.7 million. One note payable was for $4,800,000, bear interest at 4.02%, and was secured by the Company’s land and building. Principal and interest was payable in monthly installments of $25,495 through September 2021 at which time the unpaid principal balance was due. The other note payable was a revolving credit facility that allowed borrowings of up to $5.9 million, bear interest payable monthly at LIBOR plus a margin ranging from 2.25% to 3.00% depending on the current ratio of payment obligations to earnings as defined in the agreement, and was secured by the Company’s assets. The amount that may be borrowed under the revolving credit facility was based on the Company’s eligible receivables, inventory and fixed assets, and is reduced by $50,000 each month beginning August 1, 2016 until the facility has been reduced down to $2,900,000. The revolving credit facility matures on June 30, 2018. At September 30, 2017, $3.9 million dollars was available under the revolving note payable.

The Company also issued a $4.5 million note payable to a selling shareholder of Xing. This seller’s note bears interest, payable monthly, at 1% per year, beginning after December 31, 2016. During the nine months ended September 30, 2017, the Company used proceeds from the February 2017 common stock issuance to settle the seller note debt.

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

In connection with the Acquisition of Maverick, the Company assumed a Series B note payable of $1,570,952. In addition, in connection with our public offering of common stock in February 2017, proceeds were used to reduce the previously outstanding note balances.

NOTE 7 – RELATED PARTY DEBT

Related Party debt consisted of the following as of:

	September 30, 2017	December 31, 2016
Related party debt, net of unamortized discount of $- and $30,039	$-	$29,961
Less: current portion	-	-
Long-term portion, net of unamortized discount	$-	$29,961

In March 2015, the Company borrowed $60,000 from a member of management. The note bears interest at 10% per annum and is due and payable beginning June 30, 2015 maturing on March 31, 2020. Payments of interest are required quarterly. Should the Company be successful in raising $2,000,000 or more in funding the entire balance of the note will be due immediately. The note was issued in conjunction with an equity payment totaling 53,073 shares of Series B preferred stock that was issued with the debt. The Company has allocated the loan proceeds among the debt and the stock based upon relative fair values. The relative fair value of the stock was determined to be $42,742 and was recorded as a debt discount. The discount will be amortized over the life of the loan to interest expense. During the nine months ended September 30, 2017 the Company used proceeds from the February 2017 common stock issuance to settle the related party debt.

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

On June 30, 2016, the Company assumed the lease commitments for the New Age Beverage, LLC (NAB) and Xing Beverage, LLC (Xing) when it acquired those companies. The Colorado Springs property, previously leased by Xing, has a base rent of $14,000 per month plus common area expenses, with escalation clauses over time. On January 10, 2017, the Company entered into a Purchase and Sale Agreement with an unaffiliated third party. Pursuant to the agreement, the Company entered into a commitment to sell the property located at 1700 E 68th Avenue, Denver, CO 80229 for a purchase price of $8,900,000. The agreement contains a lease back provision, whereby the Company leases the property for an initial term of ten years, with an option to extend for two successive five-year periods. The Company recognized a gain on the sale of this property of $3,272,653 for the nine months ended September 30, 2017. The Company early adopted the provisions of ASU 2016-02. The lease cost is $52,000 per month for the initial year, with two percent annual increases.

Future minimum lease payments under these facilities leases are approximately as follows:

2017	$199,500
2018	839,410
2019	825,093
2020	816,000
2021	624,000
Thereafter	3,744,000
$7,048,003

Rent expense was $608,966 and $156,307 for the nine months ended September 30, 2017 and 2016, respectively.

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated unaudited interim financial statements as of September 30, 2017.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, each share having a par value of $0.001, with voting, distribution, dividend and redemption rights, and liquidation preferences and conversions as designated by the board of directors. The board of directors has designated 250,000 shares as Series A Preferred stock, par value $.001 per share.

Series A Preferred. Each share of Series A Preferred shall have 500 votes for any election or other vote placed before the shareholders of the Company. As of December 31, 2016, 250,000 shares of Series A Preferred are issued and outstanding. However, in connection with our February 2017 public offering, all shares of Series A Preferred stock were rescinded, resulting in an increase to additional paid in capital of $250.

The board of directors has designated 300,000 shares as Series B Preferred stock, par value $.001 per shares (“Series B Preferred”). The Series B Preferred is non-voting, not eligible for dividends and ranks equal to common stock and below Series A preferred stock. Each share of Series B Preferred has a conversion rate into eight shares of common stock. As of December 31, 2016, 284,807 shares of Series B Preferred are issues and outstanding. However, in connection with our February 2017 public offering all shares of Series B Preferred shares were converted, resulting in an increase to common stock of $2,278 and additional paid in capital of $1,993.

Common Stock

On February 17, 2017, the Company issued 4,285,714 shares of common stock at a public offering price of $3.50 per share. In addition, the Company’s underwriter exercised the over-allotment to purchase an additional 642,857 shares of common stock. Gross proceeds to the Company were approximately $17,250,000 before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company.

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

NEW AGE BEVERAGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On August 3, 2016, the Company’s Board of Directors approved and adopted the New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (the “Plan”) pursuant to which the maximum number of shares that can be granted is 1,600,000 shares. Grants under the Plan may include options and restricted stock, as well as many other equity-type awards. The purpose of the Plan is to attract able persons to enter the employ or to serve as directors or as consultants of the Company and its affiliates. A further purpose of the Plan is to provide such individuals with additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. The shares of our common stock to be issued in connection with the Plan will not be registered under the Securities Act. As of September 30, 2017, there has been no grants under the Plan.

NOTE 10 – COMMON STOCK WARRANTS

As of September 30, 2017, the Company had a warrant to purchase 100,000 shares of common stock outstanding with an exercise of $0.40 per share. The warrant expires in March 2019. A summary of common stock warrants activity for the nine months ended September 30, 2017 is as follows:

		Weighted Average
	Number	Exercise Price

Warrants outstanding December 31, 2016	100,000	$0.40
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Warrants outstanding September 30, 2017	100,000	$0.40
Warrants exercisable as of September 30, 2017	100,000	$0.40

During 2016, the Company issued a three-year warrant to purchase 100,000 shares at an exercise price of $0.40 per share in connection with a $200,000 Convertible Promissory Note (see Note 6). During the three months ended September 30, 2016, warrants totaling 42,000 shares of common stock were exercised at $0.50 per share. The Company received $21,000 when the warrant shares were exercised. Warrants outstanding as of September 30, 2016 were forfeited when acquiring Xing.

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

	Nine months	Nine months
	Ended	Ended
	September 30, 2017	September 30, 2016

Weighted average shares outstanding – Basic	30,138,372	17,878,784

Warrant to acquire common stock	100,000	-
Weighted average shares outstanding – Diluted	30,238,372	17,878,784

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

As used in this Form 10-Q and unless otherwise indicated, the terms “we,” “us,” “our,” “New Age Beverages”, “New Age”, or the “Company” refer to New Age Beverages Corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview

We are a leading organic and natural healthy functional beverage company engaged in the development, marketing, sales and distribution of a portfolio of Ready-to-Drink (RTD) better-for-you beverages. The company has competitive entrants in the top 5 fastest growing segments of the beverage industry and competes in the RTD Tea, RTD Coffee, Coconut Water, Kombucha, Functional Waters, Rehydration Beverages, Carbonated Beverages and Energy drink segments. We differentiate our brands through functional characteristics and ingredients and offer only organic and natural better-for-you products, with no HFCS, no GMOs, no preservatives, and only natural flavors, fruits, and other ingredients. We manufacture our products in our own fully-integrated manufacturing facilities and through a network of ten additional manufacturers strategically located throughout the United States. Our products are currently distributed in 10 countries internationally, and in all 50 states domestically through a hybrid of four routes to market, including our own DSD system that reaches more than 6,000 outlets, a DSD network that services more than 35,000 other outlets throughout the North America, directly through customer’s warehouses, and through our network of brokers and natural product distributors. Our products are sold through multiple traditional channels including major grocery retail, natural food retail, E-Commerce, specialty outlets, hypermarkets, club stores, pharmacies, convenience stores and gas stations. Recently, the Company signed preferred beverage supplier agreements with Dot Foods, Inc., Unified Strategies Group, Inc. (USG), and Simple Again to penetrate restaurants and other food service venues, offices and workplaces, universities, hospitals, health clubs, vending and multiple other alternative channels in which we have never had any sales. These partnerships enable sales to more than 75,000 workplace locations daily, more than 1,000,000 vending locations, more than 3,000 juice bars, and the more than 50,000 health club facilities throughout the United States. We market our products using a range of marketing mediums including in-store merchandising and promotions, experiential marketing, events, and sponsorships, digital marketing and social media, direct marketing, and traditional media including print, radio, outdoor, and TV, and have recently begun the Company’s first national Business to Business print advertising, and national consumer advertising both with in-store activity, digital and social, radio and other marketing mediums.

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

On March 31, 2017, the Company completed the acquisition of the combined assets of Maverick Brands, LLC including their brand Coco-Libre, one of the leading brands in the >$2.5 Billion Coconut Water category with a CAGR of >20% 2011-2016. Through the acquisition the Company strategically gained the number one organic multi-serve brand of Coconut Water, and a range of other unique products, Coconut Protein-based drinks, and Coconut Water with fruit in unique sizes and packaging offerings.

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

Since acquiring the Coco-Libre operation, 100% of previous operational headcount has been eliminated and significant other overhead and operating expenses have been eliminated totaling more than $3.6 million which has converted the business from a stand-alone loss-making enterprise into a profitable one incorporated into the New Age system. In the 3rd quarter, the Company has also shifted from a concentrate production model, which was not consumer preferred to a production at the source model. Through this change, the Company developed a significantly improved product and gained a cost of goods sold reduction of more than 30% in the process.

In addition, to the core Coco-Libre offerings, the Company has used the platform to develop three new products that are launching in the fourth quarters including a range of Coco-Libre Sparkling products with the flavors of Coconut Lime, Coastal Coconut, Coconut Mangosteen Passion, Coconut Watermelon, and Coconut Peach Pear. The Company is also using the quality Coconut source and production partner as the basis for its new PediaAde, a coconut water based product with superior rehydration and electrolyte replenishment than its direct competitors, and for its Enhanced Recovery product, a product for the medical channel to speed up recovery after surgery.

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

New Age entered into a management agreement and took over operational control of the Marley Beverage Company in the 4th quarter of 2016. At that time, the Company defined its intent to potentially complete a full acquisition of the business for consideration of 3 million shares. The acquisition closed following further due diligence and New Age’s uplisting onto the Nasdaq Stock Market.

Since entering into the management agreement and completing the acquisition in the very end of the 2nd quarter and integrating it in the 3rd quarter, the businesses have been 100% integrated, a national sales force developed and trained, systems have been merged, and significant operating expenses have been eliminated all totaling more than $3.1 million which has converted the business from a stand-alone loss-making enterprise into a profitable one incorporated into the New Age system.

In addition to fully integrating the business in the 3rd quarter, the Company developed and launched Organic Marley Yerba Mate, a RTD yerba mate beverage sold in 15.5 oz cans utilizing the Marley signature iconography and logos to connect with consumers and differentiate with both a functionally preferred product and a superior emotional connection with consumers. The four unique flavors including Be Jammin Berry, One Love Lemon, Jamaican Me Mango, and Ya Mon Mint began sales in the very end of the 3rd quarter with the initial division expansion of 7 Eleven, New Age’s first national account, and through some of New Age’s long term distribution partners.

In addition to the Marley Mate launch, the Company also developed for launch the Marley Cold Brew Coffee, on which it has already received national distribution commitment from 7 Eleven and commitment for expansion two other major grocery retailers beginning in Q1 2018. The shelf-stable cold products come in 5 flavors including Staright UP, Madagascar Vanilla, Toasted Hazelnut, Eastern Chai, and Kingston Caramel.

Revenue Model and Distribution Methods of our Products and Services

Our core business is to develop, market, sell, and distribute our brands including XingTea®, XingEnergy®, Aspen Pure® and Búcha® Live Kombucha, Marley® Mate, Marley® Cold Brew Coffee, Marley One Drop®, Marley Mellow Mood®, Coco-Libre® and Coco-Libre® Sparkling brands, and PediaAde and to develop new healthy functional beverage products. We compete in the healthy functional beverage segments, which is the growth area of RTD beverages as consumers gravitate toward better-for-you beverages and healthier choices and away from traditionally large beverage categories including juices and carbonated soft drinks.

XingTea®

XingTea® is a premium natural RTD tea that competes in the roughly $50 Billion Global RTD tea market, which has experienced a compound annual growth rate over the past five years of just under 10%.

XingTea® is made with green and black teas, and is further differentiated from competitors as it is sweetened with only pure cane and honey and is made with natural fruit flavors, with no preservatives, no GMO’s, and no HFCS. XingTea® comes in 14 natural sweetened and unsweetened flavors in a range of packages from 23.5 ounce cans to 16 ounce multipacks and gallon jugs, and is produced in New Age’s network of manufacturers across the United States.

XingTea® is sold in all 50 states and 10 countries across multiple channels of distribution from traditional grocery, health food and specialty outlets to hypermarkets, club stores, as well as gas and convenience outlets, and recently gained authorization to expand to one of the largest Pharmacy chains and nationally in the largest convenience store operator in the US. XingTea® is also award winning and won first place out of 250 competitive entrants in the North American Tea Championship, and won third place in the 2017 World Tea Championship with is Blueberry Green Tea out of thousands of entries.

XingEnergy®

XingEnergy® is a natural, non-GMO, non-HFCS, vitamin-enriched, better-for-you Energy Drink, made with all natural fruit flavors and contains the full recommended daily allowance of B-Complex vitamins. XingEnergy® competes in the roughly $40 Billion Global Energy Drink market, which has experienced a compound annual growth rate over the past five years of just over 6%.

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

Aspen Pure Probiotic® was tested though New Age’s own DSD system in the 2nd quarter to refine messaging and shelf placement and understand consumer demand and expected sell through. As a result of these learnings and performance the brand expanded to all the Ahold Delhaize banners in the 3rd quarter, and to a number of New Age’s other distribution partners.

Búcha® Live Kombucha

Búcha® Live Kombucha is a shelf-stable, 100% certified-organic, non-GMO, non-HFCS, fermented Kombucha tea with more than two billion probiotic organisms in every serving. Búcha® competes in the Kombucha category, a segment of healthy functional beverages, which has experienced compound annual growth over the past five years of 35%.

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

Our Búcha® Live Kombucha is currently distributed in more than 9,000 stores, consisting of specialty health food stores and food, drug and mass chains including Whole Foods, Kroger, Safeway, 7-Eleven, Sobeys, Loblaw’s, PCC, Vons and Ralph’s, Natural Grocers, Sprouts, Ahold, Giant, HEB, Vitamin Cottage, select Airport outlets, Hotels and others.

As a result of the development and launch of the shelf-stable version of Búcha®, convenience retailers and DSD distributors can now efficiently manage the product unlike other Kombuchas that typically have a 90-day shelf life and require refrigeration. Since the move, Búcha® has expanded to the largest convenience store operator in Canada and sales per outlet are > 10 times the typical store threshold requirements, leading to initial agreement to expand in the US nationally also.

Marley One Drop®

Marley One Drop® is a RTD Coffee made with Premium Jamaican Blue Mountain Coffee, and unlike competitive RTD Coffee’s is no artificial ingredients, no HFCS, no preservatives, no GMO’s, and is kosher certified. The brand comes in 11oz slim cans in four flavors including Mocha, Vanilla, Swirl and Banana Split.

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

Marley Mellow Mood®

Marley Mellow Mood® is a RTD natural Tea, and on the forefront of creation of the relaxation drinks segment. Marley Mellow Mood is made with Valerian Root, Chamomile, and other natural herbs and ingredients and unlike competitive RTD Tea’s is all natural, has no HFCS, no preservatives, no GMO’s, and is kosher certified. The brand comes in 15.5 oz. cans in five flavors including Peach Raspberry, Bartlett Pear, Raspberry Lemonade, and Honey Green Tea.

Marley Mellow Mood® relaxation drinks compete in the ≈$50 Billion Global RTD Tea market, which has experienced a compound annual growth rate over the past five years of just under 10%. Marley is the leading relaxation drink, which is a developing sub-segment of the RTD category.

Marley Mellow Mood® relaxation drinks are distributed in more than 10,000 outlets throughout the United States and Canada, and has an initial presence in 7 international markets in Western Europe, Latin America and the Caribbean. Recently in the 2017 World Tea Championship, Marley Mellow Mood® Peach Raspberry won second place out of thousands of entries.

Coco-Libre®

Coco-Libre® is a certified organic 100% Coconut water made produced at the source, a recent change to improve consumer perception, improve taste profile, and significantly reduce cost of goods sold. Coco-Libre® competes in the ≈$2.5 Billion Coconut water category that has experienced a compound annual growth rate of over 20% over the past 5 years.

Coco-Libre® is one of the top 5 brands in the Coconut Water category and the leading brand in multi-serve sizes. The brand competes in four sub-segments including regular Coconut Water, Coconut Water with Fruit Flavors, and Coco-Nut Water with Protein.

Coco-Libre® is distributed in more than 15,000 outlets throughout the United States and Canada, and has excellent presence in the natural channel and with major key national accounts, with particular account strength and regional strength in areas where New Age Beverages is traditionally less strong.

In addition, to the core Coco-Libre offerings, the Company has used the platform to develop new products that are launching in the 4th quarter including a range of Coco-Libre Sparkling products with the flavors of Coconut Lime, Coastal Coconut, Coconut Mangosteen Passion, Coconut Watermelon, and Coconut Peach Pear. The Company is also using the quality Coconut source and production partner as the basis for its new PediaAde, a coconut water based product with superior rehydration and electrolyte replenishment than its direct competitors, and for its Enhanced Recovery product, a product for the medical channel to accelerate and enhance recovery after surgery.

Results of Operations

The remainder of this MD&A discusses our continuing operations of the newly combined entity including all of the Company’s brands. The comparisons on a three and nine months basis for 2017 are of the newly combined entity versus the Búcha, Inc. standalone company in 2016.

For the three months ended September 30, 2017(newly Combined Entity) compared to the three months ended September 30, 2016

	Three Months Ended	Three Months Ended
	September 30, 2017	September 30, 2016

Net revenue	$15,049,382	$13,482,012
Cost of goods sold	11,103,265	10,529,464
Gross profit	3,946,117	2,952,548
Operating expenses	4,360,809	2,657,680
Other income (expenses)	(65,200)	(131,072)
Net income (loss)	$(479,892)	$163,796

Revenues

Gross revenues for the three months ended September 30, 2017 were $16,780,587 vs. $15,765,968 for the three months ended September 30, 2016. Net revenues from the sale of our product (sales less deductions, discounts and chargebacks) achieved $15,049,382 vs. $13,482,012 for the three months ended September 30, 2017 and 2016, respectively. The primary reasons for the significant increase was the acquisition of New Age on June 30, 2016, the acquisition of Maverick Brands (Coco-Libre) on March 31, 2017, the acquisition of the Marley Beverage Company on June 13, 2017, and organic growth of the portfolio.

With the expansion of the new shelf-stable Búcha® Live Kombucha, the launch of Marley® yerba Mate, the launch of the Coco-libre® Sparkling, and the expansion of XingTea in major convenience outlets, the Company now has an entrant in the top 5 fastest growing segments of beverages, and is beginning to leverage the brands on its acquired platforms with new, on-trend offerings. In addition to brands, the New Age DSD division in Colorado had additions of Evian, Uptime Energy, Nestea, Essentia Water, Odyssey Beerwerks in the quarter, also continuing to propel the organic growth of this Division. The Company is employing a one-stop-shop offering to retailers and distributors, and has signed a major partnership agreement with Advantage Solutions to facilitate its portfolio sales approach. Advantage has offices in most of the major retailers throughout the US and has unprecedented relationships. As a result, of Advantages and New Age’s combined efforts, the Company has expanded to more than 15,000 outlets in the 3rd quarter on which the Company expects to see the revenue benefits beginning in the 4th quarter.

Cost of Goods Sold

	Three months Ended September 30, 2017	Three months Ended September 30, 2016

Production costs/labor	$10,254,081	$9,883,487
Freight expense	849,184	645,977
Cost of goods sold	$11,103,265	$10,529,464

Total cost of goods sold including shipping costs for the three months ended September 30, 2017 was $11,103,265 as compared to $10,529,464 for the three months ended September 30, 2016. The primary reason for the significant increase was the acquisition of New Age on June 30, 2016, the acquisition of Maverick Brands (Coco-Libre) on March 31, 2017, the acquisition of the Marley Beverage Company on June 13, 2017, and organic growth of the portfolio.

As a percentage of sales, cost of goods sold (including shipping costs) was 73.8% for the three months ended September 30, 2017, versus 78.0% for the three months ended September 30, 2016.

The increase in the gross margin was due to several factors, including a significant increase in gross and net sales, increased scale and improved production efficiencies and processes on some of our key products that led to lower overall manufacturing costs, mix shift with higher margin products in the portfolio, and value engineering of some of our key brands and packages.

Improvement in costs of goods sold is one of the Company’s major priorities, and numerous improvement opportunities across each brand have been identified and action plans emplaced to improve gross margins. The individual actions across value engineering, scale negotiations, and other coupled with the significant mix benefits of adding in higher margin brands have already begun to positively impact gross margin, and are expected to significantly impact gross margin throughout 2017 and 2018.

Operating Expenses

	Three months ended	Three months ended
	September 30, 2017	September 30, 2016
Advertising, promotion and selling	$1,169,985	$708,174
General and administrative	2,968,383	1,798,798
Legal and professional	222,441	150,708
Total operating expenses	$4,360,809	$2,657,680

Total operating expenses for the three months ended September 30, 2017 was $4,360,809, as compared to $2,657,680 for the three months ended September 30, 2016. The primary reason for the increase was the acquisition of Xing on June 30, 2016, the acquisition of Maverick Brands (Coco-Libre) on March 31, 2017, the acquisition of the Marley Beverage Company on June 13, 2017, and expenses related to driving organic growth of the portfolio.

As a percent of net sales, total operating expenses were 28.8% of net sales as the Company absorbed $250,000 in incremental expense vs. the prior quarter associated with full integration of the Marley Beverage Company and significantly increased its marketing and sales investments in support of the new brand launches that will impact the topline in the 4th quarter.

The Company expects further cost synergies to materialize from the production, harmonized warehousing, and further headcount optimization now that the scale has been created and the platform businesses have been integrated.

For the nine months ended September 30, 2017(newly Combined Entity) compared to the nine months ended September 30, 2016

	Nine months Ended	Nine months Ended
	September 30, 2017	September 30, 2016

Net revenue	$40,941,978	$14,757,552
Cost of goods sold	31,169,687	11,629,593
Gross profit	9,772,291	3,127,959
Operating expenses	10,947,007	5,051,343
Other income (expenses)	2,484,152	(198,230)
Net income (loss)	$1,309,436	$(2,121,614)

Revenues

Gross revenues for the nine months ended September 30, 2017 were $44,256,489 vs. $16,285,284 for the nine months ended September 30, 2016. Net revenues from the sale of our product (sales less deductions, discounts and chargebacks) achieved $40,941,978 vs. $14,757,552 for the nine months ended September 30, 2017 and 2016; respectively. The primary reasons for the significant increase was the acquisition of Maverick Brands (Coco-Libre) on March 31, 2017, the acquisition of the Marley Beverage Company on June 13, 2017, and organic growth of the portfolio.

New Age’s new brands including Coco-libre®, Búcha®, and Marley® have now been fully integrated into the Company, with all supply chain and other functions now part of daily New Age operations. These brands, that in their previous stand-alone company infrastructures were loss making and had limited brand investment, have now been integrated into New Age’s sales system and stabilized. On those acquired brand platforms, New Age has been re-architecting the brands and preparing to launch new, innovative offerings, that are just beginning to roll out now - 90 days after acquisition and integration. New Age’s new shelf-stable Búcha® Live Kombucha, Marley® Mate, and Coco-Libre Sparkling are some of the initial new products that have met with outstanding retailer, distributor, and consumer feedback. In addition to the brands, New Age’s DSD division in Colorado has also been an excellent contributor to top-line growth with >6% organic growth year-to date. With the recent additions of Evian, Uptime Energy, Nestea, Essentia Water, Odyssey Beerwerks and the growth of the New Age own portfolio, the DSD Division is well positioned for continued growth and cash generation for the firm to facilitate national and international expansion of the broader portfolio.

Cost of Goods Sold

	Nine months Ended September 30, 2017	Nine months Ended September 30, 2016

Production costs/labor	$29,171,626	$10,786,653
Freight expense	1,998,061	842,940
Cost of goods sold	$31,169,687	$11,629,593

Total cost of goods sold including shipping costs for the nine months ended September 30, 2017 was $31,169,687 as compared to $11,629,593 for the nine months ended September 30, 2016. The primary reason for the significant increase was the acquisition of New Age on June 30, 2016, the acquisition of Maverick Brands (Coco-Libre) on March 31, 2017, the acquisition of the Marley Beverage Company on June 13, 2017, and organic growth of the portfolio.

As a percentage of sales, cost of goods sold was 76.1% for the nine months ended September 30, 2017, vs. 78.8% for the nine months ended September 30, 2016.

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

Improvement in costs of goods sold is one of the Company’s major priorities, and numerous improvement opportunities across each brand have been identified and action plans emplaced to improve gross margins. The individual actions across value engineering, scale negotiations, and other coupled with the significant mix benefits of adding in higher margin brands have already begun to positively impact gross margin, and are expected to significantly impact gross margin throughout 2017 and 2018.

Operating Expenses

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016
Advertising, promotion and selling	$2,761,896	$906,009
General and administrative	7,757,235	2,819,226
Legal and professional	427,876	1,326,108
Total operating expenses	$10,947,007	$5,051,343

Total operating expenses for the nine months ended September 30, 2017 was $10,947,007, as compared to $5,051,343 for the nine months ended September 30, 2016. The primary reason for the significant increase was the acquisition of Xing on June 30, 2016, the acquisition of Maverick Brands (Coco-Libre) on March 31, 2017, the acquisition of the Marley Beverage Company on June 13, 2017, and expenses related to driving organic growth and the new products on the newly acquired brands within the overall portfolio. In addition to the impact of the operating costs of a substantially larger scale enterprise, a significant amount of the increase was also attributable to the transactional costs recognized when acquiring Xing, Coco-Libre and Markey and numerous other one-time, non-recurring legal and other expenses associated with the integrations and absorption of the new enterprises that the Company just absorbed within operating expenses vs. excluding them from the income statement.

Year to date as a percent of sales, operating expenses are 26.7% vs. 34.2% last year. As scale continues to increase, operating expenses as a percent of sales is expected to continue to decline year over year.

In the planning of the acquisition and combination between Búcha, Inc. and Xing, and the planning of the combination with the Marley Beverage Company and Coco-Libre numerous cost synergies were identified that included reduction of freight expenses, improvement in cost of goods sold in both packaging and raw material sourcing, and numerous improvements in operating expenses including elimination of overlapping headcount and other duplicative expenses. With each acquisition, most cost synergies in headcount occur within the first 90 days, and the remaining cost synergies within 12 to 18 months. Many of the production, packaging, scale, and value engineering benefits take time to materialize and/or negotiate, but there is a methodical process in place in operations and supply chain to realize the savings, and the Company now expects to exceed its cost and revenue synergy targets it has previously communicated.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $591,741 compared to cash as of December 31, 2016 of $529,088.

On a standalone basis, we believe that cash flow from operations will meet our present and near-term cash needs. The acquisitions of Xing, New Age, Marley and Coco-Libre substantially grew the Company’s scale and resources.

Working Capital

	September 30, 2017	December 31, 2016
Current assets	$18,289,949	$10,005,922
Less: current liabilities	8,268,704	11,442,748
Working capital (deficiency)	$10,021,245	$(1,436,826)

Current assets are primarily comprised of accounts receivable and inventories, which accounts for 85.1% and 91.4% of our current assets as of September 30, 2017 and December 31, 2016, respectively.

Increases in our reported assets and liabilities are attributable to our acquisitions of Maverick’s, Marley’s, and PMC’s net assets for $35,182,000. The purchase price was allocated to the net assets acquired as follows:

Accounts receivable	$1,426,778
Inventories	2,886,844
Prepaid expenses and other current assets	412,351
Property and equipment, net	145,496
Goodwill	35,198,950
Accounts payable and accrued expenses	(1,466,372)
Contingent consideration	(1,250,000)
Assumption of note payable	(2,172,047)
Purchase price	$35,182,000

The above allocation is preliminary and is subject to change. Because the acquisitions were completed on March 31, 2017 and during the second quarter ended June 30, 2017, the Company has begun to assess the fair value of the various net assets acquired but has not yet completed this assessment. The Company is also in the process of identifying other intangible assets, such as customer relationships and recipes that may need to be recognized apart from goodwill. Once identified, these other intangible assets, if any, will be recorded at their fair values. The Company is working to finalize the allocations as quickly as possible, and anticipates that the allocation will not be final for approximately four months. Any adjustments necessary may be material to the consolidated balance sheet and the amount of goodwill recognized. Any resulting adjustments would have no impact to the September 30, 2017 reported operating results or cash flows.

Cash Flows

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Net cash (used in) provided by operating activities	$(10,514,123)	$989,602
Net cash provided by (used in) investing activities	6,289,629	(9,260,699)
Net cash provided by financing activities	4,161,841	8,495,025
Net change in cash	$(62,653)	$223,928

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $10,514,123, which is more than the net cash used in the comparable periods last year as a result of the Xing, Maverick, PMC and Marley acquisitions and the proceeds from the sale of the building.

Investing Activities

For the nine months ended September 30, 2017, net cash provided by investing activities of $6,289,629 was primarily driven by our acquisition of Maverick on March 31, 2017, of which $2,000,000 of cash proceeds were utilized. There were no cash outlays incurred for the PMC and Marley acquisitions. In addition, the Company received $8,900,000 of proceeds from the sale its corporate facilities in April 2017.

Financing Activities

For the nine months ended September 30, 2017, net cash provided by financing activities of $4,161,841was due to the issuance of common stock of approximately $16,000,000 of net proceeds and $9,000,000 of payments on notes payable.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the quarter ended September 30, 2017.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become subject to other litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no current or other pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

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

None.

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

NEW AGE BEVERAGES CORPORATION

Date: November 13, 2017	By:	/s/ Brent Willis
Brent Willis
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Chuck Ence
Chuck Ence
Chief Financial and Administrative Officer