Form 10-K
period 2017-12-31
New Age Beverages Corp
filed 2018-04-17
CIK 1579823

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission File No. 001-38014

NEW AGE BEVERAGES CORPORATION
  (Exact Name of registrant as specified in its charter)

Washington	27-2432263
(State or other jurisdiction incorporation or organization)	( IRS Employer Identification Number)

1700 E. 68th Avenue
Denver, CO	80229
(Address of principal executive offices)	(zip code)

(303)-289-8655

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common stock, par value of $0.001	The NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had 38,933,646 shares of common stock outstanding as of April 12, 2018. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017 was $11,176,213 as computed by reference to the closing price of such common stock on The NASDAQ Capital Market on such date.

NEW AGE BEVERAGES  CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are projections in respect of future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in an annual report on Form 10-K are based upon estimates and assumptions made by us or our officers that, although believed to be reasonable, are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially and adversely as compared to those contemplated or implied by these forward-looking statements.

All forward-looking statements involve risks, assumptions and uncertainties. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “we,” “us,” “our,” “New Age,” or the “Company” refer to New Age Beverages Corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

New Age Beverages Corporation, the New Age logo and other trademarks or service marks of New Age appearing in this Annual Report on Form 10-K are the property of New Age Beverages Corporation or its subsidiaries. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

Overview

We are a Colorado-based healthy beverage company engaged in the development and commercialization of a portfolio of organic, natural and other better-for-you healthy beverages. We market a full portfolio of Ready-to-Drink (“RTD”) better-for-you beverages including competitive offerings in the kombucha, tea, coffee, functional waters, relaxation drinks, energy drinks, rehydrating beverages, and functional medical beverage segments. We differentiate our brands through superior functional performance characteristics and ingredients and offer products that are 100% organic and natural, with no high-fructose corn syrup (“HFCS”), no-genetically modified organisms (“GMOs”), no preservatives, and only natural flavors, fruits, and ingredients. We rank as the 58th largest non-alcoholic beverage company in the world, one of largest healthy beverage companies, and the fastest growing according to Beverage Industry Magazine annual rankings and Markets and Markets. Our goal is to become the world’s leading healthy beverage company, with leading brands for consumers, leading growth for retailers and distributors, and leading return on investment for shareholders. Our target market is health conscious consumers, who are becoming more interested and better educated on what is included in their diets, causing them to shift away from less healthy options such as carbonated soft drinks or other high caloric beverages and towards alternative beverages choices. Consumer awareness of the benefits of healthier lifestyles and the availability of heathier beverages is rapidly accelerating worldwide, and New Age is capitalizing on that shift.

Corporate History

New Age Beverages Corporation was formed under the laws of the State of Washington on April 26, 2010, under the name American Brewing Company, Inc. (“American Brewing”).

On April 1, 2015, American Brewing acquired the assets of B&R Liquid Adventure, which included the brand, Búcha Live Kombucha. Prior to acquiring the Búcha Live Kombucha brand and business, we were a craft brewery operation. In April 2016, new management assumed daily operation of the business, and began the implementation of a new vision for the Company. In May 2016 we changed our name to Búcha, Inc. (“Búcha”), and then on June 30, 2016, we acquired the combined assets of “Xing” including Xing Beverage, LLC, New Age Beverages, LLC, Aspen Pure, LLC, and New Age Properties. We then shut down all California operations where Búcha was based, relocated the Company’s operational headquarters to Denver, Colorado, and changed our name to New Age Beverages Corporation. On October 1, 2016, we then sold American Brewing including their brewery, brewery assets and its related liabilities to focus exclusively on the healthy beverages. We recognized the sale of our brewery and brewery operations as a discontinued operation beginning in the third quarter of 2016, and ultimately concluded the transaction in February 2017. In February 2017, we uplisted onto The NASDAQ Capital Market. In March 2017, we acquired the assets of Maverick Brands, including their brand Coco-Libre. In June 2017, we acquired the assets of Premier Micronutrient Corporation (“PMC”), and also completed the acquisition of the Marley Beverage Company (“Marley”) including the brand licensing rights to all Marley brand ready to drink beverages.

We have three wholly-owned subsidiaries, NABC, Inc., NABC Properties, LLC (NABC Properties”), and New Age Health Sciences. NABC, Inc. is our Colorado-based operating company that consolidates performance and financial results of our divisions. NABC Properties incorporates all our buildings and warehouses, and New Age Health Sciences includes all our patents, and the operating performance in the medical and hospital channels.

Principal products

Our core business is to develop, market, sell and distribute healthy ready-to-drink beverages. The beverage industry comprises $870 Billion in annual revenue according to Euromonitor and Booz & Company and is highly competitive with three to four major multibillion dollar multinationals that dominate the sector. We compete by differentiating our brands as healthier and better-for-you alternatives that are natural, organic, and/or have no artificial ingredients or sweeteners. Our brands include Xing, Aspen Pure, Marely, Búcha Live Kombucha, PediaAde, Coco-Libre, Bio-Shield, and ‘n-Hanced, all competing in the existing growth and newly emerging dynamic growth segments of the beverage industry.

Xing

Xing is an all-natural, non-GMO, non-HFCS brand that encompasses XingTea, XingEnergy, Xing Craft Brew Collection Tea, and Xing Craft Collection Lemonades.

XingTea is an all-natural, non-GMO, non-HFCS, and award winning, ready-to-drink tea. XingTea won first place in the North American tea competition over 250 other brands, and recently won bronze in the Global Tea Competition in 2017. Xing is made with brewed green and black teas, and is further differentiated with unique natural fruit flavors, with no preservatives, GMOs or HFCS. Sweetened with only honey and pure cane sugar and significantly lower in sugar and calories than other major competitors, XingTea comes in a range of natural sweetened and unsweetened flavors in 23.5 oz cans, 16 oz Pet bottles, 12 oz cans and gallon jug packages, and is produced in New Age’s network of manufacturers across the United States.

XingTea is sold in 50 states and 10 countries, but was predominately sold in 7 Western states until recently. The brand gained its first national retail distribution in late 2017 gaining placement in 7 Eleven, CVS, and other major retailers with plans to fully roll out through these chains in the early 2018. The brand is now available nationwide across multiple channels of distribution from traditional grocery to health food and specialty outlets to hypermarkets to club stores, to pharmacy and drug outlets, to gas and convenience outlets. XingTea competes in the RTD Tea category that according to Euromonitor International exceeded $50 Billion in annual revenue with a CAGR of 10.9% since 2012.

Xing Craft Brew Collection Tea

Xing Craft Brew Collection Tea is a 100% organic, premium brewed line of artisanal teas sold in 16 oz glass bottles with no added sugar and no artificial flavors. Xing Craft Collection comes in five trending flavor combinations including Hibiscus Honey Blossom, Ginger Georgia Peach, Japanese Mountain Green, and Madagascar Vanilla Chai.

The premium brewed tea segment has emerged over the past two years defined by brands from major competitors including Gold Peak, Pure Leaf, Teavana and others in 16 oz packaging and priced at $1.89 to $2.29 in major grocery and convenience retail. Unlike competitors that have more than 21 grams of added sugar, Xing Craft has no added sugar, and is an artisanal brewed team made with single origin grown tea blends. The sub segment is estimated to comprise more than $2 billion in revenue according to Nielsen, Spins, and Markets and Markets, with gross margins significantly more attractive than the more price driven large format can tea segment.

Xing Craft Collection Lemonade

Xing Craft Collection Lemonade is a 100% organic, premium line of lemonades with coconut water sold in 16 oz glass bottles with lower sugar and no artificial flavors. Xing Craft Collection Lemonades comes in both sparkling and still varieties in classic and trending flavor profiles including Sparkling Strawberry Lemon, Sparkling Lemon Passion, Lemon Guava Mango, Lemon Strawberry Kiwi and some exclusive flavors for major retail partners in both sparkling and regular lemonade, coconut water and exotic fruit combinations.

The premium lemonade segment has grown over the past five years to become a year-round staple and has been defined by brands from major competitors including Hubert’s, Santa Clara, Calypso, and others in 16-20 oz packaging and priced at $1.99 to $2.99 in major grocery and convenience retail. Unlike competitors that have more than 40 grams of added sugar, Xing Craft has significantly lower sugar, and is made with all-natural fruits and flavors from some of the most exotic locations on the planet. The segment of RTD Lemonade is estimated to comprise more than $980 million in revenue in the US, with 6.4% annual growth according to Hexa and the IBIS world industry report

XingEnergy

XingEnergy is an all-natural, non-GMO, non-HFCS, vitamin-enriched, better-for-you energy drink, made with all-natural fruit flavors and contains the full recommended daily allowance of B-Complex vitamins. XingEnergy is offered in limited distribution, as the energy drinks segment is dominated by a few key players and the segment overall is one of significant competitive intensity.

XingEnergy comes in four flavors including Tangerine Dream, Grape Attack, Mad Melon, and Grapefruit Go packaged in 16 oz cans, sold individually. XingEnergy competes in the energy drinks category, and according to Grandview Research and Research and Markets, the global energy drink market size was $49.9 Billion with a CAGR of 9.8% since 2012.

Aspen Pure PH and Aspen Pure Probiotic

Aspen Pure PH is a naturally PH-balanced, artesian-well sourced water from the Colorado Rocky Mountains, and Aspen Pure Probiotic has more than 12 different probiotic strains and more than 10 billion CFU’s (colony forming units (probiotics)) in every serving with 2 years of shelf-life.

Aspen Pure has no added minerals or electrolytes and comes out of the ground at a natural PH-balanced level of up to 7.0. Aspen Pure is then purified and bottled at the source in New Age’s own manufacturing facilities. Aspen Pure is commercialized primarily in a 5 state area in and around the Company’s home Colorado market. There are no current plans to expand or invest in it beyond its current distribution as the premium bottled water segment is a highly competitive, expensive, and broadly undifferentiated segment in which to compete. Aspen Pure Probiotic however is highly differentiated. As such, the product has expanded to key regional retailers on both the East and West coasts, a major convenience retailer in Canada, and a major national grocery retailer in the United States. Aspen Pure competes in the premium bottled water category. According to Transparency International, global bottled water sales reached $198 Billion in 2017 and experienced a compound annual growth rate 6.4%

Búcha Live Kombucha

Búcha Live Kombucha (“Búcha”) is a certified-organic, all-natural, non-GMO, non-HFCS, fermented Kombucha tea with more than two billion CFU’s in every serving.

Búcha is produced with a unique and proprietary manufacturing process that eliminates the common vinegary aftertaste associated with many other Kombucha’s and provides the brand with an industry leading twelve-month shelf life as compared to the typical 90-day shelf life of our competitors’ products. The production process also leads to consistency and stability with no risk of secondary fermentation, secondary alcohol production, incremental sugar production or over-carbonation, and is one of the world’s first Kombucha’s that is shelf-stable (no refrigeration required) with no degradation to flavor or the probiotics organisms in every serving.

Búcha is made from black teas, proprietary kombucha culture and probiotics, unique yeast strains and cultures, and all-natural organic fruits and flavors. Búcha comes in five flavors including Raspberry Pomegranate, Blood Orange, Guava Mango, Grapefruit Sage, and Yuzu Lemon packaged in 16 oz glass bottles. The brand is sold at major grocery retail across the United States and Canada. Because Búcha is shelf stable and has 12 months of shelf life, the brand has recently been able to expand internationally and to major convenience retail. The Kombucha category is the fastest growing segment in the beverage industry with CAGR of 41% since 2012 and annual revenues of $1.48 Billion according to Zion Market Research and Beverage Industry Magazine.

Coco-Libre

Coco-Libre is an organic, 100% coconut water produced at the source. The brand is one of the top 5 brands in the coconut water category and the leading brand in multi-serve sizes. Coco-Libre is distributed in more than 15,000 outlets throughout the United States and Canada, and has excellent presence in the natural channel. The brand comes in 1 liter sizes, 330 ml tetra-pak, and 500 ml cans in both regular and natural fruit flavored varieties.

In late 2017, we switched Coco-Libre from being produced from concentrate in the US, to being produced at the source from 100% organic pure coconut water. With this shift, we gained some significant benefits including:

1)
A more preferred consumer proposition “not from concentrate”
2)
Significantly improved flavor profile resulting from the young coastal coconut base
3)
Lower cost of goods sold by more than 30%
4)
New more preferred consumer packaging options differentiated vs. other’s tetra-paks

Coco-Libre competes in the approximately $2.5 billion coconut water category that has experienced a compound annual growth rate of over 20% over the past 5 years, and is the second fastest growth segment in the non-alcoholic beverage category according to Beverage Business Insights.

Coco-Libre Sparkling

Coco-Libre Sparkling was launched in December 2017 and has already gained 6,897 points of distribution in 1,919 outlets. The product is produced at the source, is made with only pure young coastal coconut water and natural fruits, and contains no added sugar. The brand has 30 to 40 calories total depending on the variety and comes Coconut Lime, Coastal Coconut, Coconut Mangosteen Passion, Coconut Watermelon, and Coconut Peach Pear flavor combinations.

Coco-Libre Sparkling sources revenue from other sparkling waters, which is a large fast growing segment, and from other still coconut waters. The brand has the lightness and crispness of a sparkling water, but is produced from coconut water instead of municipal tap water like other leading sparkling water brands.

Coco-Libre Protein

Coco-Libre Protein competes in the meal replacement category, one of the fast emerging segments in the non-alcoholic beverage category. Coco-Libre Protein is being redeveloped to become a complete meal replacement, vs. its historic coconut water with merely added protein.

According to Statista, the meal replacement segment is estimated to be $3.7 billion in annual revenue with a CAGR of 7.1% since 2011.

Marley

New Age acquired the Marley RTD beverage franchise including the brands Marley One Drop and Marley Mellow Mood in June of 2017, following entry into a management agreement in October of 2016 to lead the Sales, Marketing and Distribution of the Marley Beverage Company. Following the acquisition, New Age owns the licensing rights in perpetuity to the Marley Brand of RTD beverages and provides an annual licensing fee as a percent of sales to the Marley family. The Marley brand is a globally relevant lifestyle brand with excellent social media presence, enjoying more than 72 million loyal Facebook followers and loyal Marley fans.

Marley yerba Mate

Organic Marley Mate was launched in November 2017, exclusively with a major convenience store chain initially across three of their divisions. Marley Mate is a tea/coffee/natural energy drink hybrid that has the taste of a tea, the uplifting benefits of coffee or an energy drink, but without any crash and without any of the increasingly negatively viewed ingredients in energy drinks. The brand is organic, very clean label with only Marley Mate 30-40 calories, and has quickly become the number two player nationally in the category, despite being in limited distribution.

Marley Mate comes in four flavors including Be Jammin Berry, One Love Lemon, Jamaican Me Mango, and Ya Mon Mint. The brand has met with excellent early success in its initial markets since launch, outselling major competitors in each of its initial launch markets.

Marley Mate competes in the rapidly emerging yerba mate segment of the tea/coffee/energy drink category. The segment is estimated to be around $300 million in revenue.

Marley Cold Brew

Marley Cold Brew was developed in late 2017, harmonized with the rest of the new Marley branding family, gained commitment for national distribution with a major convenience channel customer, and is expanding in full launch in Q2 2018. The segment at retail is very new with retailers still learning about pull through rates and sustainable consumer demand. The segment however has been growing at the expense of other high caloric Frappuccino-type beverages, and differentiates with more real and less acidic or bitter taste that a regular RTD coffee.

Cold Brew as a segment has grown 580% from 2011 to 2016 to comprise a significant growth part of the $55billion global RTD coffee market according to Mintel.

Marley One Drop

Marley One Drop  is a RTD coffee made with Premium Jamaican Blue Mountain Coffee, and unlike competitive RTD coffees contains no artificial ingredients, no HFCS, no preservatives, no GMO’s, and is kosher certified. The brand comes in 11 oz slim cans and in four flavors including Mocha, Vanilla, Swirl and Banana Split.

Marley One Drop coffee is distributed in more than 5,000 outlets throughout the United States and Canada, and has an initial presence in 7 international markets in Western Europe, Latin America and the Caribbean.

Marley One Drop competes in the approximately $55 billion Global RTD coffee market, which has experienced a compound annual growth rate over the past five years of just over 10%. Marley is one of the top 5 brands in the category in North America, and the Marley franchise has global relevance with more than 74 million Facebook followers.

Marley Mellow Mood

Marley Mellow Mood is a RTD relaxation drink that sources revenue from the RTD Tea category. Marley Mellow Mood is made with Valerian Root, Chamomile, and other natural herbs and ingredients and unlike competitive RTD Tea’s is all natural, has no HFCS, no preservatives, no GMO’s, and is kosher certified. The brand comes in 15.5 oz. cans in five flavors including Peach Raspberry, Bartlett Pear, Raspberry Lemonade, and Honey Green Tea. Marley Mellow Mood recently won silver in the 2017 Global Tea Championships and capitalizes on consumer trends to lower sugar, natural, and healthier alternatives.

Marley Mellow Mood relaxation drinks compete in the approximately $50 billion Global RTD tea market, which has experienced a compound annual growth rate over the past five years of just under 10%. Marley is the leading relaxation drink, which is a developing sub-segment of the RTD category.

Marley Mellow Mood® relaxation drinks are distributed in more than 10,000 outlets throughout the United States and Canada, and has an initial presence in 7 international markets in Western Europe, Latin America and the Caribbean.

New Age Health Sciences Division

We established our Health Sciences Division in the third quarter of 2017, as a separate standalone company and wholly-owned subsidiary after the acquisition of the Premier Micronutrient Corporation. The acquisition came with 11 patents that have since been added to, now totaling 13, on which significant cooperative research studies and human and animal trials have been completed. The patents and human need states that are addressed by the technologies were all developed in partnership with and funded by the U.S. government, with more than $30 million invested by them. New Age now owns all the intellectual property, significantly differentiating it from other beverage companies. Our intention is to convert the patents into products, with direct functionality in protection, treatment, or improvement of different consumer need states.

We have decided to pursue four main areas of focus where we believe we have the most robust science and patent protection on which we intend to commercialize products including Rehydration/Recovery, Radiation protection, Neural Protection/Improvement, and Cardiovascular health. We also intend to either license or outsource any patent we do not intend to commercialize. The Company believes that the intellectual property portfolio is of substantial value to either pharmaceutical or beverage companies, given the quality and uniqueness of the patents, and the science and evidence on the efficacy of the technologies.

‘nHanced

‘nHanced is our first product that was developed by the medical and scientific team at New Age Health Sciences. ‘nHanced delivers a first of its kind, product which is specifically designed to improve patient outcomes after surgery. It is an all-natural, clear carbohydrate beverage for use up to two hours prior to surgery patients and hospital systems adopting ERAS surgical protocols. The product utilizes the same superior carbohydrate source that we use in our Coco-libre coconut water, includes key vitamins and mineral co-factors for immune support, and provides antioxidants, amino acids and phytonutrients for improved metabolic function.

New Age has the insight that a preoperative carbohydrate dose with specific fluid volume has multiple health benefits for a person undergoing surgery. This insight, coupled our data on the positive benefits of micronutrients, led to the formulation of ‘nHanced to provide facilitate recovery after surgery. with less inflammatory response, less nausea, reduced gastric stress, increased GI motility, less insulin resistance, improved wound healing and immune function, and overall improved patient satisfaction. Initial patient testing has validated the benefits.

Bio-Shield

“Bio-Shield” is the current working brand name for our radiation protection product. We believe that we own the patents to the only product in the world proven to protect the body from the effects of ionizing radiation, and have the trails and research studies validating the efficacy of our product. Ionizing radiation, which comes from a number of sources, including near proximity to sun, nuclear facilities, medical X-rays or scans, affect the body by breaking the double strands of DNA inside the body. New Age’s product has proven to protect double-strand DNA from breaking from the impact of radiation.

We intend to launch “Bio-Shield” in Asia Pacific in 2018, and thereafter expect to other markets and channels including both the travel and medical channels.

‘nHanced addresses a market segment size of more than 320 million surgeries a year, 25% of which are associated with complications.

PediaAde

PediaAde was developed in the fourth quarter of 2017 and tested in limited distribution. Full expansion is expected in 2018 in key grocery and pharmacy outlets in the U.S. We believe PediaAde delivers superior rehydration to competitive rehydration products, due in part to production using the same superior carbohydrate and electrolyte source found in our Coco-Libre brand. PediaAde has only 25 total calories, is all-natural, and has no harmful ingredients, like red dye #40 and others found in competitors.

Competitive Strengths

New Age has five components of differentiation that distinguishes it from other companies competing in the beverage industry:

1)
New Age has a unique business platform with its own Direct Store Delivery ("DSD") distribution. This platform enables the Company to have the infrastructure and resources to operate a profitable beverage business. Most if not all beverage companies under $100 million in scale struggle because of the overhead and costs to operate in the sector. New Age, with its cash generative DSD operation, can spread its overhead across a much larger base, providing the resources to allocate to brand building and expansion in a way few if any other small cap beverage companies can.

Our DSD distribution group in Colorado includes almost 40 unique routes, with a >20 person sales team, and a >20 person merchandising team, covering more than 6,000 outlets for more than 60 brands and more than 600 SKU’s. The DSD arm of our business is a test bed for new products before national rollout, provides an early indicator system for any new emerging competitive brands or beverage segments, and gives the group near captive control of the shelf space across the 6,000 outlets the group services.

The scale that the DSD system represents, coupled with the efficient cash conversion of the type of operation, provides the resources and infrastructure base to facilitate expansion and diversification to higher margin beverages sold globally in traditional and new higher margin channels. The combination provides the potential for superior free cash flow and net income generation in a way that would be very difficult for other smaller beverage companies to achieve.

2)
New Age has a full brand portfolio competing in only the growth segments of the industry, and as such is the only one-stop-shop supplier of healthy beverages for retailers and distributors. These entities are reticent to work with smaller, individual brand companies without the resources and infrastructure to support them.

New Age’s portfolio of healthy brands enables the Company to pursue the strategic high ground of “world’s leading healthy functional beverage company,” filling the void created by the legacy leaders in the industry. Not only does the Company enjoy the growth rate benefits of the segments in which it competes, but by focusing exclusively on healthy alternatives, it limits its distractions and required investments to maintain businesses in declining segments like juice or carbonated soft drinks for example that many of its competitors are forced to continue.

3)
New Age has a strong distribution in major key accounts across the US that has near doubled in the past six-months. We have insights that this “distribution presence” supports development of “brand preference,” and provides a stable and sustainable revenue platform. New Age has also recently structured preferred partnerships with major distributors to penetrate new and alternative channels, and believes it has first mover advantage with them to take advantage of significant growth in these segments.

The Company has spent the past 10 years developing a national hybrid distribution network with other major DSD operators, natural channel distributors, and direct to store wholesale distribution. The Company’s national network represents a significant competitive advantage and barrier to entry vs. many other smaller beverage companies.

4)
The Company has financial flexibility with a strong balance sheet, de minimis debt, and access to the capital markets unlike many other private or small public beverage entities.

New Age has historically enjoyed a low cost of capital relative to its peer group by virtue of its line of credit at libor plus 2 established with US Bank in 2016. That line, coupled with its ability to access the capital markets up to $100 million via its S-3 facility established in October 2017 to facilitate major acquisitions or provide capital for significant organic growth opportunities, provides the firm with an unprecedented ability and significant optionality to intelligently support its growth.

5)
New Age has the organizational capabilities and systems unlike other small beverage companies., defined as having the people, processes, systems, information, and culture/environment to drive superior, sustainable, profitable growth,

New Age’s senior leadership team has collectively more than 100 years of beverage industry experience and experience working in both major multinationals and smaller beverage companies. The Company’s board of directors brings global strategic leadership experience gleaned from running highly successful major multinational companies in the beverage, retail, and other industries. From a process standpoint, New Age has dedicated daily, weekly, monthly and annual routines, by and through which it runs the operation.

The Company recently employed Microsoft dynamics and Encompass ERP systems, and has an internal target setting system whereby every associate in the firm has specific metrics cascaded from the Company’s annual business plan. New Age has also developed its own proprietary dashboards to augment its access to syndicated data and industry information, and employed a culture of ownership and environment of accountability and that is metric driven and performance oriented.

As a result of the Company’s strengths, three competitive advantages are emerging including an ability to drive superior organic growth on its core portfolio, an ability to profitably acquire and integrate new companies and brands, and an ability to develop new breakthrough products organically leveraging its R&D and scientific and medical expertise.

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

Significant Customers

We have significantly diversified our retail distribution base over the past 18 months to minimize customer concentration and risk with any one customer. For the year ended December 31, 2017, three customers represented approximately 21.4% (9.9%, 6.3% and 5.2%) of net revenues. For the year ended December 31, 2016, three customers represented approximately 27.5% (14.5%, 7.5% and 5.5%) of net revenues. As of December 31, 2017, three customers represented 23.1% (10.5%, 6.7% and 5.9%) of accounts receivables. As of December 31, 2016, three customers represented approximately 24.9% (12.3%, 8.9% and 8.2%) of accounts receivable.

Growth Strategies

Our long-term objective is to become the leading healthy beverage company. We believe that by focusing on our purpose, which is to make a difference for consumers with healthier beverages, and by flawlessly executing our business plan, that we can achieve that objective. Based on available information, we believe we are one of the top 20 healthy beverage companies worldwide today, and the 58th largest non-alcoholic beverage company overall. We intend to achieve our goal by driving organic growth behind our existing portfolio of healthy functional beverages, in all relevant packages and product formats, across all major retail channels, in all major markets, through an aligned network of retailer and distributor partners.

Our key growth strategies include the following:

– Build core brands with new products in emerging growth segments

– Drive key account distribution and in-store merchandising

– Penetrate new channels, markets and segments

– Expand gross and EBITDA margins

– Build metric-driven, performance oriented, culture of ownership and accountability

Sales and Marketing

We currently have an in-house sales and merchandising team consisting of approximately 75 individuals based in Colorado and throughout the United States, whose compensation is highly variable and highly performance-based. Each sales person has individual targets for increasing “base” volume through distribution expansion, and “incremental” volume through promotions and other in-store merchandising and display activity. As distribution to new major customers, new major channels, or new major markets increases, we will expand the sales and marketing team on a variable basis.

We market our products using a range of marketing mediums including in-store merchandising and promotions, experiential marketing, events, and sponsorships, digital marketing and social media, direct marketing, and traditional media including print, radio, outdoor, and TV.

Distribution

Our products are currently distributed in 10 countries internationally, and in 50 states domestically through a hybrid of four routes to market including our own DSD system that reaches more than 6,000 outlets, and to more than 35,000 outlets throughout the United States directly through customer’s warehouses, through our network of DSD partners, and through our network of brokers and natural product distributors. Our products are sold through multiple channels including major grocery retail, natural food retail, specialty outlets, hypermarkets, club stores, pharmacies, convenience stores and gas stations.

Our sales strategy is to distribute our products worldwide through to consumers in the most cost effect manner possible. We sell our products direct to consumers through our own Ecommerce system and other Ecommerce systems, through retail customers across grocery, gas, convenience, pharmacy, mass, club and other channels, to major foodservice customers, to alternative channel customers including juice/smoothie shops, military, office, and health club, and through hospitals, outpatient doctor offices, and other channels.

The diversification of our channels and distributors, similar to the diversification of retail customer base, is expected to minimize distributor and channel concentration and risk, but is also expected have a very positive margin mix effect, and a very positive incremental volume impact, with the combination of International, Ecommerce, Foodservice, and Health Sciences expected to exceed 15% of total revenue in 2018, from a negligible base in 2017.

Research and Development Activities

Our research and development efforts are focused on two primary paths. The first is to continually review our existing formulas and production processes and structure to evaluate opportunities for cost of goods sold improvements, without degrading the quality or fundamentally changing the consumer appeal taste profile of our existing products. The second major research and development effort is in the development of fundamentally new and differentiated products, based on consumer insights and trends and competitive intensity in those segments. The Company’s mission to only provide healthy functional beverages governs our development efforts.

The Company’s new products and R&D efforts in its Health Sciences Division, are science-backed by the patents, cooperative research studies and human and animal trails acquired from the Premier Micronutrient Corporation. They are targeted toward to fundamental human needs states, segments that do not yet exist in beverages, but do exist in the pharmaceutical arena, and opportunities where New Age can gain first mover advantage. The Company’s mission is to only provide healthy functional beverages with real efficacy for consumers. That guiding principle of “no compromise” governs all our development efforts.

Seasonality

We experience some seasonality whereby the peak summer months show a higher level of sales and consumption. However, the structure of our business and range of products in our portfolio mitigate any major fluctuations. Our revenue during the second and third quarters of the year have historically been approximately 60% of annual revenue, and this seasonality is expected to continue for the foreseeable future.

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

Patents and Trademarks

We hold United States trademarks, Serial Numbers 86694956 and 85087186 for Búcha. We also hold United States trademarks, Serial Numbers 85025636 and 76438612 for Aspen Pure®, Serial Number 85347345 for Just Pure Water®, Serial Number 77312629 for XingEnergy®, Serial Number 77050595 for XingTea®, all of which were acquired in our acquisition of Xing. We hold the United States trademarks, Serial Numbers 85243126 for Coco-Libre. We hold the United States trademarks, Serial Numbers 85066981, 85767476, 86709724, and 86681878 for Marley. We hold the United States trademarks, Serial Numbers for PediaAde 87599349.

We hold the United States patents, patent numbers 6,849,613 for Multiple Antioxidant Micronutrients, 7,399,755 for Formulations Comprising Multiple Dietary and Endogenously Made Antioxidants and B-Vitamins, and 7,449,451 for Use of Multiple Antioxidant Micronutrients as Systemic Biological Radioprotective Agents Against Potential Ionizing Radiation Risks. We hold the United States patents, patent numbers 7,605,145 for Micronutrient Formulations for Treatment of Diabetes Mellitus, 7,628,984 for Micronutrient Formulations for Pulmonary and Heart Health, and 7,635,469 for Micronutrient Formulations for Hearing Health. We hold the United States patents, patent numbers 8,221,799 for Multiple Antioxidants for Optimal Health, 8,592,392 for Multiple antioxidant micronutrients, 9,655,966 for Micronutrient Formulations for Radiation Applications, and patents pending and continuations in progress for Antioxidant Micronutrients used in Electronic Cigarettes, and BioShield for Protection
Against Environmental Exposures.

Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated either by us or against us for infringement upon proprietary information or improper use of a trademark or patent, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business due to the cost of defending any potential litigation related to infringement. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

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

We are also subject to the Securities Act of 1933, as amended (the “Securities Act”), the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and Washington and Colorado Corporation Law. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business, such as the United States Internal Revenue Tax Code and the Washington and Colorado State Tax Codes, as well as international tax codes and shipping tariffs. We will also be subject to proprietary regulations such as United States Trademark and Patent Law as it applies to the intellectual property of third parties. We believe that the effects of existing or probable governmental regulations will be additional responsibilities of management to ensure that we are in compliance with securities regulations as they apply to our products as well as ensuring that we do not infringe on any proprietary rights of others with respect to our products. We will also need to maintain accurate financial records in order to remain compliant with securities regulations as well as any corporate tax liability we incur.

Employees

As of the date of this Annual Report, we have 162 full-time employees. Our activities are managed by our officers and directors.

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

We have incurred net losses since we commenced operations. For the years ended December 31, 2017 and 2016, our net losses were $3,535,926 and $3,633,079.

We had an accumulated deficit of $10,500,883 as of December 31, 2017. As of December 31, 2016, we had an accumulated deficit of $6,964,957. These losses have had, and likely will continue to have, an adverse effect on our working capital, assets, and equity. In order to achieve and sustain such revenue growth in the future, we must significantly expand our market presence and revenues from existing and new customers. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

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

The acceptance of our healthy beverage products by both retailers to gain distribution and by consumers to include in the beverage consumption repertoire is critically important to our success. Shifts in retailer priorities and shifts in user preferences away from our products, our inability to develop effective healthy beverage products that appeal to both retailers and consumers, or changes in our products that eliminate items popular with some consumers could harm our business. Also, our success depends to a significant extent on discretionary user spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience an inability to generate revenue during economic downturns or during periods of uncertainty, where users may decide to purchase beverage products that are cheaper or to forego purchasing any type of healthy beverage products, due to a lack of available capital. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

We cannot be certain that the products that we offer will become, or continue to be, appealing and as a result there may not be any demand for these products and our sales could decrease, which would result in a loss of revenue. Additionally, there is no guarantee that interest in our products will continue, which could adversely affect our business and revenues.

Demand for products which we sell depends on many factors, including the number of customers we are able to attract and retain over time, the competitive environment in the healthy beverage industry, as well as the beverage industry as a whole, may force us to reduce prices below our desired pricing level or increase promotional spending, and ability to anticipate changes in user preferences and to meet consumer’s needs in a timely cost effective manner all could result in immediate and longer term declines in the demand for the products we plan to offer, which could adversely affect our sales, cash flows and overall financial condition. An investor could lose his or her entire investment as a result.

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

If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluations, our management concluded that there were no material weaknesses in our internal control over financial reporting for the years ended December 31, 2017 and 2016, respectively. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Failure to comply with Section 404(a) could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

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

Food and beverage retailers across all channels in the U.S. and other markets have been consolidating, increasing margin demands of brand suppliers, and increasing their own private brand offerings, resulting in large, sophisticated retailers with increased buying power. They are in a better position to resist our price increases and demand lower prices. They also have leverage to require us to provide larger, more tailored promotional and product delivery programs. If we and our distributor partners do not successfully provide appropriate marketing, product, packaging, pricing and service to these retailers, our product availability, sales and margins could suffer. Certain retailers make up an important percentage of our products’ retail volume, including volume sold by our distributor partners. Some retailers also offer their own private label products that compete with some of our brands. The loss of sales of any of our products by a major retailer could have a material adverse effect on our business and financial performance.

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

Our commercial success will depend in part on obtaining and maintaining trademark protection, patent protection, and trade secret protection of our products and brands, as well as successfully defending that intellectual property against third-party challenges. We will only be able to protect our intellectual property related to our trademarks, patents and brands to the extent that we have rights under valid and enforceable trademarks, patents or trade secrets that cover our products and brands. Changes in either the trademark and patent laws or in interpretations of trademark and patent laws in the U.S. and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our issued trademarks or our issued patents. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

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

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

–
our ability to integrate operations, products and services;
–
our ability to execute our business plan;
–
operating results below expectations;
–
litigation regarding product contamination;
–
our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;
–
announcements of new or similar products by our competitors;
–
loss of any strategic relationship, including raw material provider or distributor relationships;
–
economic and other external factors; and
–
period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not and may never pay dividends to shareholders.

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

Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with The NASDAQ Capital Market listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below The NASDAQ Capital Market minimum bid price requirement or prevent future non-compliance with The NASDAQ Capital Market listing requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our operations, packaging and distribution are currently being conducted out of the offices located at 1700 E. 68th Avenue, Denver, CO 80229. We lease our Colorado operational facility, for which we pay $52,000 per month. We consider the current space to be adequate and will reassess our needs based upon future growth. Our manufacturing facilities are located in Alamosa, Colorado for our Aspen Pure product, which are 100% owned.

The Company also owns over 30 trucks as part of its direct store distribution system, in three warehouses, and operates multiple satellite warehouses in Colorado and other strategic locations around the U.S. that are either short term leased or charged are on a per case storage basis.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NASDAQ Capital Market on February 17, 2017, under the symbol “NBEV.” The following table sets forth the range of high and low bid prices of our common stock as reported and summarized on The NASDAQ Capital Market, as applicable, for the periods indicated. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter	High	Low
2016
First Quarter	$0.36	$0.19
Second Quarter	$1.64	$1.42
Third Quarter	$1.70	$1.60
Fourth Quarter	$4.18	$3.95
2017
First Quarter	$5.55	$3.51
Second Quarter	$6.72	$3.71
Third Quarter	$5.09	$3.41
Fourth Quarter	$3.35	$1.99

Holders of Our Common Stock

As of the date of this filing we have 1,314 holders of common stock and there are 38,933,646 shares of our common stock outstanding.

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

Sales of Unregistered Securities

None have been issued.

The foregoing issuances were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

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

Overview

We are a Colorado-based healthy beverage company engaged in the development and commercialization of a portfolio organic, natural and other better-for-you healthy beverages. We market a full portfolio of RTD better-for-you beverages including competitive offerings in the kombucha, tea, coffee, functional waters, relaxation drinks, energy drinks, rehydrating beverages, and functional medical beverage segments. We differentiate our brands through superior functional performance characteristics and ingredients and offer products that are 100% organic and natural, with no HFCS, no GMOs, no preservatives, and only all natural flavors, fruits, and ingredients.

Our products are currently distributed in 10 countries internationally, and in 50 states domestically through a hybrid of four routes to market including our own DSD system that reaches more than 6,000 outlets, and to more than 35,000 other outlets throughout the United States directly through customer’s warehouses, through our network of DSD partners, and through our network of brokers and natural product distributors. Our products are sold through multiple channels including major grocery retail, natural food retail, specialty outlets, hypermarkets, club stores, pharmacies, convenience stores and gas stations. We market our products using a range of marketing mediums including in-store merchandising and promotions, experiential marketing, events, and sponsorships, digital marketing and social media, direct marketing, and traditional media including print, radio, outdoor, and TV.

We rank as the 58th largest non-alcoholic beverage company in the world, one of largest healthy beverage companies, and the fastest growing. We intend to become the world’s leading healthy beverage company, with leading brands, leading growth for retailers and distributors, and leading return on investment for shareowners. Our target market is currently health conscious consumers, who are becoming more interested and better educated on what is included in their diets, causing them to shift away from less healthy options such as carbonated soft drinks or other high caloric beverages, and towards alternative beverages choices. Consumer awareness of the benefits of healthier lifestyles and the availability of heathier beverages is rapidly accelerating worldwide, and New Age is capitalizing on that shift.

Highlights

We generate revenue through the commercialization of our portfolio of brands to consumers via our retailer partners and directly via our own Ecommerce system. The following are highlights of our operating results for the year ended December 31, 2017:

We believe that on a consolidated basis, and with the reductions in operating expenses in each of the acquired companies in 2016 and 2017, the integrated company will generate sufficient cash flow internally to meet its needs. In addition, as a subsequent event in March 2018, the Company received approval of a credit facility with PNC bank of $15 million, at an estimated annual interest rate of ~3.5%. We previously had a small revolving credit line in place with another bank, which is being replaced by the new accordion line with PNC. The new facility with PNC bank is in the process of closing, so the Company recently effectuated a small confidentially marketed offering to facilitate purchase of inventory to meet customer demand in the interim.

The following are highlights of our operating results for the year ended December 31, 2017 compared to the year ended December 31, 2016:

Revenue. During the year ended December 31, 2017, we generated gross revenue of $56,636,287 compared to $27,323,213 for the year ended December 31, 2016, an increase of 107%. Our revenue for the period is primarily attributed to the growth and scale of our core Xing and Búcha brands and our DSD distribution business that has grown consecutively for nine years. The growth was also impacted by the acquisitions of Coco-libre and Marley Brands. the additions of the Coco-Libre brand for nine months of the year, and the Marley brands for six months of the year, coupled with the launch of new products under both of these newly acquired brands. We generated net revenue of $52,188,295 reflective of lower discounts, returns and billbacks as we evolve our distribution systems from primarily a 100% DSD distribution system nationally in 2016, to more of a lower-cost, hybrid distribution route to market.

Gross Margin. Gross margin for the year ended December 31, 2017 was 29% (excluding shipping costs), compared to 27% for the year ended December 31, 2016, an increase of 3 percentage points. The increase in gross margin was due to several factors, including (1) a significant change in mix, (2) an increase in gross sales, (3) reduced freight costs and manufacturing labor, and (4) improved raw material and packaging supply costs including gaining the benefits of increased scale. Cost of goods sold remains the Company’s most significant opportunity to improve net profitability. Our cost of goods sold (including shipping) for the year ended December 31, 2017 was $39,788,384 equating to 76.2% of net revenue compared to $19,505,580 equating to 77.1% of net revenue in for the year ended December 31, 2016, reflective of the focus and improvement made in improving cost of goods sold in 2017.

Operating Expenses. During the year ended December 31, 2017, our operating expenses were $18,448,964, an increase of $9,025,981, as compared to $9,422,983 for the year ended December 31, 2016. The increase was primarily attributable to one-time, nonrecurring costs totaling approximately $5,153,000, which included due diligence and financing costs associated with acquisitions, lease and other office termination expenses associated with consolidations and acquisitions, and short-term, carry-over transitional headcount costs from acquisitions. It also includes contractual obligations and one-time bonuses to personnel associated with acquisitions, shipping and transfers of inventory from acquisitions, legal expenses associated with acquisitions and financing activities, and temporarily high COGS from previous sourcing and manufacturing structures until full integration with New Age’s operations.

Not including nonrecurring costs of approximately $5,153,000, our operating expenses were approximately $13,295,964 for the year ended December 31, 2017, equating to 25.5% of net revenue.

EBITDA. During the year ended December 31, 2017, we incurred numerous one-time expenses associated with the financing of the Company, the uplist onto The NASDAQ Capital Market exchange, and the three acquisitions that occurred during 2017. When removing the one-time impacts and non-cash charges, EBITDA approximated $5,044,000.

Management defines EBITDA as earnings before income tax, depreciation and amortization, one-time compensation and acquisition charges, interest expense, shared-based compensation and other acquisition-related integration charges. Management believes EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations because it removes material one-time and non-reoccurring charges.

We consider quantitative and qualitative factors in assessing whether to adjust for the impact of items that may be significant or that could affect an understanding of our ongoing financial and business performance or trends.

Non-GAAP information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP measures presented by other companies.

The following table includes the reconciliation of our consolidated US GAAP net loss to our consolidated EBITDA:

	Years ended
	December 31,
	2017	2016
(In thousands)
Net loss	$(3,536)	$(3,633)
Depreciation and amortization	1,606	523
Interest expense	228	299
Stock compensation expense	1,731	982
One-time charges:
Cost and payments for completion of acquisitions and NADAQ uplisting	674	251
Due diligence and professional services fees incurred for acquisitions	472	1,631
Lease termination charges incurred for acquisitions	148	41
Severance charges incurred for former employees from acquisitions	799	83
Integration of synergies	3,060	35
Total one-time charges	5,153	2,041
EBITDA	$5,182	$212

Results of Operations

The remainder of this MD&A discusses our continuing operations of the newly combined entity including all of the Company’s brands. The comparisons on a twelve month basis for 2017 and 2016 are of the newly combined entity.

For the year ended December 31, 2017 compared to the year ended December 31, 2016

	Year Ended December 31, 2017	Year Ended December 31, 2016
Net revenue	$52,188,295	$25,301,806
Cost of goods sold	39,788,384	19,505,580
Gross profit	12,399,911	5,796,226
Operating expenses	18,448,964	9,422,983
Other (income) expenses	(2,513,127)	6,322
Net loss	(3,535,926)	(3,633,079)

Revenues

Net revenues for the year ended December 31, 2017 were $52,188,295 as compared to $25,301,806 for the year ended December 31, 2016. The primary reason for the significant increase was the acquisition and integration of Xing on June 30, 2016 which was consolidated for twelve months, the growth of the core brand and DSD distribution business that has now grown for nine years consecutively, and the acquisitions of Coco-Libre and Marley brands that were consolidated in 2017 financial results for nine months and six months respectively.

Organic growth of the Búcha Live Kombucha brand contributed to overall revenue growth, with the brand more than tripling in scale since integration and conversion to being shelf stable, along with the contribution of the DSD Division. Most new distribution for the firm, one of the key revenue drivers and strategic pillars of the firm did not occur until the beginning of 2018, as in 2017, we were in the process of creating the business, financial, and brand portfolio foundation of the Company. With that now largely in place, and with a rearchitecting of the acquired brands, the core brands and additions to the portfolio in broader distribution are in a position to contribute significant greater organic growth.

Cost of Goods Sold

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Production costs and labor	$ 37,114,005	$ 18,408,750
Shipping cost	2,674,379	1,096,830-
Cost of goods sold	$ 39,788,384	$ 19,505,580

Total cost of goods sold for the year ended December 31, 2017 was $39,788,384 as compared to $19,505,580 for the year ended December 31, 2016.

Gross margin (not including shipping) reached 29% for the year ended December 31, 2017 compared to 26% for the year ended December 31, 2016. The increase in the gross margin was due to several factors, including (1) a significant change in mix, (2) an increase in gross sales, (3) reduced freight costs and manufacturing labor, and (4) improved raw material and packaging supply costs including gaining the benefits of increased scale.

Improvement in costs of goods sold is one of the Company’s major priorities, and numerous improvement opportunities across each brand have been executed with additional action plans emplaced to further improve gross margins above the target 40%.

Operating Expenses

	Year Ended December 31, 2017	Year Ended December 31, 2016
Advertising, promotion and selling	$3,840,332	$1,584,104
General and administrative	13,940,583	6,367,606
Legal and professional	668,049	1,471,273
Total operating expenses	$18,448,964	$9,422,983

Total operating expenses for the twelve months ended December 31, 2017 were $18,448,964, an increase of $9,025,981 as compared to $9,422,983 for the year ended December 31, 2016. The primary reason for the significant increase was the formation of the Company including the acquisitions and integration of Búcha, Xing, Coco-libre, Marley, and PMC in the years ended December 31, 2016 and 2017. The increase was also attributable to one-time, nonrecurring costs associated with creating and financing the entity totaling approximately $5,153,000.

In addition of the cost synergies already obtained including elimination of 70 headcount associated with the previous standalone entities before integration into the New Age system, there are an additional greater than $5 million of further synergies and saving to be obtained both in operating expenses and in cost of goods sold and shipping.

Liquidity and Capital Resources

As of December 31, 2017, we had cash of $285,245. The Company has always operated with a limited cash balance. This led management to the decision to issue an additional 2,285,715 shares of commons stock (prior to consideration of any exercises on the underwriters’ shares) on April 10, 2018 for net proceeds of approximately $3,500,000, and provides sufficient working capital to continue to support the growth of the Company in 2018.

The acquisitions in 2017 and 2016 substantially improved the Company’s resources, and provided the scale to be profitable. We believe we have sufficient cash and generate sufficient profitability to meet the needs of the integrated operations. We estimate our capital needs over the next twelve-month period to be $3,000,000 to $3,500,000. We may seek to sell additional equity securities. Any sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

During the year ended December 31, 2017, the Company eliminated $200,000 of convertible promissory notes and all other debts. The Company did assume a $1,500,000 obligation when it acquired the Coco-libre brand, and has also utilized $2,000,000 of its previous line of credit with US Bank.

Working Capital

	December 31	December 31,
	2017	2016
Current assets	$16,224,143	$10,005,922
Less: current liabilities	11,113,259	11,442,748
Working capital (deficiency)	$5,110,884	$(1,436,826)

Current assets are primarily comprised of accounts receivable and inventories.

Current liabilities are comprised of accounts payable and accrued expenses as of December 31, 2017 and 2016, and a current portion of a note payable totaling $3,427,051 and $4,562,179, as of December 31, 2017 and 2016.

Cash Flows

	Year ended December 31, 2017	Year Ended December 31, 2016
Net cash (used in) provided by operating activities	$(8,410,777)	$975,176
Net cash provided by (used in) investing activities	6,227,421	(8,547,198)
Net cash provided by financing activities	1,939,513	8,057,254
Net change in cash	$(243,843)	$485,232

Operating Activities

Net cash (used in) operating activities for the year ended December 31, 2017 was $(8,410,777) Net cash provided by operating activities for the year ended December 31, 2016 was $975,176. The change was attributable to one-time charges incurred for the acquisitions, gain on sale of the building and changes in working capital.

Investing Activities

Net cash provided by investing activities is primarily driven by our sale of the building and purchase of Maverick Brands, LLC was $6,227,421. Net cash used in investing activities for the year ended December 31, 2016 was $(8,547,198) and primarily driven by our acquisition of Xing.

Financing Activities

For the year ended December 31, 2017, net cash provided by financing activities was $1,939,513, was due to proceeds from the issuance of our common stock in connection with our NASDAQ uplisting in February 2017 for approximately $15,400,000 (net of issuance costs and fees) and repayments of note payables of approximately $15,500,000. In addition, we obtained additional financing of approximately $2,000,000 from US Bank. For the year ended December 31, 2016, net cash provided by financing activities of $8,057,254 was due to us borrowing (i) $10,700,000 from US Bank to finance the Xing acquisition. The $10.7 million in debt was secured in two separate notes with U.S. Bank; one note for $4.8 million, which is secured by our Denver, Colorado property; and another revolving note of $5.9 million, which is secured by the company’s inventories and receivables.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the year ended December 31, 2017 and 2016, respectfully.

Newly Issued Accounting Pronouncements

During the year ended December 31, 2017, we early adopted the new lease accounting standards issued by the FASB ASU No. 2016-02, Leases. This ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The impact of adopting this standard resulted in an ROU and lease liability on the consolidated balance sheet of approximately $4MM.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our consolidated financial statements.

Inventories and Provision for Excess or Expired Inventory

Inventories consist of tea ingredients, packaging and finished goods and are stated at the lower of cost (first-in, first-out basis) or market value. Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses on its raw materials.

Long-lived Assets

Our long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the years ended December 31, 2017 and 2016, respectively, we had not recognized impairment losses on our long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. We place our cash with high credit quality financial institutions. At times such amounts may exceed federally insured limits. Receivables arising from sales of our products are not collateralized. For the year ended December 31, 2017, three customers represented approximately 21.4% (9.9%, 6.3% and 5.2%) of net revenues. For the year ended December 31, 2016, three customers represented approximately 27.5% (14.5%, 7.5% and 5.5%) of net revenues. As of December 31, 2017, three customers represented 23.1% (10.5%, 6.7% and 5.9%) of accounts receivables. As of December 31, 2016, three customers represented approximately 24.9% (12.3%, 8.9% and 8.2%) of accounts receivable.

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

Acquisitions

We entered into an asset purchase agreement on May 20, 2016, which closed on June 30, 2016 (“Closing Date”), whereby we acquired substantially all of the operating assets of New Age Beverages, LLC, New Age Properties, LLC, Aspen Pure, LLC and Xing Beverage, LLC (collectively, “Xing”), which are companies engaged in the manufacture and sale of various teas and beverages. The transaction was disclosed in a Current Report on Form 8-K filed with the SEC on May 23, 2016, and an amended Current Report on Form 8-K/A filed with the SEC on June 30, 2016. Upon the closing of the acquisition, we received substantially all of the operating assets of Xing, consisting of inventory, fixed assets and intellectual property in exchange for an aggregate purchase price of $19,995,000, consisting of $6,995,000 worth of our common stock, consisting of 4,353,915 shares of common stock, $8,500,000 in cash, and a secured promissory note in an amount of $4,500,000. The promissory note shall accrue interest of 1% per annum, beginning after six months from the Closing Date, and shall be secured by a second lien on our assets. The shares of common stock issued pursuant to the acquisition are subject to an additional leak out provision, which states that upon the date that is six months after Closing Date, the holders of the shares may only sell up to fifteen percent of the shares held by such shareholder each calendar quarter for an additional twelve month period, meaning that the leak out provision will expire 18 months from the closing of the acquisition.

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

On May 18, 2017, the Company entered into an asset purchase agreement whereby the Company acquired substantially all of the operating assets of Premier Micronutrient Corporation, a subsidiary of PMC Holdings, Inc. (“PMC”), which is a company engaged in the business of developing, manufacturing, selling and marketing micronutrient products and formulations. On May 23, 2017, the parties executed the Bill of Sale and Assignment and Assumption Agreement for the acquisition.

On March 23, 2017, the Company entered into an asset purchase agreement whereby the Company agreed to acquire substantially all of the operating assets of Marley, which is a company engaged in the development, manufacturing, selling and marketing of nonalcoholic relaxation teas and sparkling waters, and ready to drink coffee drinks. The consideration for the acquisition was amended pursuant to an amendment to the asset purchase agreement dated June 9, 2017. The acquisition closed on June 13, 2017.

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

As of December 31, 2017 and 2016, respectively, we have no future contractual obligations or commitments, other than lease and debt payments as defined in the Company’s balance sheet.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, respectively, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of New Age Beverages Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Age Beverages Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2016.

Tampa, Florida
April 17, 2018

NEW AGE BEVERAGES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$285,245	$529,088
Accounts receivable, net of allowance for doubtful accounts	7,462,065	4,729,356
Inventories	7,041,775	4,420,632
Prepaid expenses and other current assets	1,435,058	326,846
Total current assets	16,224,143	10,005,922

Prepaid expenses, long-term	504,355	-
Property and equipment, net of accumulated depreciation	1,894,820	7,286,201
Security deposit	197,515	-
Right-of-use asset	4,064,883	-
Goodwill	21,230,212	4,895,241
Intangible assets, net of accumulated amortization	23,556,251	4,538,674
Total assets	$67,672,179	$26,726,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,370,491	$4,415,043
Accrued expenses	2,276,638	2,465,526
Contingent consideration	800,000	-
Lease liability, current	239,079	-
Current portion of notes payable	3,427,051	4,562,179
Total current liabilities	11,113,259	11,442,748

Notes payable, net of unamortized discounts and current portion	-	10,374,675
Lease liability, net of current portion	3,820,865	-
Related party debt, net of unamortized discount	-	29,961
Total liabilities	14,934,124	21,847,384

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 35,171,419 shares issued and outstanding at December 31, 2017 and 21,900,106 shares issued and outstanding at December 31, 2016	35,171	21,900
Series A Preferred stock, $0.001 par value: 250,000 shares authorized, 0 shares issued and outstanding at December 31, 2017 and 250,000 shares issued and outstanding as of December 31, 2016	-	250
Series B Preferred stock, $0.001 par value: 300,000 shares authorized, 169,234 shares issued and outstanding at December 31, 2017 and 284,807 shares issued and outstanding at December 31, 2016	169	285
Additional paid-in capital	63,203,598	11,821,176
Accumulated deficit	(10,500,883)	(6,964,957)
Total stockholders’ equity	52,738,055	4,878,654
Total liabilities and stockholders’ equity	$67,672,179	$26,726,038

See accompanying notes, which are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31, 2017	December 31, 2016
REVENUES, net	$52,188,295	$25,301,806
Cost of Goods Sold	39,788,384	19,505,580

GROSS PROFIT	12,399,911	5,796,226

OPERATING EXPENSES:
Advertising, promotion and selling	3,840,332	1,584,104
General and administrative	13,940,583	6,367,606
Legal and professional	668,049	1,471,273
Total operating expenses	18,448,964	9,422,983

LOSS FROM OPERATIONS	(6,049,053)	(3,626,757)

OTHER INCOME (EXPENSE):
Interest expense	(228,039)	(299,080)
Other expense	(698,899)	-
Other income	3,440,065	292,758
Total other income (expense), net	2,513,127	(6,322)

NET LOSS	$(3,535,926)	$(3,633,079)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.12)	$(0.19)

See accompanying notes, which are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2017 and 2016

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	15,435,651	$ 15,436	250,000	$ 250	254,807	$ 255	3,811,049	(3,331,878)	$ 495,112

Issuance of common stock in connection with Xing acquisition	4,353,915	4,354	-	-	-	-	6,990,646	-	6,995,000
Issuance of common stock in connection with services provided	1,296,757	1,296	-	-	30,000	30	726,454	-	727,780
Restricted stock awards issued to employees	771,783	772	-	-	-	-	253,916	-	254,688
Exercise of warrants	42,000	42	-	-	-	-	20,958	-	21,000
Issuance of warrants	-	-	-	-	-	-	18,153	-	18,153
Net loss	-	-	-	-	-	-	-	(3,633,079)	(3,633,079)

Balance at December 31, 2016	21,900,106	21,900	250,000	250	284,807	285	11,821,176	(6,964,957)	4,878,654

Issuance of common stock in connection with public offering	4,928,571	4,929	-	-	-	-	15,394,034	-	15,398,963
Issuance of common stock in connection with the acquisition of Maverick Brands, LLC	2,200,000	2,200	-	-	-	-	9,083,800	-	9,086,000
Issuance of common stock in connection with the acquisition of Marley Beverages, LLC	3,000,000	3,000	-	-	-	-	18,597,000	-	18,600,000
Issuance of common stock in connection with the acquisition of Premier Micronutrient Corporation	1,200,000	1,200	-	-	-	-	5,494,800	-	5,496,000
Issuance of common stock in connection with services provided	395,184	395	-	-	-	-	1,985,659	-	1,986,054
Restricted stock awards issued to employees	250,000	250	-	-	-	-	514,750		515,000
Share-based compensation employee stock option plan	-	-	-	-	-	-	162,374	-	162,374
Recession of Series A Preferred Shares	-	-	(250,000)	(250)	-	-	250	-	-
Conversion of of Series B Preferred Stock	924,584	924	-	-	(115,573)	(116)	(808)	-	-
Exercise of warrants	372,974	373	-	-	-	-	150,563	-	150,936
Net loss	-	-	-	-	-	-	-	(3,535,926)	(3,535,926)
Balance at December 31, 2017	35,171,419	$35,171	-	$-	169,234	$169	$63,203,598	$(10,500,883)	$52,738,055

See accompanying notes, which are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,535,926)	$(3,633,079)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	577,895	183,622
Amortization of debt discount	98,575	46,940
Amortization of intangible assets	1,028,443	340,126
Share-based compensation	1,731,240	982,468
Gain on sale from building	(3,272,653)	-
Bad debt expense	63,257	-
Accrued acquisition costs	-	753,857
Changes in operating assets and liabilities:
Accounts receivable	(2,363,882)	1,157,932
Inventories	(299,632)	623,005
Prepaid expenses and other assets	(465,543)	192,389
Net change in right-of-use leased asset	(4,939)	-
Accounts payable	(1,778,723)	327,916
Accrued expenses	(188,889)	-
Net cash (used in) provided by operating activities	(8,410,777)	975,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(562,570)	(47,198)
Business acquisitions, net of cash received	(2,000,000)	(8,500,000)
Proceeds from sale of the building	8,789,991	-
Net cash provided by (used in) investment activities	6,227,421	(8,547,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and bank indebtedness	2,000,000	10,700,000
Proceeds from convertible note payable	-	200,000
Net factoring advances	-	(110,663)
Exercise of stock warrant	150,936	21,000
Issuance of common stock in connection with public offering	15,398,963	-
Repayment of notes payable to related party	(29,961)	-
Repayment of notes payable and capital lease obligations	(15,580,425)	(2,753,083)
Net cash provided by financing activities	1,939,513	8,057,254

NET CHANGE IN CASH	(243,843)	485,232
CASH AT BEGINNING OF PERIOD	529,088	43,856
CASH AT END OF PERIOD	$285,245	$529,088

See accompanying notes, which are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

On April 1, 2015, American Brewing acquired the assets of B&R Liquid Adventure, which included the brand, Búcha Live Kombucha. Prior to acquiring the Búcha Live Kombucha brand and business, we were a craft brewery operation. In April 2016, new management assumed daily operation of the business, and began the implementation of a new vision for the Company. In May 2016 we changed our name to Búcha, Inc. (“Búcha”), and then on June 30, 2016, we acquired the combined assets of “Xing” including Xing Beverage, LLC, New Age Beverages, LLC, Aspen Pure, LLC, and New Age Properties. We then shut down all California operations where Búcha was based, relocated the Company’s operational headquarters to Denver, Colorado, and changed our name to New Age Beverages Corporation. On October 1, 2016, we then sold American Brewing including their brewery, brewery assets and its related liabilities to focus exclusively on the healthy beverages. We recognized the sale of our brewery and brewery operations as a discontinued operation beginning in the third quarter of 2016, and ultimately concluded the transaction in February 2017. In February 2017, we uplisted onto The NASDAQ Capital Market. In March 2017, we acquired the assets of Maverick Brands, including their brand Coco-Libre. In June 2017, we acquired the assets of Premier Micronutrient Corporation (“PMC”), and also completed the acquisition of the Marley Beverage Company (“Marley”) including the brand licensing rights to all Marley brand ready to drink beverages.

We have three wholly-owned subsidiaries, NABC, Inc., NABC Properties, LLC (“NABC Properties”), and New Age Health Sciences. NABC, Inc. is our Colorado-based operating company that consolidates performance and financial results of our divisions. NABC Properties incorporates all our buildings and warehouses, and New Age Health Sciences includes all our patents, and the operating performance in the medical and hospital channels.

Reclassification

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Basis of Presentation

The accompanying audited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (or U.S. GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for the Form 10-K.

Principles of Consolidation

Our consolidated financial statements include the accounts of all majority-owned subsidiary companies. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates and assumptions made by management include allowance for doubtful accounts, inventory valuation, provision for excess or expired inventory, depreciation of property and equipment, realizability of long-lived assets, allowance for sales returns and chargebacks, estimated cash flows in the acquisitions, and fair market value of equity instruments issued for goods or services. The current economic environment has increased the degree and uncertainty inherent in these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2017 and 2016 included cash on-hand. Cash equivalents are considered all accounts with an original maturity date within 90 days.

Accounts Receivable

The Company’s accounts receivable primarily consists of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company’s allowance for doubtful accounts was $52,345 as of December 31, 2017 and $46,350 as of December 31, 2016.

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

For the year ended December 31, 2017, three customers represented approximately 21.4% (9.9%, 6.3% and 5.2%) of net revenues. For the year ended December 31, 2016, three customers represented approximately 27.5% (14.5%, 7.5% and 5.5%) of net revenues. As of December 31, 2017, three customers represented 23.1% (10.5%, 6.7% and 5.9%) of accounts receivables. As of December 31, 2016, three customers represented approximately 29.4% (12.3%, 8.9% and 8.2%) of accounts receivable.

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

Accounting Standards Codification (ASC) 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair-value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

The following tables set forth the fair value of the Company’s contingent provision as of December 31, 2017 and 2016:

December 31, 2017
	Level I	Level II	Level III	Total
(in thousands)
Contingent Provision:
Earn-out attributable to Marley acquisition	$ -	$ -	$ 800	$ 800

Total contingent provision	$ -	$ -	$ 800	$ 800

December 31, 2016
	Level I	Level II	Level III	Total
(in thousands)
Contingent Provision:
Earn-out attributable to Marley acquisition	$ -	$ -	$ -	$ -

Total contingent provision	$ -	$ -	$ -	$ -

There were no transfers between levels within the fair value hierarchy during the periods presented.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Customer Relationships

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill and other intangibles with indefinite useful lives are not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company performed a qualitative assessment and determined there was no impairment of goodwill for the years ended December 31, 2017 and 2016.

Intangible assets are recorded at acquisition fair value as part of the acquisitions. The balance as of December 31, 2017 and 2016 is reflected net of accumulated amortization. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated, typically 15 to 42 years. As of December 31, 2017 and 2016 accumulated amortization was $1,368,568 and $340,126, respectively. Amortization expense was $1,028,443 and $340,126 for the years ended December 31, 2017 and 2016, respectively.

Long-lived Assets

Long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance of the ASC 360, Property, Plant, and Equipment. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the years ended December 31, 2017 and 2016, respectively, the Company had not experienced impairment losses on the long-lived assets as management determined that there were no indicators that the carrying amount of the asset may not be recoverable.

Share-Based Compensation

The Company accounts for share--based compensation to employees in accordance with ASC 718 Compensation—Stock Compensation. Share- based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for share-based compensation to other than employees in accordance with Financial Standards Accounting Board (FASB) ASC 505--50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share -based payments using the Black-Scholes option- pricing model for common stock options and warrants and the latest fair market price of the Company’s common stock for common share issuances. The Company has not experienced any forfeitures and does not expect forfeitures.

Included in prepaid expenses as of December 31, 2017 and 2016 are prepaid share-based compensation of approximately $1,000,000 and $-, of which approximately $500,000 and $- are presented as long-term on the consolidated balance sheets under the caption Prepaid Expenses, long-term. These amounts represent the prepaid compensation to employees and certain non-employees for services rendered.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories and Provision for Excess or Expired Inventory

Inventories consist of tea ingredients, packaging and finished goods and are stated at the lower of cost (first-in, first-out basis) or market value.  Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses on its raw materials.  There was no reserve for obsolescence as of December 31, 2017 and December 31, 2016.

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

Cost of Goods Sold

Cost of goods sold mainly consisted of raw material costs, packaging costs and direct labor.  Costs are recognized when the related revenue is recorded.  Shipping and handling costs for all wholesale sales transactions are billed to the customer and are included in costs of goods sold for all periods presented.

Advertising, Promotions and Sales

Advertising, promotional and selling expenses consisted of sales salaries, tap handles, media advertising costs, sales and marketing expenses, and promotional activity expenses and are recognized when incurred in the accompanying consolidated statements of operations.

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

Income Taxes

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding.  Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive.  As the Company incurred net losses for the periods ended December 31, 2017 and 2016 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.  Therefore, basic and dilutive net income (loss) per share were the same.  If the Company had net income, potential dilutive securities consist of warrants to purchase zero and 1,127,000 shares of common stock as of December 31, 2017 and December 31, 2016, respectively.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. This ASU must be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is considering the alternatives of adoption of this ASU and is conducting its review of the likely impact to the existing portfolio of customer contracts entered into prior to adoption. After completing its review, the Company will continue to evaluate the effect of adopting this guidance upon the Company results of operations, cash flows and financial position. Currently, the Company does not expect the adoption of this ASU to have a material impact on its financial statements except that there are significant additional reporting requirements under the new standard.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2016, the FASB issued ASU No. 2016--02, Leases. This ASU establishes a right--of--use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modifiedretrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. During the year ended December 31, 2017 management elected to early adopt the guidance under ASU 2016--02. Management’s decision was based on the stock price during the year would most likely result in the Company entering into and being designated an accelerated filer by June 30, 2019, which would result in management having to restate the financial statements to reflect the adoption of the new standard.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). This ASU is related to reporting revenue gross versus net, or principal versus agent considerations. This ASU is meant to clarify the guidance in ASU 2014-09, Revenue from Contracts with Customers, as it pertains to principal versus agent considerations. Specifically, the guidance addresses how entities should identify goods and services being provided to a customer, the unit of account for a principal versus agent assessment, how to evaluate whether a good or service is controlled before being transferred to a customer, and how to assess whether an entity controls services performed by another party. This ASU has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the effect and methodology of adopting this new accounting guidance upon the Company results of operations, cash flows and financial position. The Company has begun to consider the alternatives of adoption of this ASU, and has started its review of the likely impact to the existing portfolio of customer contracts entered into prior to adoption. The Company will also continue to evaluate the effect of adopting this guidance upon its results of operations, cash flows and financial position. Currently, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements except that there are significant additional reporting requirements under the new standard.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). This ASU is related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures and minimum statutory tax withholding requirements. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. This ASU does not have a material impact on the Company’s consolidated financial statements based on management's conclusion.

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU does not change the core principle of the guidance in Topic 606. Instead, the amendments provide clarifying guidance in a few narrow areas and add some practical expedients to the guidance. This ASU has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements. The Company is considering the alternatives of adoption of this ASU. Currently, the Company does not expect the adoption of this ASU to have a material impact on its financial statements except that there are significant additional reporting requirements under the new standard.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and currently the Company has determined there to be no impact of this ASU on its financial statements and related disclosures.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of December 31, 2017 and 2016, the Company had an accumulated deficit of $10,500,883 and $6,964,957 (all of which was attributed to the losses of Búcha, Inc., and one-time expenses associated with the integration and up-listing onto the NASDAQ exchange and acquisitions of Maverick, PMC, Marley during the year ended December 31, 2017 and Xing during the year ended December 31, 2016). For the years ended December 31, 2017 and 2016, respectively, cash flows from operating activities were ($8,410,777) and $975,176.

The 2017 acquisitions of Maverick, PMC and Marley (see Note 4) required significant cash outlays for integration and operations. Management continues to raise proceeds through the issuance of equity shares. See Note 18, Subsequent Events. With the additional proceeds received from the April 2018 equity financing, the Company believes that its current operations combined with its current cash at December 31, 2017 will be sufficient to meet the Company’s operating liquidity, capital expenditure and debt repayment requirements for at least the next one year from the date of issuance of these consolidated financial statements.

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

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – 2017 ACQUISITIONS

Maverick Brands, LLC

On March 31, 2017, the Company acquired all of the assets of Maverick Brands, LLC (“Maverick”). Maverick is engaged in the manufacturing and sale of coconut water and other beverages, which will help the Company expand its capabilities and product offering. The operating results of Maverick have been consolidated with those of the Company beginning April 1, 2017. Total purchase consideration paid was $11,086,000, which consisted of $2,000,000 of cash and 2,200,000 shares of common stock valued at $9,086,000. The common stock issued was valued at $4.13 per share, which was the closing stock on the date of the acquisition. The Acquisition was subject to customary closing conditions. All of the goodwill was assigned to the Company’s Brands segment. All of the goodwill and intangible assets recognized is expected to be deductible for income tax purposes. The fair value of the customer list was valued using the income approach, as the Company obtained an independent third-party valuation. In addition, the market approach was utilized to determine the fair value of the trade name and recipes.

The purchase price was allocated to the net assets acquired based on their estimated fair values as follows:

Cash	$2,000,000
Stock	9,086,000
Purchase price	$11,086,000
Accounts receivable	$245,426
Inventories	1,523,413
Prepaid expenses and other current assets	211,213
Property and equipment, net	68,282
Other intangible assets acquired (trade names, recipes and customer lists)	6,660,441
Accounts payable and accrued expenses	(1,201,254)
Assumption of note payable	(1,570,952)
5,936,569
Goodwill	5,149,431
$11,086,000

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – 2017 ACQUISITIONS (continued)

Goodwill is the excess of the purchase price over the preliminary fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present.

In connection with the acquisition of Maverick, the Company incurred transactional costs totaling $231,925, which has been recognized as expense for the year ended December 31, 2017. These costs have been reflected in other expenses.

PMC Holdings, Inc.

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

Upon the Closing Date, the Company received substantially all of the operating assets of PMC, consisting of fixed assets and intellectual property in exchange for a purchase price of 1,200,000 shares of the Company’s common stock. The shares were fair valued at $4.58 per share. The Company also agreed to assume various accounts payable and accrued liabilities of PMC. The shares of Common Stock to be issued pursuant to the Acquisition will be restricted under Rule 144. The Acquisition was subject to customary closing conditions. All of the goodwill was assigned to the Company’s Brands segment. All of the goodwill and intangible assets recognized is expected to be deductible for income tax purposes. The fair value of the patents were valued using the market approach, as the Company obtained an independent third-party valuation.

The purchase price was allocated to the net assets acquired based on their estimated fair values as follows:

Stock	$ 5,496,000
Purchase price	$5,496,000
Prepaid expenses and other current assets	2,256
Property and equipment, net	55,023
Patents 1,767,588	4,100,000
Accounts payable	(27,772)
Assumption of notes payable	(401,095)
3,728,412
Goodwill	1,767,588
$ 5,496,000

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – 2017 ACQUISITIONS (continued)

In connection with the acquisition of PMC, the Company incurred minimal transactional costs, which has been recognized as expense as of the closing date.

Marley Beverage Company, LLC

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

At closing, the Company received substantially all of the operating assets of Marley, consisting of inventory, accounts receivable, fixed assets and intellectual property in exchange for a purchase price of 3,000,000 shares of the Company’s common stock, as well as an earn out payment of $1,250,000 in cash if the gross revenues of the Marley business during any trailing twelve calendar month period after the closing are equal to or greater than $15,000,000. The earnout, if applicable, will be paid as $625,000 on or before the 15th day after the end of the first trailing twelve calendar month period in which the earnout condition is satisfied, $312,500 not later than the first anniversary of the initial earnout payment, and $312,500 not later than the second anniversary of the initial earnout payment. The fair value of the earnout was valued using the weighted average return on asset. The shares of Common Stock issued pursuant to the Acquisition have not been registered, but the holders have piggyback registration rights, as well as demand registration rights, with the demand registration rights beginning twelve months from the Closing Date. The Acquisition was subject to customary closing conditions. The shares were fair valued at $6.20 per share. All of the goodwill was assigned to the Company’s Brands segment. All of the goodwill and intangible assets recognized is expected to be deductible for income tax purposes. The fair value of the customer list was valued using the cost approach, as the Company obtained an independent third-party valuation. In addition, the market approach was utilized to determine the fair value of the trade name and recipes.

The purchase price was allocated to the net assets acquired based on their estimated fair values as follows:

Stock	$18,600,000
Contingent consideration	800,000
Purchase price	$19,400,000
Accounts receivable	$186,658
Inventories	798,098
Prepaid expenses and other current assets	198,882
Property and equipment, net	22,191
Other intangible assets acquired (trade names, recipes and customer lists)	9,281,365
Accounts payable and accrued expenses	(505,146)
9,982,048
Goodwill	9,417,952
$19,400,000

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – 2017 ACQUISITIONS (continued)

In connection with the acquisition of Marley, the Company incurred minimal transactional costs, which has been recognized as expense as of the closing date.

Pro forma:

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Xing Group, Maverick, PMC and Marley for the years ended December 31, 2017 and 2016, respectively, as if Xing Group, Maverick, PMC and Marley were acquired on January 1, 2016. No adjustments have been made for synergies that are resulting and planned from the acquisitions. These combined results are not indicative of the results that may have been achieved had the companies been combined as of such dates or periods, or of the Company’s consolidated future operating results.

	For the year ended December 31, 2017	For the year ended December 31, 2016
	(unaudited)	(unaudited)
Revenues	$56,144,428	$70,699,047
Net loss from continuing operations	(7,497,397)	(17,562,676)
Net loss per share – Basic and diluted	$(0.22)	$(0.51)
Weighted average number of common shares outstanding – Basic and Dilutive	34,330,520	34,330,520

The decline in revenues on a pro forma basis resulted from changes in strategic shifts by the former owners. Those changes in monetization resulted in declining revenues.

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

Inventories consisted of the following as of:

	December 31, 2017	December 31, 2016
Finished goods	$6,302,265	$3,962,050
Raw materials	739,510	458,582
	$7,041,775	$4,420,632

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	December 31, 2017	December 31, 2016
Customer relationships	$6,444,126	$4,878,800
Patents	4,100,000	-
Recipes	3,530,000	-
License agreements	5,990,252	-
Trade name	4,860,441	-
Less: accumulated amortization	(1,368,568)	(340,126)
	$23,556,251	$4,538,674

Amortization expense was $1,028,443 and $340,126 for the years ended December 31, 2017 and 2016, respectively. Intangible assets are recorded at their fair market value. Amortization expense is computed on a straightline basis from 15 to 42 years, which was determined to be the useful life.

As of December 31, 2017, amortization expense for the next five years for the above intangibles are as follows:

Year Ended December 31,	Amount
2018	$1,387,985
2019	1,387,985
2020	1,387,985
2021	1,387,985
2022	1,387,985
Thereafter	16,616,326
Total	$23,556,251

NOTE 7 – PROPERTY AND EQUIPMENT

The Company's property and equipment consisted of the following as of:

	December 31, 2017	December 31, 2016
Land and building	$518,293	$6,070,000
Trucks and coolers	1,226,053	963,474
Other property and equipment	913,053	509,064
Less: accumulated depreciation	(762,579)	(256,337)
	$1,894,820	$7,286,201

Depreciation and amortization expense totaled $577,895 and $183,622 for the years ended December 31, 2017 and 2016, respectively.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE, CONVERTIBLE NOTE PAYABLE AND CAPITAL LEASES

Notes payable consisted of the following as of:

	December 31, 2017	December 31, 2016
Revolving note payable due bank	$2,000,000	$5,650,000
Series B notes assumed from the Maverick Acquisition	1,472,051	-
Note payable due to bank – secured by building	-	4,754,636
Seller’s note payable	-	4,500,000
Note payable, net of unamortized discounts of $0 and $98,575 as of December 31, 2017 and 2016, respectively	-	32,218
	3,427,051	14,936,854
Less: current portion	(3,427,051)	(4,562,179)
Long-term portion, net of unamortized discounts	$-	$10,374,675

In connection with the Acquisition of Xing, the Company entered into several notes payable with a bank and received proceeds of $10.7 million. One note payable is for $4,800,000, bears interest at 4.04%, and is secured by the Company’s land and building. Principal and interest is payable in monthly installments of $25,495 through June 2021 at which time the unpaid principal balance is due. The other note payable is a revolving credit facility that allows borrows up to $5.9 million, bears interest payable monthly at LIBOR plus a margin ranging from 2.25% to 3.00% depending on the current ratio of payment obligations to earnings as defined in the agreement, and is secured by the Company’s assets. The amount that may be borrowed under the revolving credit facility is based on the Company’s eligible receivables, inventory and fixed assets, and is reduces by $50,000 each month beginning August 1, 2016 until the facility has been reduced down to $2,900,000. The revolving credit facility matures on June 30, 2018. As of December 31, 2017 and 2016, there are no available borrowings under the revolving credit facility.

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

In connection with the Acquisition of Maverick, the Company assumed Series B notes payable of $1,472,051. In addition, in connection with the public offering of common stock in February 2017, proceeds were used to reduce the previously outstanding note balances. Monthly payments consist of interest only payments. The loans are due December 2018.

On July 6, 2017 the Company entered into a revolving credit agreement with U.S. Bank National Association. Total borrowings were $2,000,000 and are subject to borrowing base requirements per the agreement. The credit agreement bears interest at 2.5% plus Daily Reset LIBOR Rate. Currently, interest only payments of approximately $7,000 monthly. The loan matures July 6, 2018 and the entire principal and outstanding interest payments are due. The revolving credit line is subject to a fixed charged ratio financial covenant. The Company must maintain a fixed charged coverage ratio of at least 1:15 to 1:00. As of and for the year ended December 31, 2017, the Company was in compliance with this financial covenant.

NOTE 9 – RELATED PARTY DEBT

Related Party debt consisted of the following as of:

	December 31, 2017	December 31, 2016
Related party debt, net of unamortized discounts of $0 and $36,331 as of December 31, 2017 and 2016, respectively	$-	$29,961
Less: current portion	-	-
Long-term portion, net of unamortized discount	$-	$29,961

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY DEBT (continued)

In March 2015, the Company borrowed $60,000 from a member of management. The note bears interest at 10% per annum and is due and payable beginning June 30, 2015 maturing on March 31, 2020. Payments of interest are required quarterly. The note was issued in conjunction with an equity payment totaling 53,073 shares of Series B preferred stock that was issued with the debt. The Company has allocated the loan proceeds among the debt and the stock based upon relative fair values. The relative fair value of the stock was determined to be $42,742 and was recorded as a debt discount. The discount is being amortized over the life of the loan to interest expense. As of December 31, 2016, no principal payment has been made on this note (but has since been paid in full in February 2017). No amounts were outstanding as of December 31, 2017.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

On June 30, 2016, the Company assumed the lease commitments for the New Age Beverage, LLC (NAB) and Xing Beverage, LLC (Xing) when it acquired those companies. The Colorado Springs property, previously leased by Xing, has a base rent of $14,000 per month plus common area expenses, with escalation clauses over time. On January 10, 2017, the Company entered into a Purchase and Sale Agreement with an unaffiliated third party. Pursuant to the agreement, the Company entered into a commitment to sell the property located at 1700 E 68th Avenue, Denver, CO 80229 for a purchase price of $8,900,000. The agreement contains a lease back provision, whereby the Company leases the property for an initial term of ten years, with an option to extend for two successive five-year periods. The Company recognized a gain on the sale of this property of $3,272,653 (as reflected on the Consolidated Statements of Operations under the caption “Other Income”) for the year ended December 31, 2017. The Company early adopted the provisions of ASU 2016-02. The lease cost is $52,000 per month for the initial year, with two percent annual increases. Management elected to early adopt ASU 2016-02, as a result, the Company recognized a Right-of-Use for the asset of approximately $4,500,000 and a corresponding liability of a similar amount.

Future minimum lease payments under these facilities leases are approximately as follows:

2018	$968,073
2019	820,800
2020	830,640
2021	840,000
2022	845,000
Thereafter	$4,304,513

Rent expense was $932,469 and $103,812 for the years ended December 31, 2017 and 2016, respectively.

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of December 31, 2017.

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

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

The board of directors has designated 250,000 shares as Series A Preferred stock, par value $.001 per share (“Series A Preferred”). Each share of Series A Preferred shall have 500 votes for any election or other vote placed before the shareholders of the Company. During the year ended December 31, 2017, 250,000 shares of Series A Preferred stock was rescinded. As of December 31, 2017 and 2016, zero and 250,000 shares of Series A Preferred are issued and outstanding.

The board of directors has designated 300,000 shares as Series B Preferred stock, par value $.001 per shares (“Series B Preferred”). The Series B Preferred is non-voting, not eligible for dividends and ranks equal to common stock and below Series A preferred stock. Each share of Series B Preferred has a conversion rate into eight shares of common stock. As of December 31, 2017 and 2016, 169,234 and 284,807 shares of Series B Preferred are issued and outstanding. In January 2018, all remaining 169,234 shares of Series B Preferred stock were converted into shares of common stock at a ratio of 8:1.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value.

Common stock issued for services

During the year ended December 31, 2017, shares of common stock were issued to employees and non-employees in connection with services rendered as follows:

●
245,000 shares were issued to employees for services rendered. The Company determined the fair market value (FMV) to be $1.61 to $2.11 per share at the time of issuance. Shares vest over a three year vesting period.

●
400,184 shares were issued to non-employee pursuant to services rendered. Shares were valued at $1,984,104. The Company determined the FMV to be the share price on the date of issuance, which ranged from $1.61 to $5.00.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

During the year ended December 31, 2016, the Company issued 50,000 shares of fully vested common stock to a consultant as partial consideration for professional services to be rendered. The shares were fair valued at $0.41 per share, which was the traded stock price of the Company’s common stock at the time of grant. The Company recognized legal and professional fees of $20,500 related to this grant. The Company also issued 42,000 shares of common stock in connection with a warrant being exercised (see Note 12).

In connection with the acquisition of Xing, the Company issued a total of 5,600,672 shares of common stock as either purchase consideration or payment of transactional services that were provided (see Note 3).

In connection with the acquisitions of Maverick, PMC and Marley, the Company issued a total of 6,400,000 shares of common stock as purchase consideration (see Note 4).

Long-term Incentive Plan:

On August 3, 2016, the Company’s approved and implemented the New Age Beverages Corporation 2016--2017 Long- Term Incentive Plan (the “Plan”) pursuant to which the maximum number of shares that can be granted is 1,000,000 shares. Grants under the Plan include options awards. The purpose of the Plan is to provide such individuals with additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. The shares of common stock to be issued in connection with the Plan will not be registered under the Securities Act. As of December 31, 2017 and 2016, a total of 438,848 options were granted under the Plan.

Employee stock option activities under the Incentive Plan for the years ended December 31, 2017 and 2016, and changes during the years then ended are presented below:

Employee Stock Option Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value
Non-vested options at January 1, 2016	-	$-
Granted	438,848	$1.11
Vested	-	$-
Forfeited	-	$-
Non-vested options at December 31, 2016	438,848	$1.11

Non-vested options at January 1, 2017	438,848	$1.11
Granted	-	$-
Vested	(146,283)	$1.11
Forfeited	-	$-
Non-vested options at December 31, 2017	292,565	$1.11

The options were fair valued using the BlackScholes Merton model and valued at $1.11 per share on the grant date.

The following table presents the assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees on the grant date:

Exercise price	$1.79
Dividend yield	0.0%
Risk-free interest rate	0.86%
Expected volatility	100%
Expected term (years)	3.0
Estimated forfeiture % rate	0.0%

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMON STOCK WARRANTS

As of December 31, 2017 and 2016, the Company had a warrant to purchase 0 and 100,000 shares of common stock outstanding with an exercise of $0.40 per share. The warrant expires in March 2019. A summary of common stock warrants activity for the years ended December 31, 2017 and 2016 is as follows:

		Weighted Average
	Number	Exercise Price
Warrants outstanding December 31, 2015	1,127,000	$0.94
Granted	372,974	$0.40
Exercised	(42,000)	$0.50
Forfeited	(1,085,000)	$0.96
Warrants outstanding December 31, 2016	372,974	$0.40
Warrants exercisable as of December 31, 2016	372,974	$0.40
Warrants outstanding December 31, 2016	375,000	$0.40
Granted	-	$-
Exercised	(372,974)	$0.40
Forfeited	-	$-
Warrants outstanding December 31, 2017	-	0.40
Warrants exercisable as of December 31, 2017	-	0.40

During the year ended December 31, 2016, the Company issued a three year warrant to purchase 100,000 shares at an exercise price of $0.40 per share in connection with a $200,000 Convertible Promissory Note (see Note 8) which was exercised during the year. An additional 275,000 shares were issued during the year ended December 31, 2016 at an exercise price of $0.40 per share.

During 2017 and 2016, warrants totaling 372,974 and 42,000 shares of common stock were exercised at $0.40 and $0.50 per share.

NOTE 13 –RESTRICTED STOCK AWARDS

Restricted stock award activity under the Incentive Plan for the years ended December 31, 2017 and 2016, and changes during the years then ended are presented below:

	Service Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted stock awards at January 1, 2016	-	$-
Granted	771,783	$0.33
Vested	-	$-
Forfeited	-	$-
Non-vested restricted stock awards at December 31, 2016	771,783	$0.33

Non-vested restricted stock awards January 1, 2017	771,783	$0.33
Granted	250,000	$2.11
Vested	(257,261)	$ 0.33
Forfeited	-	$-
Non-vested restricted stock awards at December 31, 2017	764,522	$ 0.71

The shares were fair valued using our closing stock price of $0.33 and $2.11 per share on the grant dates.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that it is more likely than not that such deferred tax assets will not be realized, the Company must establish a valuation allowance.

As of December 31, 2017 and 2016, the Company has a valuation allowance against 100% of the deferred tax assets, which is primarily composed of net operating loss (or NOL) carryforwards. Even though the Company has reserved all of these net deferred tax assets for book purposes, the Company would still be able to utilize them to reduce future income taxes payable should the Company have future taxable earnings. To the extent the deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods. As of December 31, 2017 and 2016, the Company had NOL carryforwards for both Federal and state tax purposes of approximately $10.9 million, which are available to offset taxable income through 2037. Our NOL carryforwards begin to expire in 2028.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Specifically, the 2017 Tax Act limits the amount the Company is able to deduct for net operating loss carryforwards generated in taxable years beginning after December 31, 2017 to 80% of taxable income however these net operating loss carryforwards can be carried forward indefinitely, repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

The changes to existing U.S. tax laws as a result of the 2017 Tax Act, which the Company believes has the most significant impact on the Company’s federal income taxes are as follows:

Reduction of the U.S. Corporate Income Tax Rate

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $1.4 million decrease in net deferred tax assets and a corresponding $1.4 million decrease in the valuation allowance as of December 31, 2017.

For the years ended December 31, 2017 and December 31, 2016, there was no income tax expense recognized. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31, 2017	December 31, 2016
Net operating loss carry forwards	$2,689,000	$2,139,000
Intangible asset amortization	128,000	34,000
Other	53,000	-
Valuation allowance	(2,870,000)	(2,173,000)
Total	$-	$-

A reconciliation of income tax benefit based on the federal statutory rate to actual income tax expense (benefit) is as follows:

	December 31, 2017	December 31, 2016
Expected federal income tax benefit at 34%	$(1,202,000)	$(1,235,000)
Expected state income tax benefit, net of
federal benefit	(108,000)	(111,000)
Non-deductible expenses	1,000	1,000
Change in prior year deferred taxes and other	2,055,000	(39,000)
Change in federal and state statutory tax rates	(1,443,000)	(43,000)
Change in valuation allowance	697,000	1,427,000
Total tax expense	$-	$-

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – NET LOSS PER SHARE

The following table provides basic and diluted shares outstanding for the calculation of net loss per share. Series B preferred stock is included on an as-converted basis and warrants are included using the treasury stock method. For the years whereby we are reporting a net loss from continuing operations, securities to acquire common stock or securities that are convertible into shares of common stock are excluded from the computation of net loss per share as they would be anti-dilutive.

	Year ended	Year ended
	December 31, 2017	December 31, 2016
Weighted average shares outstanding – Basic	30,616,506	18,889,608
Series B preferred stock	-	-
Warrant to acquire common stock	-	-
Weighted average shares outstanding – Diluted	30,616,506	18,889,608

NOTE 16 – STATEMENTS OF CASH FLOWS

Supplemental Disclosures

	Year ended December 31, 2017	Year ended December 31, 2016
CASH PAID DURING THE PERIODS FOR:
Interest	$228,039	$189,470
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of Maverick Brands, LLC, Marley Beverages, LLC and Premier Micronutrient Corporation	$33,182,000
Warrants issued with convertible debt	$-	$18,153
Common stock issued for acquisition of Xing Beverage, LLC	$-	$6,995,000
Promissory note issued for acquisition of Xing Beverage, LLC	$-	$4,500,000
Convertible debt and accrued interest converted into shares of Series B Preferred stock	$-	$225,872
Conversion of Series B Preferred stock in common stock	$-	$-

Supplemental cash flow information regarding the Company’s acquisitions in 2017 and 2016 are as follows:

	2017	2016
Fair value of assets acquired	$ 39,688,219	$ 27,521,874
Less liabilities assumed	(4,506,219)	(7,526,874)
Net assets acquired	35,182,000	19,995,000
Less shares issued	(33,182,000)	(6,995,000)
Less note payable	(-)	(4,500,000)
Business acquisitions, net of cash acquired	$ 2,000,000	$ 8,500,000

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SEGMENT INFORMATION

The Company follows segment reporting in accordance with FASB ASC Topic 280, Segment Reporting.

Management views its operations based on two distinct reporting segments: (1) the Direct Store Distributions (DSD) and (2) the Brands segment. Operations and net assets that are not associated with any of these operating segments are reported as “Corporate” when disclosing and discussing segment information.

The DSD segment distributes beverages throughout Colorado and surrounding states, delivering to approximately 6,000 retail customers.

The Brands segment sells beverages to wholesale distributors, broadliners, key account owned warehouses and international accounts using several distribution channels.

Total revenues by reporting segment for the years presented are as follows:

	Years Ended December 31,
(In thousands)	2017	2016
DSD	$37,545	$18,211
Brands	14,643	7,091
Total revenues	$52,188	$25,302

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SEGMENT INFORMATION (continued)

Total assets for each reporting segment as of December 31, 2017 and 2016 are as follows:

	December 31, (in thousands)
(In thousands)	2017	2016
DSD	$16,450	$17,274
Brands	50,486	9,452
Total Assets	$66,936	$26,726

DSD
A summary of the DSD segment’s revenues and cost of sales is as follows:

	Years Ended December 31, (in thousands)
(In thousands)	2017	2016
Revenues	$37,545	$18,211
Cost of sales	(28,096)	(14,926)
Gross profit	$9,449	$3,285

Brands
A summary of the Brands segment’s revenues and cost of sales is as follows:

	Years Ended December 31, (in thousands)
(In thousands)	2017	2016
Revenues	$14,643	$7,091
Cost of sales	(11,692)	(4,580)
Gross profit	$2,951	$2,511

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SUBSEQUENT EVENTS

During February 2018 the Company converted its Series B Preferred Stock at a ratio of 8:1 into 1,353,872 shares of common stock.

On March 12, 2018 the Company granted and issued a total of 122,640 shares to members of the board of directors for services rendered.

On April 10, 2018, the Company, entered into an underwriting agreement (the “Underwriting Agreement”) with Euro Pacific Capital, Inc., doing business as A.G.P./Alliance Global Partners acting as representative of the several underwriters (the “Underwriters”), which provided for the issuance and sale by the Company in an underwritten public offering (the “Offering”) and the purchase by the Underwriters of 2,285,715 shares of the Company’s common stock, $0.001 par value per share. Subject to the terms and conditions contained in the Underwriting Agreement, the shares were sold to the Underwriters at a public offering price of $1.75 per share, less certain underwriting discounts and commissions. The Company also granted the Underwriters a 45- day option to purchase, severally and not jointly, up to 342,857 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering. The net offering proceeds to the Company from the Offering are estimated to be approximately $3.5 million, after deducting estimated underwriting discounts and commissions and other estimated offering expenses. The Company intends to use the net proceeds from the Offering for purchasing inventory for newly gained distribution and other general working capital purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 19, 2016, Accell Audit & Compliance, PA (“Accell”) was appointed as the Company’s new independent registered public accounting firm. The appointment of Accell was approved by the Board of Directors of New Age Beverages Corporation. Accell did not prepare or provide any financial reports for any periods prior to the date of engagement, nor did it prepare or provide any financial reports for, or prior to the year ended December 31, 2015.  Neither the Company, nor any person on behalf of the Company, consulted with Accell during the Company’s two most recent fiscal years or the subsequent interim period prior to the engagement of Accell regarding (i) the application of accounting principles to a specified transaction either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report not oral advice was provided that Accell concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K, prior to the dismissal of MaloneBailey, LLP (“MaloneBailey”).

On August 19, 2016, the Company notified MaloneBailey of its dismissal, as the Company’s independent registered public accounting firm.  MaloneBailey served as the auditors of the Company’s financial statements for the period from April 27, 2015 through the date of dismissal. The reports of MaloneBailey on the Company’s consolidated financial statements for the Company’s fiscal years ended December 31, 2015 and 2014 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.  The decision to change accountants was approved by the Company’s Board of Directors. During the Company’s fiscal years ended December 31, 2015 and 2014, and during the subsequent interim period through August 19, 2016, there were (i) no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey, would have caused MaloneBailey to make reference to the subject matter of the disagreements as defined in Item 304 of Regulation S-K in connection with any of its reports, and (ii) there were no “reportable events” as such term is described in Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (and our chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the costbenefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and chief financial officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13115(e) and 15d15(e)) as of December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017 and 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the years ended December 31, 2017 and 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
Neil Fallon	51	Executive Chairman
Brent David Willis	58	Chief Executive Officer, Director
Chuck Ence	58	Chief Financial Officer
Reggie Kapteyn(1)(2)	47	Director
David Vautrin(1)(2)	47	Director
Ed Brennan(2)	61	Director
Tim Haas(3)	71	Director
Greg Fea(1)(3)	58	Director

(1)
Member of Audit Committee
(2)
Member of Compensation Committee
(3)
Member of Nominating and Governance Committee

Background of officers and directors

Neil Fallon – Executive Chairman

Neil Fallon has been a Director of the Company since inception on April 26, 2010, and served as Chief Executive Officer and Chief Financial Officer from inception until March 24, 2016. Mr. Fallon previously owned his own residential real estate development company, Neil Fallon Development, Inc. where he developed and built over 100 home sites through California and Washington states from May 2002 to July 2015. He specialized in the development of infill properties averaging in the range of 3050 home sites. Mr. Fallon has a BA in Business Administration with concentrations in Finance and Marketing from Western Washington University.

Mr. Fallon was chosen to serve as a director of the company due to the fact that he is the founder of the company and possesses valuable business experience related to acting in a management role.

Brent Willis - Chief Executive Officer, Director

Brent Willis was appointed as Chief Executive Officer, and as a member of the board of directors, on March 24, 2016. During the previous five years, Mr. Willis has been a director or officer, serving as Chairman and Chief Executive Officer of a number of majority or minority-owned private-equity backed companies from November 2009 until present. Prior to these companies from 1987 through 2008, Mr. Willis was a C-Level and Senior Executive for Cott Corporation, AB InBev, The Coca-Cola Company, and Kraft Heinz. Mr. Willis obtained a Bachelor’s of Science in Engineering from the United States Military Academy at West Point in 1982 and obtained a Master’s in Business Administration from the University of Chicago in 1991.

Mr. Willis was chosen to serve as a director of the Company due to his extensive executive experience running smaller companies, multinational companies and his experience in the beverage industry.

Chuck Ence – Chief Financial Officer

Chuck Ence was appointed as Chief Financial Officer on September 15, 2016. From 2001 through present, Chuck Ence has been the Chief Financial Officer and a minority owner of Xing Beverages, LLC. Mr. Ence obtained a Bachelors of Arts in Business Administration and Accounting from Southern Utah University in 1984, and obtained a Master’s in Business Administration in Finance from Arizona State University School of Business in 1985.

Reggie Kapteyn – Director

Reggie Kapteyn has been a Director of the Company since 2017. Dr. Kapteyn is a published physician at the NIH (National Institutes of Health) and is currently a Board Certified Practicing Physician, a Director of Vivitris Life Sciences, Inc., and a Director of Product Development at HydroCision, Inc. From 2015 through present he has been a Director of Vivitris Life Sciences, Inc. From 2014 through present he has been a Director of Product Development at HydroCision, Inc. From 2013 through present he has been a Practicing Physician and Director of Pain Management at OAM in Michigan. From 2009 to 2012 he was a Medical Director at Drake Hospital, a University of Cincinnati Hospital. He is a graduate of Hope College, West Virginia School of Osteopathic Medicine, with residency at Georgetown University and fellowship at the NIH and the University of Wisconsin.

Dr. Kapteyn was chosen to be a director because of extensive experience in the Health Care field, and the importance of the Company to develop products for the Medical channel.

David Vautrin – Director

David Vautrin has been a Director of the Company since 2017. Mr. Vautrin is currently the Chief Executive Officer of XFit Brands, Inc., a public company, and the former CMO of Cott Corporation. From 2013 to present he has been the Chief Executive Officer of XFIT Brands, Inc. From 2009 to 2012 he was the Chief Executive Officer of Throwdown Industries, Inc. He is a graduate of The State University of New York.

Mr. Vautrin was chosen to be a director because of extensive experience in running smaller companies, extensive experience in the beverage industry, and extensive experience in financial matters relevant for a Board Audit committee.

Ed Brennan – Director

Ed Brennan has been a Director of the Company since 2017. Mr. Brennen is the current Owner and Chief Executive Officer of Beak and Skiff Orchards, a private company, and is also the current Chairman and Chief Executive Officer of Duty Free Stores, and the former CMO at Macy’s. From 2013 through present he has been the Owner and Chief Executive Officer for Beak and Skiff Orchards. From 1999 through 2012 he was the Chairman and Chief Executive Officer for Duty Free Stores (DFS Hong Kong Ltd.). He is a graduate of Niagara University.

Mr. Brennan was chosen to be a director because of extensive experience in running major multinational companies, and extensive experience in the retail industry.

Tim Haas – Director

Tim Haas has been a Director of the Company since 2017. Mr. Hass is the former Chief Executive Officer of Coca-Cola Foods and The Minute Maid Company, and former Group President Latin America of The Coca-Cola Company. Over the past five years he has not held any formal Board of Directors or other employment positions. He is a graduate of The University of North Dakota.

Mr. Haas was chosen to be a director because of his extensive experience in running major multinational companies, and extensive experience in the beverage industry with major strategic beverage leaders.

Greg Fea – Director

Greg Fea has been a Director of the Company since 2017. Mr. Fea is the former President, Chief Executive Officer and Vice-Chairman of Illy Coffee, and has over twenty plus years of beverage experience in senior leadership roles for E&J Gallo, Cadbury Schweppes, and Danone. From 2015 through present he has been the managing partner of Global Solutions Consulting. From 1998 through 2014 he worked for Illy Coffee, SPA and was President, Chief Executive Officer and Vice Chairman of the firm based in Trieste Italy from 2013 to 2014. He is a graduate of San Diego State University.

Mr. Fea was chosen to be a director because of his extensive experience in running major multinational and mid-sized global companies, and extensive experience in the beverage industry, and experience in the coffee, tea, and other healthy segments.

Corporate Governance

Our board of directors maintains an audit committee, compensation committee and nominating and corporate governance committee. Each committee operates under a charter approved by our board of directors in connection. Copies of each charter are posted in the Investors section of our website,www.newagebev.com.

Audit Committee

The functions of the Audit Committee are to (i) review the qualifications of the independent auditors, our annual and interim financial statements, the independent auditor’s report, significant reporting or operating issues and corporate policies and procedures as they relate to accounting and financial controls; and (ii) to consider and review other matters relating to our financial and accounting affairs. Mr. Vautrin, Dr. Kapteyn and Mr. Fea serve as members of the Company’s audit committee, with Mr. Vautrin acting as the audit committee chairman and financial expert.

Compensation Committee

The function of the Compensation Committee is to discharge the Board’s responsibilities relating to compensation of the Company’s directors and executive officers, to produce an annual report on executive compensation for inclusion in the Company’s annual proxy statement, as necessary, and to oversee and advise the Board on the adoption of policies that govern the Company’s compensation programs including stock incentive and benefit plans. Mr. Vautrin, Mr. Brennan, and Dr. Kapteyn serve as members of the Company’s compensation committee, with Mr. Fea serving as the compensation committee chairman.

Nominating and Governance Committee

The function of the Nominating and Governance Committee is to (i) make recommendations to the Board regarding the size of the Board, (ii) make recommendations to the Board regarding criteria for the selection of director nominees, (iii) identify and recommend to the Board for selection as director nominees individuals qualified to become members of the Board, (iv) recommend committee assignments to the Board, (v) recommend to the Board corporate governance principles and practices appropriate to the Company, and (vi) lead the Board in an annual review of its performance. Mr. Fea and Mr. Haas serve as members of the Company’s governance committee, with Mr. Haas serving as the governance committee chairman.

Director Independence

The Company is quoted on The NASDAQ Capital Market which requires that a majority of the board of directors must be comprised of “independent” directors as such term is defined in Rule 5605(a)(2). For purposes of determining director independence, we have applied the definitions set forth in The NASDAQ Capital Market guidelines which state, generally, that a director is not considered to be independent if he or she is, or at any time during the past three years was an employee of the Company or if he or she (or his or her family member) accepted compensation from the Company in excess of $120,000 during any twelve month period within the three years preceding the determination of independence, among others. Our Board has affirmatively determined that Mr. Vautrin, Dr. Kapteyn, Mr. Brennan, Mr. Haas and Mr. Fea are “independent” directors as such term is defined under The NASDAQ Capital Market rules and the related rules of the SEC.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During the year ended 2017, the Board of Directors held four meetings. The Audit Committee met four times. The Compensation Committee met four times. The Nominating and Governance Committee met four times. We do not have a formal policy in place with respect to director attendance at the Company’s annual meeting of shareholders.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive, financial and accounting officers (or persons performing similar functions), a copy of which is filed as Exhibit 14.1 to this Annual Report.

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the Directors or Officers of our Company or any other person pursuant to which any Officer or Director was or is to be selected as an officer or director.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed by our directors, executive officers, and beneficial owners of more than 10% of our shares of common stock pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and other information available to us, we believe that all such ownership reports required to be filed by those reporting persons during and with respect to Fiscal 2017 were timely made.

Involvement in Certain Legal Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our named executive officers during 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Totals ($)
Brent Willis, Chief Executive Officer	2017	$200,000	$200,000
	2016	$67,500	$67,500
Neil Fallon, former Chief Executive Officer	2017	$100,000	$100,000
	2016	$100,000	$100,000

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

Outstanding Equity Awards at Fiscal Year End

Chuck Ence, CFO was granted 183,348 stock options in connection with the Equity Compensation Plan. There are no outstanding equity awards for our officers and directors.

Compensation of Directors

The board of directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our directors in such capacity as of the date of this report. On January 27, 2017, we executed offer letters with Mr. Vautrin, Dr. Kapteyn, Mr. Brennan, Mr. Haas and Mr. Fea, whichprovide that Mr. Vautrin, Dr. Kapteyn, Mr. Brennan, Mr. Haas and Mr. Fea will each receive annual compensation of $10,000 in cash and $65,000 worth of restricted common stock for their services as members of the board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Company’s voting securities as of April 12, 2018, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of such class of voting securities, each director, each named executive officer, and all of its directors and named executive officers as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o New Age Beverages Corporation, 1700 E. 68th Avenue, Denver, CO 80229.

The following table gives effect to the shares of common stock issuable within 60 days of April 12, 2018, upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

Number of Shares of Common Stock Beneficially	Percentage of Shares of Common Stock Beneficially	Number of Shares of Preferred Stock Beneficially	Percentage Of Shares of Preferred Stock Beneficially	Percentage of Combined Voting Power of Common and Preferred Stock Before	Percentage of Voting Power of Common Stock After
Beneficial Owner	Owned	Owned	Owned	Owned	Offering(2)(3)	Offering
Five Percent Stockholders:
B&R Liquid Adventure Trust(1)	1,434,912	6.5%	—	—	—
Nuwa Group, LLC(2)	2,852,311	13%	169,234	81.1	%(2)	—
Scott Lebon(3)	1,579,761	7.2%	—	—	—
Tom Lebon(4)	1,579,761	7.2%	—	—	—
Julie Anderson(5)	1,731,236	7.9%	—	10	%(5)	10.	%(5)
Executive Officers and Directors:
Neil Fallon(6)	5,689,639	26.0%	—	90	%(6)	90	%(6)
Brent Willis(7)	1,850,546	8.4%	—	—	—
Chuck Ence	422,702	1.9%	—	—	—
Reggie Kapteyn	30,232	—	-	—	—	—
David Vautrin	30,232	—	—	—	—
Ed Brennan	30,232	—	—	—	—
Tim Haas	30,232	—	—	—	—
Greg Fea	30,232	—	—	—	—
All Officers and
Directors as a Group (8 persons)	8,114,047	36.3%	169,234	(2)(5)(6)	90%

(1) The address for B&R Liquid Adventure Trust is 514 John Street, Manhattan Beach, CA 90266. The trustees of the trust are Robert Tiedemann and Richard Corgel.

(2) Includes 1,198,439 common shares and 206,734 shares of Series B preferred stock, consisting of 81.1% of the outstanding shares of Series B preferred stock, which are convertible into eight common shares for each Series B preferred share held, with the limitation that the Series B preferred shares may not be converted in an amount that would result in the beneficial ownership of greater than 9.99% of the outstanding shares of the Company. The members of Nuwa Group, LLC are Kevin Fickle and Devin Bosch. The address for Nuwa Group, LLC is 1415 Oakland Blvd, Suite 219, Walnut Creek, 94596.

(3) The address for Scott Lebon is 4891 Wren Court, Frederick, CO 80504.

(4) The address for Tom Lebon is 6865 West Coco Pl, Littleton, CO 80128.

(5) Includes 1,731,236 common shares and possesses the combined voting power of 14,206,236 shares of common stock, which is equal to 10.6% of the combined voting power of the common. The address for Ms. Anderson is 6726 37th St. Ct. West, University Place, WA 98466.

(6) Includes 5,689,639 common shares possesses the combined voting power of 117,964,639 shares of common stock, which is equal to 88% of the combined voting power of the common.

(7) Includes 771,783 shares of common stock issued pursuant to an Employment Agreement as a sign on bonus, as well 1,078,763 shares issued as a bonus at the time of closing of the Xing transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the executive officer and director compensation arrangements discussed above the following is a description of each transaction since January 1, 2014 and any currently proposed transaction in which (i) we have been or are to be a participant, (ii) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and (iii) any of our directors, executive officers, holders of more than five percent of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

On May 27, 2016, the Company issued to Nuwa Group, LLC 30,000 shares of Series B preferred stock pursuant to a debt conversion agreement whereby $225,872 owed by us to Nuwa Group, LLC was converted into shares of our Series B preferred stock. Nuwa Group, LLC is a beneficial holder of greater than 5% of our outstanding common stock.

On June 30, 2016, the Company issued 1,579,761 shares of common stock to each of Scott Lebon and Tom Lebon pursuant to our acquisition of Xing. The shares were received as part of a tax free transaction, but were valued for purposes of the transaction at $1.6066 per share, or $2,538,044 for each of Scott and Tom Lebon. The transactions resulted in Scott and Tom Lebon becoming holders of greater than 5% of our common stock.

On June 30, 2016, the Company issued 422,702 shares of common stock to Chuck Ence, our Chief Financial Officer, in connection with our acquisition of Xing. The shares were received as part of a tax free transaction, but were valued for purposes of the transaction at $1.6066 per share, or $679,133.

Director Independence

Mr. Vautrin, Dr. Kapteyn, Mr. Brennan, Mr. Haas and Mr. Fea are each “independent” within the meaning of NASDAQ Rule 5605(b)(1).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2017 and 2016 we engaged Accell as our independent auditors.

For the years ended December 31, 2017, and 2016, we incurred fees as discussed below:

2017
ACCELL
Audit fees	$ 136,720
Audit related fees	90,800
Total fees	227,520

2016
ACCELL
Audit fees	$37,349
Audit related fees	122,595
MALONE BAILEY	-
All other fees	5,100
Total fees	$165,044

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.

Audit Related Fees

Audit relates fees consist of fees related for offerings and acquisitions.

Tax Fees

None.

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
3.1
Amended Articles of Incorporation 2016 New Age Beverages Corporation (incorporated by reference to Exhibit 3.01 of our Form 8-K (File No. 000-55179) filed with the Securities and Exchange Commission on August 5, 2016)

3.2	Amended Bylaws 2013 (incorporated by reference to Exhibit 3.2.2 of our Form S-1 (File No. 333-193725) filed with the Securities and Exchange Commission on February 3, 2014)
3.3
Certificate of Designation of Series A preferred stock (incorporated by reference to Exhibit 4.1 of our Form S-1 (File No. 333-193725) filed with the Securities and Exchange Commission on February 3, 2014)

3.4
Amended Certificate of Designation of Series B preferred stock (incorporated by reference to Exhibit 4.2 of our Form S-1 (File No. 000-55179) filed with the Securities and Exchange Commission on October 5, 2016)

10.1
New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K (File No. 000-55179) filed with the Securities and Exchange Commission on August 5, 2016)

10.2	Employment Agreement with Brent Willis (incorporated by reference to Exhibit 10.3 of our Form S-1 (File No. 000-55179) filed with the Securities and Exchange Commission on October 5, 2016)
10.3
Funding Agreement with Nuwa Group, LLC (incorporated by reference to Exhibit 10.2.1 of our Amendment No. 1 to Form S-1 (File No. 333-193725) filed with the Securities and Exchange Commission on March 7, 2014)

10.3
Amendment to Funding Agreement with Nuwa Group, LLC (incorporated by reference to Exhibit 10.2.2 of our Amendment No. 1 to Form S-1 (File No. 333-193725) filed with the Securities and Exchange Commission on March 7, 2014)

10.4
Asset Purchase Agreement with B&R Liquid Adventure, LLC (incorporated by reference to Exhibit 10.1 of our Form 8-K (File No. 000-55179) filed with the Securities and Exchange Commission on April 2, 2015)

10.5	Asset Purchase Agreement for Xing Acquisition (incorporated by reference to Exhibit 10.1 of our Form 8-K (File No. 000-55179) filed with the Securities and Exchange Commission on May 23, 2016)
10.6	Asset Purchase Agreement with AMBREW, LLC (incorporated by reference to Exhibit 10.1 of our Form 8-K (File No. 000-55179) filed with the Securities and Exchange Commission on October 5, 2015)
10.7	Promissory Note (incorporated by reference to Exhibit 10.4 of our Amendment No. 1 to Form 8-K (File No. 000-55179) filed with the Securities and Exchange Commission on June 30, 2016)
10.8	Credit Agreement dated June 30, 2016 (incorporated by reference to Exhibit 10.7 of our Form S-1 (File No. 000-55179) filed with the Securities and Exchange Commission on November 28, 2016)
10.9	Promissory Note with Nuwa Group, LLC (incorporated by reference to Exhibit 10.8 of our Form S-1 (File No. 000-55179) filed with the Securities and Exchange Commission on November 28, 2016)
10.10	Credit Agreement NABC Properties June 30, 2016 (incorporated by reference to Exhibit 10.9 of our Form S-1 (File No. 333-215267) filed with the Securities and Exchange Commission on December 22, 2016)
10.11
Purchase and Sale Agreement between NABC Properties, LLC and Vision 23rd, LLC dated January 10, 2017(incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 30, 2017)

10.12
Asset Purchase Agreement between New Age Beverages Corporation and Marley Beverage Company, LLC dated as of March 23, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on March 29, 2017)

10.13
Asset Purchase Agreement between New Age Beverages Corporation and Maverick Brands, LLC Company, LLC dated as of March 31, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on March 31, 2017)

10.14
Security Agreement between New Age Beverages Corporation and  in favor of Sunkist Growers, Inc., as Collateral Agent dated as of March 31, 2017 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on March 31, 2017)

10.15
Asset Purchase Agreement between New Age Beverages Corporation and Premier Micronutrient Corporation dated as of May 18, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on May 24, 2017)

10.16
Amendment to Asset Purchase Agreement between New Age Beverages Corporation and Marley Beverage Company, LLC dated as of June 9, 2017 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on June 13, 2017)

10.17
At Market Issuance Sales Agreement between New Age Beverages Corporation and B.Riley FBR, Inc. dated as of March 23, 2018 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on March 23, 2018)

14.1*	Code of Ethics and Conduct
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302
31.2*	Certification of Chief Financial Officer pursuant to Section 302
32.1*	Certification of Chief Executive Officer pursuant to Section 906
32.2*	Certification of Chief Financial Officer pursuant to Section 906
101**	Interactive Data Files

* Filed herewith
**In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW AGE BEVERAGES CORPORATION

Date: April 17, 2018	By:	/s/ Brent Willis
Brent Willis
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 17, 2018	By:	/s/ Chuck Ence
Chuck Ence
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brent Willis	Chief Executive Officer and Director	April 17, 2018
Brent Willis	(Principal Executive Officer)

/s/ Chuck Ence	Chief Financial Officer	April 17, 2018
Chuck Ence	(Principal Financial and Accounting Officer)

/s/ Neil Fallon	Executive Chairman	April 17, 2018
Neil Fallon

/s/ Reggie Kapteyn	Director	April 17, 2018
Reggie Kapteyn

/s/ David Vautrin	Director	April 17, 2018
David Vautrin

/s/ Ed Brennan	Director	April 17, 2018
Ed Brennan

/s/ Tim Haas	Director	April 17, 2018
Tim Haas

/s/ Greg Fea	Director	April 17, 2018
Greg Fea