Form 10-Q
period 2018-03-31
New Age Beverages Corp
filed 2018-05-15
CIK 1579823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2018

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the issuer’s common stock on May 8, 2018 was 39,207,931.

NEW AGE BEVERAGES CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW AGE BEVERAGES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December, 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$94,041	$285,245
Accounts receivable, net of allowance for doubtful accounts	6,715,734	7,462,065
Inventories	7,360,648	7,041,775
Prepaid expenses and other current assets	1,833,229	1,435,058
Total current assets	16,003,652	16,224,143

Prepaid expenses, long-term	415,430	504,355
Property and equipment, net of accumulated depreciation	1,805,523	1,894,820
Security deposit	195,420	197,515
Right-of-use asset	4,007,846	4,064,883
Goodwill	21,230,212	21,230,212
Intangible assets, net of accumulated amortization	23,188,423	23,556,251
Total assets	$66,846,506	$67,672,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,035,925	$4,370,491
Accrued expenses	4,975,578	2,276,638
Lease liability, current	245,169	239,079
Current portion of notes payable	3,427,051	3,427,051
Total current liabilities	11,683,723	10,313,259

Lease liability, net of current portion	3,758,779	3,820,865
Contingent consideration	900,000	800,000

Total liabilities	16,342,502	14,934,124

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 36,647,931 and 35,171,419 shares issued and outstanding at March 31, 2018, and December 31, 2017, respectively	36,648	35,171

Series B Preferred stock, $0.001 par value: 300,000 shares authorized, zero and 169,234 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	169
Additional paid-in capital	63,619,496	63,203,598
Accumulated deficit	(13,152,140)	(10,500,883)
Total stockholders’ equity	50,504,004	52,738,055
Total liabilities and stockholders’ equity	$66,846,506	$67,672,179

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

REVENUES, net	$11,558,203	$10,787,801
Cost of Goods Sold	8,941,778	8,352,472

GROSS PROFIT	2,616,425	2,435,329

OPERATING EXPENSES:
Advertising, promotion and selling	501,205	697,767
General and administrative	4,348,849	2,090,291
Legal and professional	254,002	73,391
Total operating expenses	5,104,056	2,861,449

LOSS FROM OPERATIONS	(2,487,631)	(426,120)

OTHER EXPENSE:
Interest expense	(56,411)	(80,280)
Other expense net	(107,212)	(200,954)
Total expense	(163,623)	(281,234)

NET LOSS	$(2,651,254)	$(707,354)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.07)	$(0.03)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,651,254)	$(707,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	521,204	229,929
Amortization of debt discount	-	128,614
Provision for doubtful accounts	42,136	30,082
Share-based compensation	377,086	-

Changes in operating assets and liabilities:
Accounts receivable	704,195	(121,062)
Inventories	(318,873)	551,301
Prepaid expenses and other current assets	(267,034)	(273,224)
Accounts payable	(1,334,566)	(2,952,444)
Accrued expenses	2,698,940	-
Contingent consideration	100,000	-
Net change in lease liability	1,041	-
Net cash used in operating activities	(127,125)	(3,114,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(64,079)	(148,560)
Acquisition of assets of Maverick Brands, LLC	-	(2,000,000)
Net cash used in investment activities	(64,079)	(2,148,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-	15,638,232
Repayment of notes payable and capital lease obligations	-	(10,369,667)
Net cash provided by financing activities	-	5,268,565

NET CHANGE IN CASH	(191,204)	5,847
CASH AT BEGINNING OF PERIOD	285,245	529,088
CASH AT END OF PERIOD	$94,041	$534,935

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

New Age Beverages Corporation (the “Company”) was formed under the laws of the State of Washington on April 26, 2010 under the name American Brewing Company, Inc. On April 1, 2015, the Company acquired the assets of B&R Liquid Adventure, which included the brand Bucha® Live Kombucha. On June 30, 2016, the Company acquired the combined assets of New Age Beverages, LLC, Aspen Pure, LLC, New Age Properties, LLC and Xing Beverage, LLC and changed the Company’s name to New Age Beverages Corporation. In March 2017, the Company acquired the assets of Maverick Brands LLC (“Maverick”), including the Coco-Libre brand. In May 2017, the Company acquired the assets of Premier Micronutrient Corporation (“PMC”). In June 2017, the Companyalso completed the acquisition of the Marley Beverage Company (“Marley”) including the brand licensing rights to all Marley brand ready to drink beverages (see Note 3).

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2018 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on April 17, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the unaudited condensed consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2017 as reported in the Form 10-K have been omitted.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. The Company places its cash with high credit quality financial institutions. At times such amounts may exceed federally insured limits.

As of March 31, 2018, three customers accounted for approximately 29.4% (11.7%, 9.8% and 7.9%) of accounts receivables. As of December 31, 2017, three customers represented approximately 23.1% (10.5%, 6.7% and 5.9%) of accounts receivable.

For the three months ended March 31, 2018, three customers represented approximately 23.6% (10.6%, 8.1% and 4.9%) of revenue. For the three months ended March 31, 2017, two customers represented approximately 18.5% (11.0% and 7.5%) of revenue.

Accounts Receivable

The Company’s accounts receivable primarily consists of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company’s allowance for doubtful accounts was $94,481 as of March 31, 2018 and $52,345 as of December 31, 2017.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill and Intangible assets

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill and other intangibles with indefinite useful lives are not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company performed a qualitative assessment and determined there was no impairment of goodwill for the three-months ended March 31, 2018 and 2017, respectively.

Intangible assets are recorded at acquisition fair value as part of the acquisitions. The balance as of March 31, 2018 and December 31, 2017 is reflected net of accumulated amortization. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated, typically 15 to 42 years. For the three-months ended March 31, 2018 and 2017 amortization expense totaled $367,828 and $97,981, respectively. As of March 31, 2018 and December 31, 2017, accumulated amortization was $1,736,396 and $1,368,568, respectively.

Long-lived Assets

Long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance of the Financial Accounting Standards Board (“FASB”) Topic Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Through March 31, 2018, we had not experienced impairment losses on our long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

Share-Based Compensation

The Company accounts for share-based compensation to employees in accordance with ASC 718 Compensation—Stock Compensation. Share-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for share-based compensation to nonemployees in accordance with ASC 505-50, Equity-Based Payments to Nonemployees. Equity instruments issued to nonemployees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share -based payments using the Black-Scholes option- pricing model for common stock options and warrants and the latest fair market price of the Company’s common stock for common share issuances. The Company has not experienced any forfeitures as of March 31, 2018. Management does not anticipate future forfeitures to be material.

Included in prepaid expenses as of March 31, 2018 and December 31, 2017 are prepaid share-based compensation of approximately $1,000,000 and $1,000,000, of which approximately $415,000 and $500,000 are presented as long-term on the consolidated balance sheets under the caption Prepaid Expenses, long-term. These amounts represent the prepaid compensation to employees and certain non-employees for services rendered.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Issued Accounting Standards

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718). This ASU is related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures and minimum statutory tax withholding requirements. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. This ASU does not have a material impact on the Company’s consolidated financial statements based on management's conclusion.

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

Cash Flows

Supplemental Disclosures

	Three months ended March 31, 2018	Three months ended March 31, 2017

CASH PAID DURING THE PERIODS FOR:
Interest	$56,770	$80,280
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for acquisition of Maverick Brands, LLC	$-	$9,086,000

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of March 31, 2018 and December 31, 2017, the Company had an accumulated deficit of $13,152,140 and $10,500,883 (all of which was attributed to the losses of Búcha, Inc., and one-time expenses associated with the integration and up-listing onto the NASDAQ exchange and acquisitions of Maverick, PMC and Marley during the year ended December 31, 2017 and Xing during the year ended December 31, 2016). For the three-months ended March 31, 2018 and 2017, respectively, cash flows used in operating activities were ($127,125) and ($3,114,158).

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The 2017 acquisitions of Maverick, PMC and Marley (see Note 3) required significant cash outlays for integration and operations. The Company continues to raise funds through the issuance of its equity securities, See Note 12, Subsequent Events. With the additional proceeds received from the Company’s April 2018 equity financing, the Company believes that its current capital will be sufficient to meet the Company’s operating liquidity, capital expenditure and debt repayment requirements for at least another year.

NOTE 3 – ACQUISITIONS

Maverick Brands, LLC.

On March 31, 2017, the Company acquired all of the assets of Maverick Brands, LLC or Maverick. Maverick is engaged in the manufacturing and sale of coconut water and other beverages. The acquisition helped the Company expand its capabilities and product offering. The operating results of Maverick have been consolidated with those of the Company beginning April 1, 2017. Total purchase consideration paid was $11,086,000, which consisted of $2,000,000 of cash and 2,200,000 shares of common stock valued at $9,086,000. The common stock issued was valued at $4.13 per share, which was the closing price of the Company’s stock on the date of the acquisition. The acquisition was subject to customary closing conditions. All of the goodwill was assigned to the Company’s Brands segment. All of the goodwill and intangible assets recognized is expected to be deductible for income tax purposes. The fair value of the customer list was valued using the income approach, as the Company obtained an independent third-party valuation. In addition, the market approach was utilized to determine the fair value of the trade name and recipes.

The purchase price was allocated to the net assets acquired based on their estimated fair values as follows:

Cash	$2,000,000
Stock	9,086,000
Purchase price	$11,086,000

Accounts receivable	$245,426
Inventories	1,523,413
Prepaid expenses and other current assets	211,213
Property and equipment, net	68,282
Other intangible assets acquired (trade names, recipes and customer lists)	6,660,441
Accounts payable and accrued expenses	(1,345,155)
Assumption of note payable	(1,427,051)
5,936,569
Goodwill	5,149,431
$11,086,000

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

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PMC Holdings, Inc.

On May 18, 2017, the Company entered into an Asset Purchase Agreement whereby the Company acquired substantially all of the operating assets of Premier Micronutrient Corporation, a subsidiary of PMC Holdings, Inc. or PMC, which is a company engaged in the business of developing, manufacturing, selling and marketing micronutrient products and formulations . On May 23, 2017, the parties executed the Bill of Sale and Assignment and Assumption Agreement for the Acquisition.

Upon the closing of the acquisition, the Company received substantially all of the operating assets of PMC, consisting of fixed assets and intellectual property in exchange for a purchase price of 1,200,000 shares of the Company’s common stock. The shares were fair valued at $4.58 per share. The Company also agreed to assume various accounts payable and accrued liabilities of PMC. The shares of Common Stock to be issued pursuant to the Acquisition will be restricted under Rule 144. The Acquisition was subject to customary closing conditions. All of the goodwill was assigned to the Company’s Brands segment. All of the goodwill and intangible assets recognized is expected to be deductible for income tax purposes. The fair value of the patents were valued using the market approach, as the Company obtained an independent third-party valuation.

The purchase price was allocated to the net assets acquired based on their estimated fair values as follows:

Stock	$5,496,000
Purchase price	$5,496,000
Prepaid expenses and other current assets	2,256
Property and equipment, net	55,023
Patents	4,100,000
Accounts payable	(27,772)
Assumption of notes payable	(401,095)
3,728,412
Goodwill	1,767,588
$5,496,000

Marley Beverage Company, LLC

On March 23, 2017, the Company entered into an asset purchase agreement whereby the Company agreed to acquire substantially all of the operating assets of Marley Beverage Company, LLC or Marley, which is a company engaged in the development, manufacturing, selling and marketing of nonalcoholic relaxation teas and sparkling waters, and ready to drink coffee drinks. The consideration for the acquisition was amended pursuant to an amendment to the asset purchase agreement on June 9, 2017. The acquisition closed on June 13, 2017.

At closing, the Company received substantially all of the operating assets of Marley, consisting of inventory, accounts receivable, fixed assets and intellectual property in exchange for a purchase price of 3,000,000 shares of the Company’s common stock. The Company agreed to an earn out payment of $1,250,000 in cash if the gross revenues of the Marley business during any trailing twelve calendar month period after the closing are equal to or greater than $15,000,000. The earnout, if applicable, will be paid as $625,000 on or before the 15th day after the end of the first trailing twelve calendar month period in which the earnout condition is satisfied, $312,500 not later than the first anniversary of the initial earnout payment, and $312,500 not later than the second anniversary of the initial earnout payment. The fair value of the earnout was valued using the weighted average return on asset. The shares of common stock issued pursuant to the acquisition have not been registered, but the holders were granted piggyback registration rights, as well as demand registration rights, with the demand registration rights beginning twelve months from the Closing Date. The acquisition was subject to customary closing conditions. The shares were fair valued at $6.20 per share. All of the goodwill was assigned to the Company’s Brands segment. All of the goodwill and intangible assets recognized is expected to be deductible for income tax purposes. The fair value of the customer list was valued using the cost approach, as the Company obtained an independent third-party valuation. In addition, the market approach was utilized to determine the fair value of the trade name and recipes.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
$19,400,000

The following unaudited pro forma financial results reflects the historical operating results of the Company for the three-months ended March 31, 2017 and includes the pro forma results of operations as if Maverick, PMC and Marley were acquired on January 1, 2017. The unaudited pro forma financial information includes an adjustment to remove $231,925 of one-time transactional costs related to the Maverick acquisition that were expensed during the three months ended March 31, 2017. These one-time costs were removed for pro forma purposes as the costs were non-recurring. No adjustments have been made for synergies that may result from the acquisition. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of such dates or periods, or of the Company’s future operating results.

Three Months Ended March 31, 2017
(unaudited)

Revenues	$13,998,793
Net loss from continuing operations	(4,668,825)
Net loss per share – Basic and diluted	$(0.16)
Weighted average number of common shares outstanding – Basic and Dilutive	28,454,868

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

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inventories consisted of the following as of:

	March 31, 2018	December 31, 2017
Finished goods	$5,753,385	$6,302,265
Raw materials	1,607,263	739,510
	$7,360,648	$7,041,775

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2018	December 31, 2017
Land and building	$518,293	$518,293
Trucks and coolers	1,290,133	1,226,053
Other property and equipment	913,053	913,053
Less: accumulated depreciation	(915,956)	(762,579)
	$1,805,523	$1,894,820

Depreciation expense, computed on the basis of three-to-five year useful lives for all property and equipment, and a 40-year useful life on the building, was $153,377 and $131,948 for the three months ended March 31, 2018 and 2017; respectively.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLE

Notes payable consisted of the following as of:

	March 31, 2018	December 31, 2017
Revolving note payable due bank	$2,000,000	$2,000,000
Series B note assumed from the Maverick Acquisition	1,427,051	1,427,051
	3,427,051	3,427,051
Less: current portion	(3,427,051)	(3,427,051)
Long-term portion, net of unamortized discounts	$-	$-

In connection with the acquisition of Maverick, the Company assumed Series B notes payable in the aggregate amount of $1,427,051. Monthly payments consist of interest only payments, which bear interest at a rate of 10% per annum The loans are due December 2018.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 6, 2017 the Company entered into a revolving credit agreement with U.S. Bank National Association. Total borrowings under the revolving credit agreement are $2,000,000 and are subject to borrowing base requirements. The credit agreement bears interest at 2.5% plus Daily Reset LIBOR Rate. Currently, interest only payments of approximately $7,000 are due monthly. The entire principal and outstanding interest payments are due on maturity on July 6, 2018. The revolving credit line is subject to a fixed charged ratio financial covenant. The Company must maintain a fixed charged coverage ratio of at least 1:15 to 1:00. As of and for the three-month period ended March 31, 2018 and for the year ended December 31, 2017, the Company was in compliance with this financial covenant.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

On June 30, 2016, the Company assumed the lease commitments for the New Age Beverage, LLC (NAB) and Xing Beverage, LLC (Xing) when it acquired those companies. The Colorado Springs property, previously leased by Xing, has a base rent of $14,000 per month plus common area expenses, with escalation clauses over time. On April 14, 2017 the Company entered into the Second Lease Amendment whereby extending the lease term through August 31, 2020 and new monthly rental payments of $16,400, subject to rental escalation clauses.

On January 10, 2017, the Company entered into a Purchase and Sale Agreement with an unaffiliated third party. Pursuant to the agreement, the Company entered into a commitment to sell the property located at 1700 E 68th Avenue, Denver, CO 80229 for a purchase price of $8,900,000. The agreement contains a lease back provision, whereby the Company leases the property for an initial term of ten years, with an option to extend for two successive five-year periods. The lease cost is $52,000 per month for the initial year, with two percent annual increases. The Company elected to early adopt ASU 2016-02 (‘Leases”) and, as a result, the Company recognized a Right-of-Use for the asset of approximately $4,065,000 and a corresponding liability of a similar amount as of December 31, 2017. The total Right-of-Use for the asset as of March 31, 2018 approximated $4,008,000.

Future minimum lease payments under these facilities leases are approximately as follows:

Remaining of 2018	$705,832
2019	820,800
2020	830,640
2021	840,000
2022	845,000
Thereafter	$4,042,272

Rent expense was $262,241 and $48,365 for the three months ended March 31, 2018 and 2017, respectively.

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated unaudited interim financial statements as of March 31, 2018.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, each having a par value of $0.001, with voting, distribution, dividend and redemption rights, and liquidation preferences and conversions as designated by the board of directors from time to time. The board of directors has designated 250,000 shares as Series A Preferred stock, par value $.001 per share and 300,000 shares as Series B Preferred stock.

Series A Preferred Stock
Each share of Series A Preferred has the right to vote on any matter with holders of common stock and shall each have 500 votes. As of December 31, 2016, 250,000 shares of Series A Preferred are issued and outstanding. As a result of the February 17, 2017 public offering, all shares of Series A Preferred stock were rescinded, resulting in an increase to additional paid in capital of $250.

Series B Preferred Stock
The board of directors has designated 300,000 shares as Series B Preferred stock, par value $.001 per shares (“Series B Preferred”). The Series B Preferred is non-voting, not eligible for dividends and ranks equal to common stock and below Series A preferred stock. Each share of Series B Preferred has a conversion rate into eight shares of common stock. As of December 31, 2017, 169,234 shares of Series B Preferred are issued and outstanding. In January 2018, all remaining 169,234 shares of Series B Preferred stock were converted into shares of common stock at a ratio of 8:1.

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

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – COMMON STOCK AWARDS

Long-term Incentive Plan:

On August 3, 2016, the Company’s approved and implemented the New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (the “Plan”) pursuant to which the maximum number of shares that can be granted as of March 31, 2018 is 3,517,141 shares. Grants under the Plan include options and share awards. The purpose of the Plan is to provide such individuals with additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. The shares of common stock to be issued in connection with the Plan will not be registered under the Securities Act. As of March 31, 2018 and December 31, 2017, a total of 1,583,975 options, were outstanding under the plan. As of March 31, 2018 and December 31, 2017, a total of 1,583,975 options, respectively, were outstanding under the plan. Through March 31, 2018 1,934,957 share awards have been issued under the plan.

Employee stock option activities under the Incentive Plan for the three-month period ended and year ended March 31, 2018 and December 31, 2017, and changes during the years then ended are presented below:

Employee Stock Option Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value

Non-vested options at January 1, 2017	484,348	$1.11
Granted	1,099,627	$1.22
Vested	(161,449)	$1.11
Forfeited	-	$-
Non-vested options at December 31, 2017	1,422,526	$1.11
Granted	-	$-
Vested	(165,331)	$1.20
Forfeited	-	$-
Non-vested options at March 31, 2018	1,257,195	$1.20

The options granted in 2016 were fair valued using the BlackScholes Merton model and valued at $1.11 per share on the grant date. The options granted in 2017 were fair valued using the BlackScholes Merton model and valued at $1.33 and $0.83 per share on the grant date.

The following table presents the assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees on the grant date:

2017
Exercise price	$2.04-2.09
Dividend yield	0.0%
Risk-free interest rate	2.01%
Expected volatility	100%
Expected term (years)	1.0-3.0
Estimated forfeiture % rate	0.0%

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock Awards:

Restricted stock award activity under the Incentive Plan for the three months ended March 31, 2018 and for the year ended December 31, 2017, and changes during the years then ended are presented below:

	Service Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value

Non-vested restricted stock awards January 1, 2017	771,783	$0.33
Granted	838,178	$2.11
Vested	(740,439)	$0.33
Forfeited	-	$-
Non-vested restricted stock awards at December 31, 2017	869,522	$0.71
Granted	324,996	$2.12
Vested	(167,919)	$2.11
Forfeited	-	$-
Non-vested restricted stock awards at March 31, 2018	1,026,599	$2.11

The shares were fair valued using our closing stock price of $2.11 in 2017 and $2.12 in 2018 per share on the grant dates.

NOTE 10 – NET LOSS PER SHARE

The following table provides basic and diluted shares outstanding for the calculation of net (loss) income per share. Series B preferred stock is included on an as-converted basis and warrants are included using the treasury stock method. For the periods whereby the Company is reporting a net loss from continuing operations, securities to acquire common stock or convertible into shares of common stock are excluded from the computation of net (loss) income per share as they would be anti-dilutive.

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017

Weighted average shares outstanding – Basic	36,196,640	24,254,868
Series B preferred stock	-	-
Warrant to acquire common stock	-	-
Weighted average shares outstanding – Diluted	36,196,640	24,254,868

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – SEGMENT INFORMATION

The Company follows segment reporting in accordance with FASB ASC Topic 280, Segment Reporting.

Management views its operations based on two distinct reporting segments: (1) the Direct Store Distributions (DSD) and (2) the Brands segment.

The DSD segment distributes beverages throughout Colorado and surrounding states, delivering to approximately 6,000 retail customers.

The Brands segment sells beverages to wholesale distributors, broad-liners, key account owned warehouses and international accounts using several distribution channels.

Total revenues by reporting segment for the periods presented are as follows:

	Three Months Ended March 31, (in thousands)
(In thousands)	2018	2017
DSD	$8,655	$8,466
Brands	2,903	2,321
Total revenues	$11,558	$10,787

Total assets for each reporting segment as of March 31, 2018 and December 31, 2017 are as follows:

	(in thousands)
(In thousands)	March 31, 2018	December 31, 2017
DSD	$15,359	$16,630
Brands	51,488	51,042
Total Assets	$66,847	$67,672

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

DSD
A summary of the DSD segment’s revenues and cost of sales is as follows:

	Three Months Ended March 31, (in thousands)
(In thousands)	2018	2017
Revenues	$8,655	$8,466
Cost of sales	(6,627)	(6,726)
Gross profit	$2,028	$1,740

Brands
A summary of the Brands segment’s revenues and cost of sales is as follows:

	Three Months Ended March 31, (in thousands)
(In thousands)	2018	2017
Revenues	$2,903	$2,321
Cost of sales	(2,314)	(1,626)
Gross profit	$589	$695

NOTE 12 – SUBSEQUENT EVENTS

On April 10, 2018, the Company, entered into an underwriting agreement with Euro Pacific Capital, Inc., doing business as A.G.P./Alliance Global Partners acting as representative of the several underwriters, which provided for the issuance and sale by the Company in an underwritten public offering and the purchase by the underwriters of 2,285,715 shares of the Company’s common stock, $0.001 par value per share. Subject to the terms and conditions contained in the underwriting agreement, the shares were sold to the underwriters at a public offering price of $1.75 per share, less certain underwriting discounts and commissions. The Company also granted the underwriters a 45- day option to purchase, severally and not jointly, up to 342,857 (of which 274,285 shares were issued subsequent to March 31, 2018) additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the offering. The net offering proceeds to the Company from the offering were $3.5 million, after deducting estimated underwriting discounts and commissions and other estimated offering expenses. The Company intends to use the net proceeds from the offering for purchasing inventory for newly gained distribution and other general working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed on April 17, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

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

We believe that on a consolidated basis, and with the reductions in operating expenses in each of the acquired companies in 2016 and 2017, the integrated company will generate sufficient cash flow internally to meet its needs. In addition, the Company received approval of a credit facility with PNC bank of $15 million, at an estimated annual interest rate of ~3.5%. We previously had a small revolving credit line in place with US Bank, which we intend to replace with the new accordion line with PNC Bank. The Company is currently negotiating the terms of the facility. However, there can be no assurance that the Company will be able to consummate the facility. In April 2018, the Company consummated a public offering to facilitate the purchase of inventory to meet customer demand.

The following are highlights of our operating results for the three months ended March 31, 2018 versus the three months ended March 31, 2017:

Revenue. During the three months ended March 31, 2018, we generated gross revenue of $12,767,789 compared to $11,437,638 for the three months ended March 31, 2017, an increase of 11.6%. Our revenue for the quarter was positively impacted by the growth and scale of our core Xing and Búcha brands and our DSD distribution business, and negatively impacted by inventory shortfalls that affected revenue approximately $3.5 million, as estimated by management. We generated net revenue of $11,558,203 and $10,787,801 for the three months ended March 31, 2018 and 2017, reflective of lower discounts, returns and billbacks as we evolve our distribution systems from primarily a 100% DSD distribution system nationally in 2017, to more of a lower-cost, hybrid distribution route to market.

Gross Margin. Gross margin for the three months ended March 31, 2018 was 26.4% (excluding shipping costs), compared to 26.5% for the three months ended March 31, 2017. Our cost of goods sold (including shipping) for the three months ended March 31, 2018 was $8,509,583 equating to 73.6% of net revenue compared to $7,933,293 equating to 73.5% of net revenue for the three months ended March 31, 2017.

Operating Expenses. During the quarter ended March 31, 2018, our operating expenses were $5,104,056, an increase of $2,242,607, as compared to $2,861,449 for the three months ended March 31, 2017. The increase was primarily attributable to the infrastructures and integration of the Maverick, Marley and PMC acquisitions and the non-cash associated with stock compensation expense.

EBITDA. For the three months ended March 31, 2018, EBITDA was ($1,286,553) driven by our temporary pressure on working capital and the resulting inability to procure the necessary inventory to meet demand.

Management defines EBITDA as earnings before income tax, depreciation and amortization, one-time compensation and acquisition charges, interest expense, shared-based compensation and other acquisition-related integration charges. Management believes EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations because it removes material one-time and non-recurring charges.

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

The following table includes the reconciliation of our consolidated US GAAP net loss to our consolidated EBITDA for the three months ended:

	March 31,	March 31,
	2018	2017
Net loss	$(2,651,254)	$(707,354)
Interest expense	56,411	80,280
Depreciation and amortization	521,204	358,543
Non-cash charges:
Share-based compensation	377,086	-
Contingent liability change	100,000	-
One-time charges:
Incremental transfer freight	160,000	-
Offering costs or acquisition costs	100,000	231,925
Repairs and maintenance	50,000	-
Adjusted EBITDA	$(1,286,553)	$(36,606)

Results of Operations

The remainder of this MD&A discusses our continuing operations of the newly combined entity including all of the Company’s brands.

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

REVENUES, net	$11,558,203	$10,787,801
Cost of Goods Sold	8,509,583	7,933,293

GROSS PROFIT	3,048,620	2,854,508

Shipping costs	432,195	419,179
CONTRIBUTION MARGIN	2,616,425	2,435,329

Operating expenses	5,104,056	2,861,449
Other expenses	163,623	281,234
Net loss	$(2,651,254)	$(707,354)

Revenues

Net revenues for the three months ended March 31, 2018 were $11,558,203 as compared to $10,787,801 for the three months ended March 31, 2017, an increase of 7.1%.

Organic growth of the Búcha Live Kombucha brand contributed to overall revenue growth, with the brand more than tripling in scale since integration and conversion to being shelf stable, along with the contribution of the DSD Division. Most of the new distribution for the Company’s brands is occurring April through June 2018, as the sales cycle for major retailers can be up to a year before resets occur. In 2017 the Company primarily focused on integrating the acquisitions, building the infrastructure, and rearchitecting the brand portfolio and developing new products within its core brands. With those components now largely in place, New Age’s “new” portfolio in broader distribution is in a position to contribute significant greater organic growth.

Cost of Goods Sold

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Cost of goods sold	$8,509,583	$7,933,293
Shipping costs	432,195	419,179
Cost of goods sold including shipping	$8,941,778	$8,352,472

Cost of goods sold for the three months ended March 31, 2018 was $8,941,778, as compared to, $8,352,472 for the three months ended March 31, 2017, an increase of 7%. Numerous improvement in cost of goods sold are underway to reduce product costs, reduce shipping and warehouse costs, and to continue to change the mix to achieve the above 35% targeted gross margin (not including shipping) in 2018.

Operating Expenses

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Advertising, promotion and selling	$501,205	$697,767
General and administrative	4,348,849	2,090,291
Legal and professional	254,002	73,391
Total operating expenses	$5,104,056	$2,861,449

During the quarter ended March 31, 2018, our operating expenses were $5,104,056, an increase of $2,242,607, as compared to $2,861,449 for the three months ended March 31, 2017. The increase was primarily attributable to the infrastructures and integration of the Maverick, Marley and PMC acquisitions and the non-cash associated with stock compensation expense.

Liquidity and Capital Resources

As of March 31, 2018, we had cash of $94,041. The Company has always operated with a limited cash balance. This led management to the decision to raise additional capital through the sale and issuance of an additional 2,285,715 shares of commons stock on April 10, 2018 for net proceeds of approximately $3,500,000. Management believes that the funds received in the public offering provide sufficient working capital, when coupled with the planned line of credit from PNC Bank to continue to support the growth of the Company in 2018. There can be no assurance that the Company will be able to consummate the PNC Bank facility upon terms acceptable to the Company.

The acquisitions in 2017 and 2016 substantially improved the Company’s resources, and provided the scale to be profitable. We believe we have sufficient cash and generate sufficient profitability to meet the needs of the integrated operations. We estimate our capital needs over the next twelve-month period to be approximately $3,000,000. We may also seek to sell additional equityand debt securities. Any sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects

Working Capital

	March 31, 2018	December 31, 2017
Current assets	$16,003,652	$16,224,143
Less: current liabilities	11,683,723	11,113,259
Working capital	$4,319,929	$5,110,884

Cash Flows

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net cash used in operating activities	$(127,125)	$(3,114,158)
Net cash used in investing activities	(64,079)	(2,148,560)
Net cash provided by financing activities	-	5,268,565
Net change in cash	$(191,204)	$5,847

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $(127,125). Net cash used in operating activities for the three months ended March 31, 2017 was $(3,114,158). The change was attributable to the Company’s working capital constraints during the three months ended March 31, 2018.

Investing Activities

Net cash used in investing activities is primarily driven by small capital purchases versus the $(2,148,560) net cash used in investing activities for the three months ended March 31, 2017 primarily driven by the acquisition of Maverick Brands.

Financing Activities

There was no cash activity associated with financing activities for the three months ended March 31, 2018.  For the three months ended March 31, 2017 financing activities consisted of issuance of common stock for $15 million and payments on note payables for $10 million.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited interim condensed consolidated financial statements included herein for the quarter ended March 31, 2018.

Newly Issued Accounting Pronouncements

During the year ended December 31, 2017, we early adopted the new lease accounting standards issued by the FASB ASU No. 2016-02, Leases. This ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operatingleases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The impact of adopting this standard resulted in an ROU and lease liability on the consolidated balance sheet of approximately $4MM as of March 31, 2018.

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

Long-lived Assets

Our long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the three months ended March 31, 2018 and 2017, respectively, we had not recognized impairment losses on our long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

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

As of March 31, 2018 we have no future contractual obligations or commitments, other than lease and debt payments as defined in the Company’s balance sheet.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, respectively, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

-
a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

-
liquidity or market risk support to such entity for such assets;

-
an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

-
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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in “Risk Factors” in our annual report on Form 10-K filed with the SEC on April 17, 2018.

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

NEW AGE BEVERAGES CORPORATION

Date: May 15, 2018	By:	/s/ Brent Willis
Brent Willis
Chief Executive Officer,and Director
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Chuck Ence
Chuck Ence
Chief Financial Officer (Principal Financial and Accounting Officer)