Form 10-Q
period 2018-06-30
New Age Beverages Corp
filed 2018-08-14
CIK 1579823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2018

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

The number of shares outstanding of the issuer’s common stock on August 6, 2018 was 40,109,239.

NEW AGE BEVERAGES CORPORATION
FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW AGE BEVERAGES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$213,446	$285,245
Accounts receivable, net of allowance for doubtful accounts	7,332,142	7,462,065
Inventories	9,520,724	7,041,775
Prepaid expenses and other current assets	1,856,906	1,435,058
Total current assets	18,923,218	16,224,143

Prepaid expenses, long-term	353,753	504,355
Property and equipment, net of accumulated depreciation	1,672,954	1,894,820
Security deposit	295,420	197,515
Right-of-use asset	4,228,931	4,064,883
Goodwill	21,230,212	21,230,212
Intangible assets, net of accumulated amortization	22,804,469	23,556,251
Total assets	$69,508,957	$67,672,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,790,331	$4,370,491
Accrued expenses	1,399,455	2,276,638
Lease liability, current	385,182	239,079
Current portion of notes payable	5,196,469	3,427,051
Total current liabilities	12,771,437	10,313,259

Lease liability, net of current portion	3,839,412	3,820,865
Contingent consideration	900,000	800,000

Total liabilities	17,510,849	14,934,124

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 39,925,781 and 35,171,419 shares issued and outstanding at June 30, 2018, and December 31, 2017, respectively	39,926	35,171

Series B Preferred stock, $0.001 par value: 300,000 shares authorized, zero and 169,234 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	169
Additional paid-in capital	68,476,731	63,203,598
Accumulated deficit	(16,518,549)	(10,500,883)
Total stockholders’ equity	51,998,108	52,738,055
Total liabilities and stockholders’ equity	$69,508,957	$67,672,179

See accompanying notes to the unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUES, net	$13,362,408	$15,104,795	$24,920,611	$25,892,596
Cost of Goods Sold	11,603,362	11,713,950	20,545,139	20,066,422

GROSS PROFIT	1,759,046	3,390,845	4,375,472	5,826,174

OPERATING EXPENSES:
Advertising, promotion and selling	488,550	894,144	989,755	1,591,911
General and administrative	4,232,665	2,698,561	8,581,513	4,788,852
Legal and professional	283,431	132,044	537,433	205,435
Total operating expenses	5,004,646	3,724,749	10,108,701	6,586,198

LOSS FROM OPERATIONS	(3,245,600)	(333,904)	(5,733,229)	(760,024)

OTHER EXPENSE:
Interest expense	(124,287)	(45,791)	(180,698)	(126,071)
Other income	3,476	3,277,569	3,476	3,321,040
Other expense net	-	(401,192)	(107,212)	(645,617)
Total income (expense)	(120,811)	2,830,586	(284,434)	2,549,352

NET (LOSS)/INCOME	$(3,366,411)	$2,496,682	$(6,017,663)	$1,789,328

NET (LOSS)/INCOME PER SHARE – BASIC	$(0.09)	$0.08	$(0.16)	$0.05
NET (LOSS)/INCOME PER SHARE –DILUTED	$(0.09)	$0.08	$(0.16)	$0.05

Weighted average shares outstanding:
BASIC	38,910,675	24,254,868	37,512,665	30,540,843
DILUTED	38,910,675	24,354,868	37,512,665	30,640,843

See accompanying notes to the unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(6,017,663)	$1,789,328
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,037,727	471,420
Amortization of debt discount	15,417	128,614
Provision for doubtful accounts	20,253	9,000
Gain on sale from building	-	(3,272,653)
Share-based compensation	898,084	-
Change in fair value of contingent consideration	100,000	-
Interest expense settled through the issuance of common stock	61,001	-
Changes in operating assets and liabilities:
Accounts receivable	109,670	(2,446,765)
Inventories	(2,478,949)	(840,038)
Prepaid expenses and other current assets	(712,278)	(495,119)
Accounts payable, accrued expenses and other current liabilities	543,258	(2,020,551)
Net cash used in operating activities	(6,423,480)	(6,676,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of building	-	8,900,000
Purchases of property and equipment	(64,079)	(414,125)
Acquisition of assets of Maverick Brands, LLC	-	(2,000,000)
Net cash (used in) provided by investment activities	(64,079)	6,485,875

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	4,565,000	-
Repayment on revolving note payable	(2,000,000)	-
Issuance of common stock for cash, net of issuance costs	3,850,760	15,638,232
Repayment of notes payable and capital lease obligations	-	(15,696,524)
Net cash provided by (used in) financing activities	6,415,760	(58,292)

NET CHANGE IN CASH	(71,799)	(249,181)
CASH AT BEGINNING OF PERIOD	285,245	529,088
CASH AT END OF PERIOD	213,446	$279,907

See accompanying notes to the unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

New Age Beverages Corporation (the “Company”) was formed under the laws of the State of Washington on April 26, 2010 under the name American Brewing Company, Inc. On April 1, 2015, the Company acquired the assets of B&R Liquid Adventure, which included the brand Bucha® Live Kombucha. On June 30, 2016, the Company acquired the combined assets of New Age Beverages, LLC, Aspen Pure, LLC, New Age Properties, LLC and Xing Beverage, LLC and changed the Company’s name to New Age Beverages Corporation. In March 2017, the Company acquired the assets of Maverick Brands LLC (“Maverick”), including the Coco-Libre brand. In May 2017, the Company acquired the assets of Premier Micronutrient Corporation (“PMC”). In June 2017, the Company also completed the acquisition of the Marley Beverage Company (“Marley”) including the brand licensing rights to all Marley brand ready to drink beverages (see Note 3).

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2018 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on April 17, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the unaudited condensed consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2017 as reported in the Form 10-K have been omitted.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. The Company places its cash with high credit quality financial institutions. At times such amounts may exceed federally insured limits.

As of June 30, 2018, three customers accounted for approximately 29.9% (10.9%, 10.0%, and 9.0%) of accounts receivables. As of December 31, 2017, three customers represented approximately 23.1%, (10.5%, 6.7% and 5.9%) of accounts receivables.

For the six months ended June 30, 2018, three customers represented approximately 22.5% (10.6%, 7.4%. and 4.5%) of revenue. For the six months ended June 30, 2017, two customers represented approximately 13.7% (8.6% and 5.1%) of revenue. For the three months ended June 30, 2018, three customers accounted for 21.4% (10.5%, 6.7% and 4.1%) of revenue compared to 16.2% (8.6%, 5.1% and 2.5%) for the same period in 2017.

Accounts Receivable

The Company’s accounts receivable primarily consists of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company’s allowance for doubtful accounts was $23,033 as of June 30, 2018 and $52,345 as of December 31, 2017.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill and other intangibles with indefinite useful lives are not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company performed a qualitative assessment and determined there was no impairment of goodwill for the six-months ended June 30, 2018 and 2017, respectively.

Intangible assets are recorded at fair value as part of the acquisitions as described in Note 3. The balance as of June 30, 2018 and December 31, 2017 is reflected net of accumulated amortization. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated, typically 15 to 42 years. For the six-months ended June 30, 2018 and 2017 amortization expense totaled $751,783 and $195,961, respectively. As of June 30, 2018 and December 31, 2017, accumulated amortization was $2,120,351 and $1,368,568, respectively.

Share-Based Compensation

The Company accounts for share-based compensation to employees in accordance with Accounting Standard Codification (ASC) 718 Compensation—Stock Compensation. Share-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for share-based compensation to nonemployees in accordance with ASC 505-50, Equity-Based Payments to Nonemployees. Equity instruments issued to nonemployees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share -based payments using the Black-Scholes option- pricing model for common stock options and warrants and the latest fair market price of the Company’s common stock for common share issuances. The Company has not experienced any forfeitures as of March 31, 2018, but did experience immaterial forfeitures during the second quarter of 2018. Management does not anticipate future forfeitures to be material.

Included in prepaid expenses as of June 30, 2018 and December 31, 2017 are prepaid share-based compensation of approximately $763,000 and $1,000,000, of which approximately $354,000 and $409,000 are presented as long-term on the consolidated balance sheets under the caption Prepaid Expenses, long-term as of June 30, 2018 and approximately $500,000 and $500,000 are presented as long-term on the consolidated balance sheets under the caption Prepaid Expenses, long-term d of December 31, 2017. These amounts represent the prepaid compensation to employees and certain non-employees for services rendered.

Long-lived Assets

Long-lived assets consisted of property and equipment, customer relationships, tradenames and patents and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Through June 30, 2018, we had not experienced impairment losses on our long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Issued Accounting Standards

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which replaces most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. ASU 2014-09 and its amendments were included primarily in ASC 606. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted ASC 606 effective January 1, 2018, using the modified retrospective method. There was no impact to the opening balance of reinvested earnings as of January 1, 2018.

Accounting Guidance Not Yet Adopted

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

Cash Flows

	Six months ended June 30, 2018	Six months ended June 30, 2017

CASH PAID DURING THE PERIODS FOR:
Interest	$168,871	$126,071
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of Maverick Brands, LLC, Marley Beverages, LLC and Premier Micronutrient Corporation	$-	$33,182,000
Common stock issued for settlement of note payable, including interest expense of $61,001	$872,000	$-

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has financed its operations primarily through equity and debt financings. As of June 30, 2018 and December 31, 2017, the Company had an accumulated deficit of $16,518,549 and $10,500,883 (all of which was attributed to the losses of Búcha, Inc., and one-time expenses associated with the integration and up-listing onto the NASDAQ exchange and acquisitions of Maverick, PMC and Marley during the year ended December 31, 2017 and Xing during the year ended December 31, 2016). For the six-months ended June 30, 2018 and 2017, respectively, cash flows used in operating activities were ($6,384,236) and ($6,676,764).

The 2017 acquisitions of Maverick, PMC and Marley (see Note 3) required significant cash outlays for integration and operations. The Company continues to raise funds through the issuance of its equity securities, See Note 12, Subsequent Events. With the additional proceeds received (see Subsequent Events note)and from working capital, the Company believes that its current working capital will be sufficient to meet the Company’s operating liquidity, capital expenditure and debt repayment requirements for at least another year.

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

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
$19,400,000

The following unaudited pro forma financial results reflects the historical operating results of the Company for the six -months ended June 30, 2017 and includes the pro forma results of operations as if Maverick, PMC and Marley were acquired on January 1, 2017. The unaudited pro forma financial information includes an adjustment to remove $231,925 of one-time transactional costs related to the Maverick acquisition that were expensed during the six-months ended June 30, 2017. These one-time costs were removed for pro forma purposes as the costs were non-recurring. No adjustments have been made for synergies that may result from the acquisition. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of such dates or periods, or of the Company’s future operating results.

Six months ended June 30, 2017
(unaudited)

Revenues	$29,848,729
Net loss from continuing operations	(2,172,143)
Net loss per share – Basic and diluted	$(0.06)
Weighted average number of common shares outstanding – Basic and Dilutive	36,763,854

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

Inventories consisted of the following as of:

	June 30, 2018	December 31, 2017
Finished goods	$6,969,323	$6,302,265
Raw materials	2,551,401	739,510
	$9,520,724	$7,041,775

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2018	December 31, 2017
Land and building	$518,294	$518,293
Trucks and coolers	1,286,413	1,226,053
Other property and equipment	921,147	913,053
Less: accumulated depreciation	(1,052,900)	(762,579)
	$1,672,954	$1,894,820

Depreciation expense, computed on the basis of three-to-five year useful lives for all property and equipment, and a 40-year useful life on the building, was $290,320 and $275,460 for the six months ended June 30, 2018 and 2017; respectively.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLE

Notes payable consisted of the following as of:

	June 30, 2018	December 31, 2017
Dominion Capital, net of debt discount of $169,583	$4,580,417	$-
Revolving note payable due bank	-	2,000,000
Series B note assumed from the Maverick Acquisition	616,052	1,427,051
	5,196,469	3,427,051
Less: current portion	(5,196,469)	(3,427,051)
Long-term portion, net of unamortized discounts	$-	$-

In connection with the acquisition of Maverick, the Company assumed Series B notes payable in the aggregate amount of $1,427,051. Monthly payments consist of interest only payments, which bear interest at a rate of 10% per annum. The loans are due December 2018. On June 11, 2018 the Company entered into an Exchange Agreement with the note holder whereby the Company issued 461,000 shares of its common stock to the note holder for a reduction of principal of $810,999 and interest expense of $61,001. The fair value of the commons shares $1.89 which represents the closing price on the date of executing the Exchange Agreement.

On July 6, 2017 the Company entered into a revolving credit agreement with U.S. Bank National Association. Total borrowings under the revolving credit agreement are $2,000,000 and are subject to borrowing base requirements. The credit agreement bears interest at 2.5% plus Daily Reset LIBOR Rate. Interest only payments of approximately $7,000 are due monthly with the entire principal and outstanding interest payments due on maturity on July 6, 2018. The revolving credit line is subject to a fixed charged ratio financial covenant. The Company must maintain a fixed charged coverage ratio of at least 1:15 to 1:00. As of and for the six-month period ended June 30, 2018 and for the year ended December 31, 2017, the Company was in compliance with this financial covenant. During the period ended June 30, 2018 the entire revolving credit agreement was paid in full.

On June 20, 2018 the Company entered into a Securities Purchase Agreement with an institutional investor (the "investor") (the pursuant to which the Company issued to the Investor for an aggregate purchase price payable in cash of $4,750,000, before reimbursement of expenses, a Senior Secured Convertible Promissory Note with a principal face amount of $4,750,000, which Convertible Note is, subject to certain conditions, convertible into shares of underlying common stock of the Company at a conversion price of $1.89 per share, subject to adjustment. The convertible note will mature on June 20, 2019, unless earlier repurchased by the Company or converted pursuant to its terms.

Pursuant to a registration rights agreement entered into with the investor on the closing date the Company agreed to file a registration statement on Form S-3 to register the Convertible Note and the Conversion Shares within eighty (80) days of the closing date which registration must be declared effective under the Securities Act within one hundred twenty (120) days of the closing date (each of which dates are accelerated upon an event of default under the convertible notes).

The Company and its subsidiaries and the investor entered into a security agreement pursuant to which the Company and its subsidiaries granted to the Investor a security interest in, among other items, the Company’s and the subsidiaries’ accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds as set forth in the Security Agreement. In addition, pursuant to an intellectual property security agreement, the Company and certain of its subsidiaries granted to the Investor a continuing security interest in all of the Company’s right, title and interest in, to and under certain trademarks, copyrights and patents of the Company.

The Company issued to the Investor (i) 125,661 shares of Common Stock as a commitment to the Investor; and (ii) 100,529 shares of Common Stock as payment of an additional exit fee to the Investor.

The Convertible Note has a principal face amount of $4,750,000 and bears interest at a rate equal to 8% per annum, payable monthly.  The Convertible Note has a maturity date of June 20, 2019. At the option of the Investor, the Convertible Note is convertible, in whole or part, into shares of underlying common stock at the conversion price, subject to adjustment, at the option of the Investor and upon the occurrence of certain specified events.   The failure of the Company to deliver the Conversion Shares upon the request of the Investor within the requisite time frame constitutes an event of default under the Convertible Note and subjects the Company to certain liquidates damages.

In addition, the conversion price of the Convertible Note is subject to adjustment for customary stock splits, stock dividends, combinations or similar events.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

On June 30, 2016, the Company assumed the lease commitments for New Age Beverage, LLC (NAB) and Xing Beverage, LLC (Xing) when it acquired those companies. The Colorado Springs property, previously leased by Xing, has a base rent of $14,000 per month plus common area expenses, with escalation clauses over time. On April 14, 2017 the Company entered into the Second Lease Amendment whereby extending the lease term through August 31, 2020 and new monthly rental payments of $16,400, subject to rental escalation clauses.

On January 10, 2017, the Company entered into a Purchase and Sale Agreement with an unaffiliated third party. Pursuant to the agreement, the Company sold the property located at 1700 E 68th Avenue, Denver, CO 80229 for a purchase price of $8,900,000 and entered into a lease back arrangement , whereby the Company leases the property for an initial term of ten years, with an option to extend for two successive five-year periods. The lease cost is $52,000 per month for the initial year, with two percent annual increases. The Company elected to early adopt ASU 2016-02 (‘Leases”) and, as a result, the Company recognized a Right-of-Use for the asset of approximately $4,500,000 and a corresponding liability of a similar amount as of December 31, 2017. The total Right-of-Use for the asset as of June 30, 2018 approximated 4,008,000.

Future minimum lease payments under these facilities leases are approximately as follows:

Remaining of 2018	$470,555
2019	820,800
2020	830,640
2021	840,000
2022	845,000
Thereafter	$3,806,995

Rent expense was $485,049 and $399,208 for the six months ended June 30, 2018 and 2017, respectively.

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated unaudited interim financial statements as of June 30, 2018.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, each having a par value of $0.001, with voting, distribution, dividend and redemption rights, and liquidation preferences and conversions as designated by the board of directors from time to time. The board of directors designated 250,000 shares as Series A Preferred stock, par value $.001 per share and 300,000 shares as Series B Preferred stock.

Series A Preferred Stock

Each share of Series A Preferred has the right to vote on any matter with holders of common stock and shall each have 500 votes. As of December 31, 2016, 250,000 shares of Series A Preferred were issued and outstanding. As a result of the February 17, 2017 public offering, all shares of Series A Preferred stock were rescinded, resulting in an increase to additional paid in capital of $250.

Series B Preferred Stock

The board of directors designated 300,000 shares as Series B Preferred stock, par value $.001 per shares (“Series B Preferred”). The Series B Preferred is non-voting, not eligible for dividends and ranks equal to common stock and below Series A preferred stock. Each share of Series B Preferred has a conversion rate into eight shares of common stock. As of December 31, 2017, 169,234 shares of Series B Preferred are issued and outstanding. In January 2018, all remaining 169,234 shares of Series B Preferred stock were converted into shares of common stock at a ratio of 8:1.

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

During the six months ended June 30, 2018 the Company issued common stock for the following:

●
2,560,000 shares of common stock in an equity raise

●
226,190 shares of common stock for loan origination fees

●
1,353,872 conversion of preferred shares into common shares

●
446,000 shares of common stock in exchange of principal and interest expense

●
153,300 shares to members of the board of directors

On August 3, 2016, the Company’s approved and implemented the New Age Beverages Corporation 2016-2017 Long Term Incentive Plan pursuant to which the maximum number of shares that can be granted as of June 30, 2018 is 3,517,141 shares. Grants under the Plan include options and share awards. The purpose of the Plan is to provide such individuals with additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. The shares of common stock to be issued in connection with the Plan will not be registered under the Securities Act. As of June 30, 2018 and December 31, 2017, a total of 1,117,014 and 292,565 options were outstanding under the plan.

The Offering was subject to customary closing conditions set forth in the Underwriting Agreement. The Offering is being made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-219341) (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 16, 2017, as supplemented by a preliminary prospectus supplement, dated April 9, 2018, and a final prospectus supplement, dated April 10, 2018, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – COMMON STOCK AWARDS

Long-term Incentive Plan:

On August 3, 2016, the Company’s approved and implemented the New Age Beverages Corporation 2016-2017 Long Term Incentive Plan pursuant to which the maximum number of shares that can be granted as of June 30, 2018 is 3,517,141 shares. Grants under the Plan include options and share awards. The purpose of the Plan is to provide such individuals with additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. The shares of common stock to be issued in connection with the Plan will not be registered under the Securities Act. As of June 30, 2018 and December 31, 2017, a total of 1,117,014 and 292,565 options were outstanding under the plan.

Employee stock option activities under the Incentive Plan for the three-month period ended and year ended June 30, 2018 and December 31, 2017, and changes during the years then ended are presented below:

Employee Stock Option Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value

Non-vested options at January 1, 2017	484,348	$1.11
Granted	1,099,627	$1.22
Vested	(161,449)	$1.11
Forfeited	-	$-
Non-vested options at December 31, 2017	1,422,526	$1.11
Granted	-	$-
Vested	(307,746)	$1.20
Forfeited	-	$-
Non-vested options at June 30, 2018	1,114,780	$1.20

The options granted in 2017 were fair valued using the Black-Scholes Merton model and valued at $1.33 and $0.83 per share on the grant date.

The options granted in 2018 were fair valued using the BlackScholes Merton model and valued at $1.22 per share on the grant date.

The following table presents the assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees on the grant date:

2017
Exercise price	$2.04-2.09
Dividend yield	0.0%
Risk-free interest rate	2.01%
Expected volatility	100%
Expected term (years)	1.0-3.0
Estimated forfeiture % rate	0.0%

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock Awards:

Restricted stock award activity under the Incentive Plan for the six months ended June 30, 2018 and for the year ended December 31, 2017, and changes during the years then ended are presented below:

	2018	2017
Exercise price	$2.04-2.09	2.04-2.09
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.01%	2.01%
Expected volatility	100%	100%
Expected term (years)	1.0-3.0	1.0-3.0
Estimated forfeiture % rate	0.0%	0.0%

	Service Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value

Non-vested restricted stock awards January 1, 2017	771,783	$0.33
Granted	838,178	$2.11
Vested	(740,439)	$0.33
Forfeited	-	$-
Non-vested restricted stock awards at December 31, 2017	869,522	$0.71
Granted	153,300	$2.12
Vested	(240,817)	$2.11
Forfeited	-	$-
Non-vested restricted stock awards at June 30, 2018	782,005	$2.11

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Weighted average shares outstanding – Basic	38,910,675	24,254,868	37,512,665	30,540,843
Series B preferred stock	-	-	-	-
Warrant to acquire common stock	-	100,000	-	100,000
Weighted average shares outstanding – Diluted	38,910,675	24,354,868	37,512,665	30,640,843

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

Total revenues by reporting segment for the periods presented are as follows:

	Three Months Ended June 30, (in thousands)
(In thousands)	2018	2017
DSD	$9,670	$9,806
Brands	3,693	5,300
Total revenues	$13,363	$15,106

DSD
A summary of the DSD segment’s revenues and cost of sales is as follows:

	Three Months Ended June 30, (in thousands)
(In thousands)	2018	2017
Revenues	9,670	$9,806
Cost of sales	(7,755)	(7,727)
Gross profit	$1,915	$2,079

Brands
A summary of the Brands segment’s revenues and cost of sales is as follows:

	Three Months Ended June 30 , (in thousands)
(In thousands)	2018	2017
Revenues	$3,693	$5,300
Cost of sales	(3,850)	(3,988)
Gross profit	$(157)	$1,312

	Six Months Ended June 30, (in thousands)
(In thousands)	2018	2017
DSD	$18,325	$18,272
Brands	6,596	7,621
Total revenues	$24,921	$25,893

Total assets for each reporting segment as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, December 31 (in thousands)
(In thousands)	June 30, 2018	December 31, 2017
DSD	$17,513	$16,630
Brands	51,816	51,042
Total Assets	$69,329	$67,672

DSD
A summary of the DSD segment’s revenues and cost of sales is as follows:

	Six Months Ended June 30, (in thousands)
(In thousands)	2018	2017
Revenues	18,325	$18,272
Cost of sales	(14,382)	(14,453)
Gross profit	$3,943	$3,819

Brands
A summary of the Brands segment’s revenues and cost of sales is as follows:

	Six Months Ended June 30 , (in thousands)
(In thousands)	2018	2017
Revenues	$6,596	$7,621
Cost of sales	(6,164)	(5,614)
Gross profit	$432	$2,007

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were available for issuance.

Subsequent to June 30, 2018 an additional 183,458 shares of common stock were issued to remaining Series B Note holders to convert their debt to equity.

The Company secured an ABL commitment with availability up to $12 million based on eligible assets. Interest rate at approximately 7%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 30, 2017 filed on April 17, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

Overview

We are a Colorado-based healthy beverage company engaged in the development and commercialization of a portfolio of organic, natural and other better-for-you beverages. We market a full portfolio of Ready-to-Drink (“RTD”) better-for-you beverages including competitive offerings in the kombucha, tea, coffee, functional waters, relaxation drinks, energy drinks, rehydrating beverages, and functional medical beverage segments. We differentiate our brands through superior functional performance characteristics and ingredients and offer products that are 100% organic and natural, with no high-fructose corn syrup (“HFCS”), no-genetically modified organisms (“GMOs”), no preservatives, and only natural flavors, fruits, and ingredients. We rank as the 56th largest non-alcoholic beverage company in the world, one of largest healthy beverage companies, and the fastest growing according to Beverage Industry Magazine annual rankings and Markets and Markets over the past two years.

Our company mission is to inspire and elevate the human spirit. We intend to do this by not only providing healthier and better-for-you beverage alternatives, but also by embodying “Live Healthy” in all we do as an example for consumers. By staying true to that purpose and via flawlessly executing our business plan, we expect to achieve our corporate goal of becoming the world’s leading healthy beverage company. Leading however does not necessarily mean largest. Rather, we intend to have the leading brands for consumers, provide the leading growth for retailers and distributors, and leading return on investment for shareholders. Our target market is health conscious consumers, who are becoming more interested and better educated on what is included in their diets, causing them to shift away from less healthy options such as carbonated soft drinks or other high caloric beverages and towards alternative beverages choices. Management believes consumer awareness of the benefits of healthier lifestyles and the availability of heathier beverages is rapidly accelerating worldwide, and we are capitalizing on that shift as the only one stop shop provider of healthy beverages.

Highlights

We generate revenue through the commercialization of our portfolio of brands to consumers via our retailer partners and directly via our own Ecommerce system.   We believe that on a consolidated basis, and with the reductions in operating expenses in each of the acquired companies in 2016 and 2017, the integrated company will generate sufficient cash flow internally to meet its needs.  We have eliminated more than $15 million in costs from all of its business, and believe there are substantial incremental COGS and operating expenses reduction opportunities.  As the Company changes its mix of products and channels during the course of the strategic plan period, we believe that the Company can reach 50% gross margin, and reduced operating expenses to less than 25% of net sales, whilst increasing investment behind brand building.

In addition to driving organic growth on the healthy beverage platform the Company has established, the Company has recently taken actions to strengthen its financial flexibility.  In April 2018, the Company raised $4 million dollars through the sale of equity to meet working capital needs for inventory in expanded distribution.  In June 2018, the firm emplaced a $4.75 million financing at an annualized interest rate of 8%.

The following are highlights of our operating results for the three months ended June 30, 2018 versus the three months ended June 30, 2017:

Revenue. During the three months ended June 30, 2018, we generated gross revenue of $15,223,779 compared to $16,038,638 for the three months ended June 30, 2017, a decline of 5.1%. Our revenue for the quarter was negatively impacted by inventory shortfalls that affected revenue approximately $2.7 million.  We generated net revenue of $13,362,408 and $15,104,795 for the three months ended June 30, 2018 and 2017, reflective of negative inventory impact.

Gross Margin. Gross margin for the three months ended June 30, 2018 was 13.2% compared to 22.4% for the three months ended June 30, 2017, as we incurred significant incremental production and shipping costs associated with reallocating what inventory we did have available to its most vital customers.

Operating Expenses. During the quarter ended June 30, 2018, our operating expenses were $5,004,645, as compared to $3,724,749 for the three months ended June 30, 2017. The increase was primarily attributable to the infrastructures and integration of the Maverick, Marley and PMC acquisitions and the non-cash associated with stock compensation expense and increased amortization expense attributable to the intangible assets.

Adjusted EBITDA. For the three months ended June 30, 2018, adjusted EBITDA was ($1,602,811) driven by our temporary pressure on working capital and the resulting inability to procure the necessary inventory to meet demand, coupled with the incremental costs associated with production and shipping of available inventory.

Management defines adjusted EBITDA as earnings before income tax, depreciation and amortization, one-time compensation and acquisition charges, interest expense, shared-based compensation and other acquisition-related integration charges. Management believes adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations because it removes material one-time and non-recurring charges. These one-time charges are not anticipated to be incurred within a two-year period. The Company does not anticipate further capital raises subsequent to the funding noted in the Subsequent Events footnote. As a result, certain professional fees incurred in the connection with raising capital will not be incurred.

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

The following table includes the reconciliation of our consolidated US GAAP net loss to our consolidated Adjusted EBITDA for the three months ended June 30, 2018:

	June 30,	June 30,
	2018	2017
Net loss	$(3,366,411)	$2,496,682
Interest expense	124,287	45,791
Depreciation and amortization	536,315	235,857
Non-cash charges:
Share-based compensation	520,998	-
Contingent liability change	-	-
One-time charges:
Incremental freight	232,000	-
Deductions -Discontinued Products	100,000	175,000
Professional fees	250,000	-
Adjusted EBITDA	$(1,602,810)	$2,953,330

Results of Operations

The remainder of this MD&A discusses our continuing operations of the Company.

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017

REVENUES, net	$13,362,408	$15,104,795
Cost of Goods Sold	11,168,086	11,294,771

GROSS PROFIT	2,194,322	3,810,024

Shipping costs	435,276	419,179
CONTRIBUTION MARGIN	1,759,046	3,390,845

Operating expenses	5,004,646	3,724,749
Other expenses	120,811	(2,830,586)
Net income (loss)	$(3,366,411)	$2,496,682

Revenues

Net revenues for the three months ended June 30, 2018 were $13,362,408 as compared to $15,104,795 for the three months ended June 30, 2017, due primarily to inventory shortfalls of approximately $5.0 million. DSD Division revenues were consistent for the three months ended June 30, 2018, despite the inventory impact. In the Brands Division, significant new distribution for the Company’s brands occurred in the quarter that the company was unable to completely fulfill, but is expected to have full impact in the second half of the year. In 2017 the Company primarily focused on integrating the acquisitions, building the infrastructure, and rearchitecting the brand portfolio and developing new products within its core brands. With those components now largely in place, we believe that our “new” portfolio in broader distribution is in a position to contribute significant greater organic growth.

Cost of Goods Sold

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017

Cost of goods sold	$11,168,086	$11,294,771
Shipping costs	435,276	419,179
Cost of goods sold including shipping	$11,603,362	$11,713,950

Cost of goods sold for the three months ended June 30, 2018 was $11,168,085, as compared to, $11,294,771 for the three months ended June 30, 2017, a decrease of 1.1%. DSD Division costs of sales were consistent with the three months ended June 30, 2017. Numerous one-time production, internal freight and transfer issues impact cost of goods sold, especially in the Brands Division during the quarter that are not expected to be repeated once the working capital challenge for the Company is solved.

Operating Expenses

	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017
Advertising, promotion and selling	$488,550	$894,144
General and administrative	4,232,665	2,698,561
Legal and professional	283,431	132,044
Total operating expenses	$5,004,646	$3,272,749

During the quarter ended June 30, 2018, our operating expenses were $5,004,646, as compared to $3,724,749 for the three months ended June 30, 2017. The increase was primarily attributable to the infrastructures and integration of the Maverick, Marley and PMC acquisitions and the non-cash associated with stock compensation expense.

Other Expenses

The change on Other Expenses were directly attributed to the recognition of the gain on the sale of the building during 2017. The gain on sale was approximately $3,700,000 for the period ended June 30, 2017.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017

REVENUES, net	$24,920,611	$25,892,596
Cost of Goods Sold	19,677,668	18,917,545

GROSS PROFIT	5,242,943	6,975,051

Shipping costs	867,471	1,148,877
CONTRIBUTION MARGIN	4,375,472	5,826,174

Operating expenses	10,108,701	6,586,198
Other expenses	284,434	(2,549,352)
Net income (loss)	$(6,017,663)	$1,789,328

Revenues

Net revenues for the Six months ended June 30, 2018 were $24,920,611 as compared to $25,892,596 for the six months ended June 30, 2017, due primarily to inventory shortfalls of approximately $5.0 million. In the DSD Division, revenues for the six months were consistent with the six months ended June 30, 2017. In the Brands Division, significant new distribution for the Company’s brands occurred in the quarter that the company was unable to completely fulfill as a result of our working capital constraints, but is expected to have full impact in the second half of the year. In 2017 the Company primarily focused on integrating the acquisitions, building the infrastructure, and rearchitecting the brand portfolio and developing new products within its core brands. With those components now largely in place, New Age’s “new” portfolio in broader distribution is in a position to contribute significant greater organic growth.

Cost of Goods Sold

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Cost of goods sold	$19,677,668	$18,917,545
Shipping costs	867,471	1,148,877
Cost of goods sold including shipping	$20,545,139	$20,066,422

Cost of goods sold for the six months ended June 30, 2018 was $20,545,139, as compared to, $20,066,422 for the six months ended June 30, 2017, an increase if 2.4%. Costs of sales in the DSD Division were in line with the prior six month period ended June 30, 2017. In the Brands Division primarily, numerous one-time production, internal freight and transfer issues impact cost of goods sold during the quarter that are not expected to be repeated once the working capital challenge for the Company is solved.

Operating Expenses

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Advertising, promotion and selling	$989,755	$1,591,911
General and administrative	8,581,513	4,788,852
Legal and professional	537,433	205,435
Total operating expenses	$10,108,701	$6,586,198

During the six-months ended June 30, 2018, our operating expenses were $10,108,701, as compared to $6,586,198 for the six months ended June 30, 2017. The increase was primarily attributable to the infrastructures and integration of the Maverick, Marley and PMC acquisitions and the non-cash associated with stock compensation expense.

Other Expenses

The change on Other Expenses were directly attributed to the recognition of the gain on the sale of the building during 2017. The gain on sale was approximately $3,700,000 for the period ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $213,446. The Company has always operated with a limited cash balance. This led management to the decision to raise additional capital through the sale and issuance of an additional 2,285,715 shares of common stock on April 10, 2018 in a public offering for net proceeds of approximately $3,500,000. On July 20, 2018, The Company raised $4.75 million through the sale of a convertible note. The conversion price of the convertible note is $1.89 and the interest rate is 8%. Management continues to explore its options to improve its working capital position, including closing a planned asset-backed line of credit in the immediate future. There can be no assurance that the Company will be able to consummate the financing facility upon terms acceptable to the Company or if at all.

The acquisitions in 2017 and 2016 substantially improved the Company’s scale and ability to be profitable. Through the sale of additional equity and a convertible note in the second quarter of 2018, we have improved our working capital position and funded operating losses. However, we will continue to explore all options to improve The Company’s liquidity and working capital position so its can grow it branded business and reach consistent profitability. We may also seek to sell additional equity and debt securities. Any sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Working Capital

	June 30, 2018	December 31, 2017
Current assets	$18,923,218	$16,224,143
Less: current liabilities	12,771,437	10,313,259
Working capital	$6,151,781	$5,910,884

Cash Flows

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net cash used in operating activities	$(6,423,480)	$(6,676,764)
Net cash provided by (used in) investing activities	(64,079)	6,485,875
Net cash provided by (used in) financing activities	6,415,760	(58,292)
Net change in cash	$(71,799)	$(249,181)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $(6,423,480). Net cash used in operating activities for the six months ended June 30, 2017 was $(6,676,764). The change was attributable to the Company’s working capital constraints during the six months ended June 30, 2018.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 is primarily driven by small capital purchases versus the $6,485,875 net cash provided by investing activities for the six months ended June 30, 2017 primarily driven by the acquisition of Maverick Brands and proceeds from the sale of the building.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $6,415,760. Net cash used in (used in) financing activities for the six months ended June 30, 2017 was $(58,292). The change was attributable to the Company’s equity raise of approximate $3,800,000 and debt financing of approximately $4,600,000 during the six months ended June 30, 2018.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited interim condensed consolidated financial statements included herein for the quarter ended June 30, 2018.

Newly Issued Accounting Pronouncements

During the year ended December 30, 2017, we early adopted the new lease accounting standards issued by the FASB ASU No. 2016-02, Leases. This ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The impact of adopting this standard resulted in an ROU and lease liability on the consolidated balance sheet of approximately $4MM as of June 30, 2018.

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

Long-lived Assets

Our long-lived assets consisted of property and equipment and customer relationships and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the three months ended June 30, 2018 and 2017, respectively, we had not recognized impairment losses on our long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

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

As of June 30, 2018 we have no future contractual obligations or commitments, other than lease and debt payments as defined in the Company’s balance sheet.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 30, 2017, respectively, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

NEW AGE BEVERAGES CORPORATION

Date: August 14, 2018	By:	/s/ Brent Willis
Brent Willis
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Chuck Ence
Chuck Ence
Chief Financial Officer