Form 10-K/A
period 2017-12-31
New Age Beverages Corp
filed 2018-08-17
CIK 1579823

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
  Amendment No. 1

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

EXPLANATORY NOTE

New Age Beverages Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 17, 2018 (the “Form 10-K”) to update Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to revise the Company’s disclosure of EBITDA to retitle as Adjusted EBITDA and reflect the adjustments made by the Company to EBITDA. The audit report of its independent registered accounting firm was also updated in the 10-K/A to include a subsection titled Emphasis of Matter. In addition, the Form 10-K/A includes edits made to clean up certain printer errors to the Form 10-K.

Other than with respect to the foregoing, this Form 10-K/A does not modify or update in any way the disclosures made in the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date, other than as described above.

In connection with the filing of this Form 10-K/A and pursuant to the rules of the Securities and Exchange Commission, we are including with this Form 10-K/A new certifications by our principal executive officer and principal financial officer as of the date of this filing.

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

All forward-looking statements involve risks, assumptions and uncertainties. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

On April 1, 2015, American Brewing acquired the assets of B&R Liquid Adventure, which included the brand, Búcha Live Kombucha. Prior to acquiring the Búcha Live Kombucha brand and business, we were a craft brewery operation. In April 2016, new management assumed daily operation of the business, and began the implementation of a new vision for the Company. In May 2016 we changed our name to Búcha, Inc. (“Búcha”), and then on June 30, 2016, we acquired the combined assets of “Xing” including Xing Beverage, LLC, New Age Beverages, LLC, Aspen Pure, LLC, and New Age Properties. We then shut down all California operations where Búcha was based, relocated the Company’s operational headquarters to Denver, Colorado, and changed our name to New Age Beverages Corporation. On October 1, 2015, we then sold American Brewing including their brewery, brewery assets and its related liabilities to focus exclusively on the healthy beverages. We recognized the sale of our brewery and brewery operations as a discontinued operation beginning in the third quarter of 2015, and ultimately concluded the transaction in February 2016. In February 2017, we uplisted onto The NASDAQ Capital Market. In March 2017, we acquired the assets of Maverick Brands, including their brand Coco-Libre. In June 2017, we acquired the assets of Premier Micronutrient Corporation (“PMC”), and also completed the acquisition of the Marley Beverage Company (“Marley”) including the brand licensing rights to all Marley brand ready to drink beverages.

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

– Expand gross and adjusted EBITDA margins

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

Gross Margin. Gross margin for the year ended December 31, 2017 was 29% (excluding shipping costs), compared to 27% for the year ended December 31, 2016, an increase of 2 percentage points. The increase in gross margin was due to several factors, including (1) a significant change in mix, (2) an increase in gross sales, (3) reduced freight costs and manufacturing labor, and (4) improved raw material and packaging supply costs including gaining the benefits of increased scale. Cost of goods sold remains the Company’s most significant opportunity to improve net profitability. Our cost of goods sold (including shipping) for the year ended December 31, 2017 was $39,788,384 equating to 76.2% of net revenue compared to $19,505,580 equating to 77.1% of net revenue in for the year ended December 31, 2016, reflective of the focus and improvement made in improving cost of goods sold in 2017.

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

Adjusted EBITDA. During the year ended December 31, 2017, we incurred numerous one-time expenses associated with the financing of the Company, the uplist onto The NASDAQ Capital Market exchange, and the three acquisitions that occurred during 2017. When removing the one-time impacts and non-cash charges, adjusted EBITDA approximated $5,182,000.

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

We removed one-time and non-recurring charges comprising of stock compensation expenses that were incurred below specifically for individual acquisition. We also removed the costs for completion of the NASDAQ uplisting, due diligence and professional fees incurred specifically tied to each acquisition. The costs of severance and lease termination incurred for Maverick Brands, LLC and Maverick Beverages, LLC which we acquired were excluded as well. None of these listed costs were subsequently incurred and we do not expect they will recur in the next two years since each of the transactions have been completed.

	Maverick Brands LLC	PMC Holdings, Inc.	Marley Beverage Company, LLC	Xing Beverages, LLC	Totals

2017
Stock compensation expense	$ 450	$ 500	$ 781	$ -	$ 1,731
Cost and payments for completion of acquisitions and NASDAQ uplisting	225	50	399	-	674
Due diligence and professional services fees incurred for acquisitions	200	72	200	-	472
Lease termination charges incurred for acquisitions	100	-	48	-	148
Severance charges incurred for former employees from acquisitions	700	-	99	-	799
Integration of synergies	2,220	40	800	-	3,060

2016
Stock compensation expense	$ -	$ -	$ -	$ 982	$ 982
Cost and payments for completion of acquisitions and NADAQ uplisting	-	-	-	251	251
Due diligence and professional services fees incurred for acquisitions	-	-	-	1,631	1,631
Lease termination charges incurred for acquisitions	-	-	-	41	41
Severance charges incurred for former employees from acquisitions	-	-	-	83	83
Integration of synergies	-	-	-	35	35

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

The following table includes the reconciliation of our consolidated US GAAP net loss to our consolidated adjusted EBITDA:

	Years ended
	December 31,
	2017	2016
(In thousands)
Net loss	$(3,536)	$(3,633)
Depreciation and amortization	1,606	523
Interest expense	228	299
Stock compensation expense	1,731	982
One-time charges:
Cost and payments for completion of acquisitions and NADAQ uplisting	674	251
Due diligence and professional services fees incurred for acquisitions	472	1,631
Lease termination charges incurred for acquisitions	148	41
Severance charges incurred for former employees from acquisitions	799	83
Integration of synergies	3,060	35
Total one-time charges	5,153	2,041
Adjusted EBITDA	$5,182	$212

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

Organic growth of the Búcha Live Kombucha brand contributed to overall revenue growth, with the brand more than tripling in scale since integration and conversion to being shelf stable, along with the contribution of the DSD Division. Most new distribution for the firm, which is one of the key revenue drivers and strategic pillars of the firm, did not occur until the beginning of 2018, as in 2017, we were in the process of creating the business, financial, and brand portfolio foundation of the Company. With that now largely in place, and with a rearchitecting of the acquired brands, the core brands and additions to the portfolio in broader distribution are in a position to contribute significant greater organic growth.

Cost of Goods Sold

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Production costs and labor	$ 37,114,005	$ 18,408,750
Shipping cost	2,674,379	1,096,830
Cost of goods sold	$ 39,788,384	$ 19,505,580

Total cost of goods sold for the year ended December 31, 2017 was $39,788,384 as compared to $19,505,580 for the year ended December 31, 2016.

Gross margin (not including shipping) reached 29% for the year ended December 31, 2017 compared to 27% for the year ended December 31, 2016. The increase in the gross margin was due to several factors, including (1) a significant change in mix, (2) an increase in gross sales, (3) reduced freight costs and manufacturing labor, and (4) improved raw material and packaging supply costs including gaining the benefits of increased scale.

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

Total operating expenses for the twelve months ended December 31, 2017 were $18,448,964, an increase of $9,025,981 as compared to $9,422,983 for the year ended December 31, 2016. The primary reason for the significant increase was the formation of the Company including the acquisitions and integration of Búcha, Xing, Coco-libre, Marley, and PMC in the years ended December 31, 2017 and 2016. The increase was also attributable to one-time, nonrecurring costs associated with creating and financing the entity totaling approximately $5,153,000.

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

Current liabilities are comprised of accounts payable and accrued expenses as of December 31, 2017 and 2016, respectively, and a current portion of a note payable totaling $3,427,051 and $4,562,179, as of December 31, 2017 and 2016, respectively.

Cash Flows

	Year ended December 31, 2017	Year Ended December 31, 2016
Net cash (used in) provided by operating activities	$(8,410,777)	$975,176
Net cash provided by (used in) investing activities	6,227,421	(8,547,198)
Net cash provided by financing activities	1,939,513	8,057,254
Net change in cash	$(243,843)	$485,232

Operating Activities

Net cash (used in) operating activities for the year ended December 31, 2017 was $(8,410,777). Net cash provided by operating activities for the year ended December 31, 2016 was $975,176. The change was attributable to one-time charges incurred for the acquisitions, gain on sale of the building and changes in working capital.

Investing Activities

Net cash provided by investing activities is primarily driven by proceeds from the our sale of the building and the purchase of Maverick Brands, LLC was $6,227,421. Net cash used in investing activities for the year ended December 31, 2016 was $(8,547,198) and primarily driven by our acquisition of Xing.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the years ended December 31, 2017 and 2016, respectfully.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Age Beverages Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter
As discussed in Notes 1 and 10 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2017 due to the early adoption of ASU 2016-02, Leases. Our opinion is not modified with respect to that matter.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2016.
Tampa, Florida
April 17, 2018

  4806 West Gandy Boulevard  ● Tampa, Florida 33611 ●  813.440.6380

NEW AGE BEVERAGES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$285,245	$529,088
Accounts receivable, net of allowance for doubtful accounts	7,462,065	4,729,356
Inventories	7,041,775	4,420,632
Prepaid expenses and other current assets	1,435,058	326,846
Total current assets	16,224,143	10,005,922

Prepaid expenses, long-term	504,355	-
Property and equipment, net of accumulated depreciation	1,894,820	7,286,201
Security deposit	197,515	-
Right-of-use asset	4,064,883	-
Goodwill	21,230,212	4,895,241
Intangible assets, net of accumulated amortization	23,556,251	4,538,674
Total assets	$67,672,179	$26,726,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,370,491	$4,415,043
Accrued expenses	2,276,638	2,465,526
Contingent consideration	800,000	-
Lease liability, current	239,079	-
Current portion of notes payable	3,427,051	4,562,179
Total current liabilities	10,313,259	11,442,748

Notes payable, net of unamortized discounts and current portion	-	10,374,675
Lease liability, net of current portion	3,820,865	-
Contingent Consideration	800,000	-
Related party debt, net of unamortized discount	-	29,961
Total liabilities	14,934,124	21,847,384

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 35,171,419 shares issued and outstanding at December 31, 2017 and 21,900,106 shares issued and outstanding at December 31, 2016	35,171	21,900
Series A Preferred stock, $0.001 par value: 250,000 shares authorized, 0 shares issued and outstanding at December 31, 2017 and 250,000 shares issued and outstanding as of December 31, 2016	-	250
Series B Preferred stock, $0.001 par value: 300,000 shares authorized, 169,234 shares issued and outstanding at December 31, 2017 and 284,807 shares issued and outstanding at December 31, 2016	169	285
Additional paid-in capital	63,203,598	11,821,176
Accumulated deficit	(10,500,883)	(6,964,957)
Total stockholders’ equity	52,738,055	4,878,654
Total liabilities and stockholders’ equity	$67,672,179	$26,726,038

See accompanying notes, which are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31, 2017	December 31, 2016
REVENUES, net	$52,188,295	$25,301,806
Cost of Goods Sold	39,788,384	19,505,580

GROSS PROFIT	12,399,911	5,796,226

OPERATING EXPENSES:
Advertising, promotion and selling	3,840,332	1,584,104
General and administrative	13,940,583	6,367,606
Legal and professional	668,049	1,471,273
Total operating expenses	18,448,964	9,422,983

LOSS FROM OPERATIONS	(6,049,053)	(3,626,757)

OTHER INCOME (EXPENSE):
Interest expense	(228,039)	(299,080)
Other expense	(698,899)	-
Other income	3,440,065	292,758
Total other income (expense), net	2,513,127	(6,322)

NET LOSS	$(3,535,926)	$(3,633,079)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.12)	$(0.19)

See accompanying notes, which are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2017 and 2016

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	15,435,651	$15,436	250,000	$250	254,807	$255	$ 3,811,049	$ (3,331,878)	$495,112

Issuance of common stock in connection with Xing acquisition	4,353,915	4,354	-	-	-	-	6,990,646	-	6,995,000
Issuance of common stock in connection with services provided	1,296,757	1,296	-	-	30,000	30	726,454	-	727,780
Restricted stock awards issued to employees	771,783	772	-	-	-	-	253,916	-	254,688
Exercise of warrants	42,000	42	-	-	-	-	20,958	-	21,000
Issuance of warrants	-	-	-	-	-	-	18,153	-	18,153
Net loss	-	-	-	-	-	-	-	(3,633,079)	(3,633,079)

Balance at December 31, 2016	21,900,106	21,900	250,000	250	284,807	285	11,821,176	(6,964,957)	4,878,654

Issuance of common stock in connection with public offering	4,928,571	4,929	-	-	-	-	15,394,034	-	15,398,963
Issuance of common stock in connection with the acquisition of Maverick Brands, LLC	2,200,000	2,200	-	-	-	-	9,083,800	-	9,086,000
Issuance of common stock in connection with the acquisition of Marley Beverages, LLC	3,000,000	3,000	-	-	-	-	18,597,000	-	18,600,000
Issuance of common stock in connection with the acquisition of Premier Micronutrient Corporation	1,200,000	1,200	-	-	-	-	5,494,800	-	5,496,000
Issuance of common stock in connection with services provided	395,184	395	-	-	-	-	1,985,659	-	1,986,054
Restricted stock awards issued to employees	250,000	250	-	-	-	-	514,750		515,000
Share-based compensation employee stock option plan	-	-	-	-	-	-	162,374	-	162,374
Recession of Series A Preferred Shares	-	-	(250,000)	(250)	-	-	250	-	-
Conversion of of Series B Preferred Stock	924,584	924	-	-	(115,573)	(116)	(808)	-	-
Exercise of warrants	372,974	373	-	-	-	-	150,563	-	150,936
Net loss	-	-	-	-	-	-	-	(3,535,926)	(3,535,926)
Balance at December 31, 2017	35,171,419	$35,171	-	$-	169,234	$169	$63,203,598	$(10,500,883)	$52,738,055

See accompanying notes, which are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,535,926)	$(3,633,079)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	577,895	183,622
Amortization of debt discount	98,575	46,940
Amortization of intangible assets	1,028,443	340,126
Share-based compensation	1,731,240	982,468
Gain on sale from building	(3,272,653)	-
Bad debt expense	63,257	-
Accrued acquisition costs	-	753,857
Changes in operating assets and liabilities:
Accounts receivable	(2,363,882)	1,157,932
Inventories	(299,632)	623,005
Prepaid expenses and other assets	(465,543)	192,389
Net change in right-of-use leased asset	(4,939)	-
Accounts payable	(1,778,723)	327,916
Accrued expenses	(188,889)	-
Net cash (used in) provided by operating activities	(8,410,777)	975,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(562,570)	(47,198)
Business acquisitions, net of cash received	(2,000,000)	(8,500,000)
Proceeds from sale of the building	8,789,991	-
Net cash provided by (used in) investment activities	6,227,421	(8,547,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and bank indebtedness	2,000,000	10,700,000
Proceeds from convertible note payable	-	200,000
Net factoring advances	-	(110,663)
Exercise of stock warrant	150,936	21,000
Issuance of common stock in connection with public offering	15,398,963	-
Repayment of notes payable to related party	(29,961)	-
Repayment of notes payable and capital lease obligations	(15,580,425)	(2,753,083)
Net cash provided by financing activities	1,939,513	8,057,254

NET CHANGE IN CASH	(243,843)	485,232
CASH AT BEGINNING OF PERIOD	529,088	43,856
CASH AT END OF PERIOD	$285,245	$529,088

See accompanying notes, which are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

On April 1, 2015, American Brewing acquired the assets of B&R Liquid Adventure, which included the brand, Búcha Live Kombucha. Prior to acquiring the Búcha Live Kombucha brand and business, we were a craft brewery operation. In April 2016, new management assumed daily operation of the business, and began the implementation of a new vision for the Company. In May 2016 we changed our name to Búcha, Inc. (“Búcha”), and then on June 30, 2016, we acquired the combined assets of “Xing” including Xing Beverage, LLC, New Age Beverages, LLC, Aspen Pure, LLC, and New Age Properties. We then shut down all California operations where Búcha was based, relocated the Company’s operational headquarters to Denver, Colorado, and changed our name to New Age Beverages Corporation. On October 1, 2015, we then sold American Brewing including their brewery, brewery assets and its related liabilities to focus exclusively on the healthy beverages. We recognized the sale of our brewery and brewery operations as a discontinued operation beginning in the third quarter of 2015, and ultimately concluded the transaction in February 2016. In February 2017, we uplisted onto The NASDAQ Capital Market. In March 2017, we acquired the assets of Maverick Brands, including their brand Coco-Libre. In June 2017, we acquired the assets of Premier Micronutrient Corporation (“PMC”), and also completed the acquisition of the Marley Beverage Company (“Marley”) including the brand licensing rights to all Marley brand ready to drink beverages.

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

Share-Based Compensation

The Company accounts for share--based compensation to employees in accordance with ASC 718 Compensation—Stock Compensation. Share- based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for share-based compensation to other than employees in accordance with Financial Standards Accounting Board (FASB) ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share -based payments using the Black-Scholes option- pricing model for common stock options and warrants and the latest fair market price of the Company’s common stock for common share issuances. The Company has not experienced any forfeitures and does not expect forfeitures.

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

Property and Equipment

Property and equipment consists primarily of building, brewing equipment, vehicles and coolers and are stated at cost.  Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets, generally five years.  Major renewals and betterments that extend the life of the property are capitalized.  Expenditures for repairs and maintenance are expensed as incurred.

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

Estimated Chargebacks

Included in accrued expenses are estimated chargebacks which represent certain incentives including, but not limited to, cash discounts, funds for promotional and marketing activities, volume-based programs and for anticipated price differences. Amounts are based on estimated historical amounts. As of December 31 2017 and 2016, the total amount of chargebacks were $919,221 and $175,987.

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

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modifiedretrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. During the year ended December 31, 2017 management elected to early adopt the guidance under ASU 2016-02. Management’s decision was based on the stock price during the year would most likely result in the Company entering into and being designated an accelerated filer by June 30, 2019, which would result in management having to restate the financial statements to reflect the adoption of the new standard.

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

In connection with the Acquisition of Maverick, the Company assumed Series B notes payable of $1,472,051. In addition, in connection with the public offering of common stock in February 2017, proceeds were used to reduce the previously outstanding note balances. Monthly payments consist of interest only payments, which approximate 10% per annum. The loans are due December 2018.

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

NOTE 9 – RELATED PARTY DEBT

Related Party debt consisted of the following as of:

	December 31, 2017	December 31, 2016
Related party debt, net of unamortized discounts of $0 and $30,039 as of December 31, 2017 and 2016, respectively	$-	$29,961
Less: current portion	-	-
Long-term portion, net of unamortized discount	$-	$29,961

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

Common stock issued for services

During the year ended December 31, 2017, shares of common stock were issued to employees and non-employees in connection with services rendered as follows:

●
250,000 shares were issued to employees for services rendered. The Company determined the fair market value (FMV) to be $1.61 to $2.11 per share at the time of issuance. Shares vest over a three year vesting period.

●
395,184 shares were issued to non-employee pursuant to services rendered. Shares were valued at $1,984,104. The Company determined the FMV to be the share price on the date of issuance, which ranged from $1.61 to $5.00.

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

Included in stockholders’ equity as of December 31, 2017 and 2016 are prepaid share-based compensation of approximately $1,000,000 and $-, of which approximately $500,000 and $- are presented as long-term on the consolidated balance sheets under the caption Prepaid Expenses, long-term. These amounts represent the prepaid compensation to employees and certain non-employees for services rendered.

Long-term Incentive Plan:

On August 3, 2016, the Company’s approved and implemented the New Age Beverages Corporation 2016-2017 Long-Term Incentive Plan (the “Plan”) pursuant to which the maximum number of shares that can be granted is 1,000,000 shares. Grants under the Plan include options awards. The purpose of the Plan is to provide such individuals with additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. The shares of common stock to be issued in connection with the Plan will not be registered under the Securities Act. As of December 31, 2017 and 2016, a total of 438,848 options were granted under the Plan.

Employee stock option activities under the Incentive Plan for the years ended December 31, 2017 and 2016, and changes during the years then ended are presented below:

Employee Stock Option Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value
Non-vested options at January 1, 2016	-	$-
Granted	484,348	$1.11
Vested	-	$-
Forfeited	-	$-
Non-vested options at December 31, 2016	484,348	$1.11

Non-vested options at January 1, 2017	484,348	$1.11
Granted	1,099,627	$1.22
Vested	(161,449)	$1.11
Forfeited	-	$-
Non-vested options at December 31, 2017	1,422,526	$1.11

The options were fair valued using the Black-Scholes Merton model and valued at $1.11 per share on the grant date.

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

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMON STOCK WARRANTS

As of December 31, 2017 and 2016, the Company had a warrant to purchase 0 and 100,000 shares of common stock outstanding with an exercise of $0.40 per share. The warrant expires in March 2019. A summary of common stock warrants activity for the years ended December 31, 2017 and 2016 is as follows:

		Weighted Average
	Number	Exercise Price
Warrants outstanding December 31, 2015	1,127,000	$0.94
Granted	372,974	$0.40
Exercised	(42,000)	$0.50
Forfeited	(1,085,000)	$0.96
Warrants outstanding December 31, 2016	372,974	$0.40
Warrants exercisable as of December 31, 2016	372,974	$0.40
Warrants outstanding December 31, 2016	372,974	$0.40
Granted	-	$-
Exercised	(372,974)	$0.40
Forfeited	-	$-
Warrants outstanding December 31, 2017	-	0.40
Warrants exercisable as of December 31, 2017	-	0.40

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

NOTE 13 –RESTRICTED STOCK AWARDS

Restricted stock award activity under the Incentive Plan for the years ended December 31, 2017 and 2016, and changes during the years then ended are presented below:

	Service Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted stock awards at January 1, 2016	-	$-
Granted	771,783	$0.33
Vested	-	$-
Forfeited	-	$-
Non-vested restricted stock awards at December 31, 2016	771,783	$0.33

Non-vested restricted stock awards January 1, 2017	771,783	$0.33
Granted	838,178	$2.11
Vested	(740,439)	$ 0.33
Forfeited	-	$-
Non-vested restricted stock awards at December 31, 2017	869,522	$ 0.71

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

As of December 31, 2017 and 2016, the Company has a valuation allowance against 100% of the deferred tax assets, which is primarily composed of net operating loss (orNOL) carryforwards. Even though the Company has reserved all of these net deferred tax assets for book purposes, the Company would still be able to utilize them to reduce future income taxes payable should the Company have future taxable earnings. To the extent the deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods. As of December 31, 2017 and 2016, the Company had NOL carryforwards for both Federal and state tax purposes of approximately $10.9 million, which are available to offset taxable income through 2037. Our NOL carryforwards begin to expire in 2028.

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

	Year ended	Year ended
	December 31, 2017	December 31, 2016
Weighted average shares outstanding – Basic	30,616,506	18,889,608
Series B preferred stock	-	-
Warrant to acquire common stock	-	-
Weighted average shares outstanding – Diluted	30,616,506	18,889,608

NOTE 16 – STATEMENTS OF CASH FLOWS

Supplemental Disclosures

	Year ended December 31, 2017	Year ended December 31, 2016
CASH PAID DURING THE PERIODS FOR:
Interest	$228,039	$189,470
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of Maverick Brands, LLC, Marley Beverages, LLC and Premier Micronutrient Corporation	$33,182,000	$ -
Warrants issued with convertible debt	$-	$18,153
Common stock issued for acquisition of Xing Beverage, LLC	$-	$6,995,000
Promissory note issued for acquisition of Xing Beverage, LLC	$-	$4,500,000
Convertible debt and accrued interest converted into shares of Series B Preferred stock	$-	$225,872
Conversion of Series B Preferred stock in common stock	$-	$-

Supplemental cash flow information regarding the Company’s acquisitions in 2017 and 2016 are as follows:

	2017	2016
Fair value of assets acquired	$ 39,688,219	$ 27,521,874
Less liabilities assumed	(4,506,219)	(7,526,874)
Net assets acquired	35,182,000	19,995,000
Less shares issued	(33,182,000)	(6,995,000)
Less note payable	(-)	(4,500,000)
Business acquisitions, net of cash acquired	$ 2,000,000	$ 8,500,000

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

Total revenues by reporting segment for the years presented are as follows:

	Years Ended December 31,
(In thousands)	2017	2016
DSD	$37,545	$18,211
Brands	14,543	7,091
Total revenues	$52,188	$25,302

NEW AGE BEVERAGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SEGMENT INFORMATION (continued)

Total assets for each reporting segment as of December 31, 2017 and 2016 are as follows:

	December 31, (in thousands)
(In thousands)	2017	2016
DSD	$16,450	$17,274
Brands	51,222	9,452
Total Assets	$ 67,672	$26,726

DSD
A summary of the DSD segment’s revenues and cost of sales is as follows:

	Years Ended December 31, (in thousands)
(In thousands)	2017	2016
Revenues	$37,545	$18,211
Cost of sales	(28,096)	(14,926)
Gross profit	$9,449	$3,285

Brands
A summary of the Brands segment’s revenues and cost of sales is as follows:

	Years Ended December 31, (in thousands)
(In thousands)	2017	2016
Revenues	$14,643	$7,091
Cost of sales	(11,692)	(4,580)
Gross profit	$2,951	$2,511

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

Number of Shares of Common Stock Beneficially	Percentage of Shares of Common Stock Beneficially	Number of Shares of Preferred Stock Beneficially	Percentage Of Shares of Preferred Stock Beneficially	Percentage of Combined Voting Power of Common and Preferred Stock Before	Percentage of Voting Power of Common Stock After
Beneficial Owner	Owned	Owned	Owned	Owned	Offering(2)(3)	Offering
Five Percent Stockholders:
B&R Liquid Adventure Trust(1)	1,434,912	6.5%	—	—	—
Nuwa Group, LLC(2)	2,852,311	13%	169,234	81.1	%(2)	—
Scott Lebon(3)	1,579,761	7.2%	—	—	—
Tom Lebon(4)	1,579,761	7.2%	—	—	—
Julie Anderson(5)	1,431,236	7.9%	—	10	%(5)	10.	%(5)
Executive Officers and Directors:
Neil Fallon(6)	5,689,639	26.0%	—	90	%(6)	90	%(6)
Brent Willis(7)	1,850,546	8.4%	—	—	—
Chuck Ence	422,702	1.9%	—	—	—
Reggie Kapteyn	30,232	—	-	—	—	—
David Vautrin	30,232	—	—	—	—
Ed Brennan	30,232	—	—	—	—
Tim Haas	30,232	—	—	—	—
Greg Fea	30,232	—	—	—	—
All Officers and
Directors as a Group (8 persons)	8,114,047	36.3%	169,234	(2)(5)(6)	90%

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

For the years ended December 31, 2017, and 2016, we incurred fees as discussed below:

2017
ACCELL
Audit fees	$136,720
Audit related fees	90,800
Total fees	$ 227,520

2016
ACCELL
Audit fees	$37,349
Audit related fees	122,595
MALONE BAILEY	-
All other fees	5,100
Total fees	$165,044

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

14.1	Code of Ethics and Conduct (incorporated by reference to 141 of our form 10-K filed with the Securities and Exchange Commission on April 17, 2018)
21.1	List of Subsidiaries (incorporated by reference to 141 of our form 10-K filed with the Securities and Exchange Commission on April 17, 2018)
31.1*	Certification of Chief Executive Officer pursuant to Section 302
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302
32.1*	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906
101**	Interactive Data Files

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

NEW AGE BEVERAGES CORPORATION

Date: August 17, 2018	By:	/s/ Brent Willis
Brent Willis
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 17, 2018	By:	/s/ Chuck Ence
Chuck Ence
Controller (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brent Willis	Chief Executive Officer and Director	August 17, 2018
Brent Willis	(Principal Executive Officer)

/s/ Chuck Ence	Controller	August 17, 2018
Chuck Ence	(Principal Financial and Accounting Officer)

/s/ Neil Fallon	Executive Chairman	August 17, 2018
Neil Fallon

/s/ Reggie Kapteyn	Director	August 17, 2018
Reggie Kapteyn

/s/ David Vautrin	Director	August 17, 2018
David Vautrin

/s/ Ed Brennan	Director	August 17, 2018
Ed Brennan

/s/ Tim Haas	Director	August 17, 2018
Tim Haas

/s/ Greg Fea	Director	August 17, 2018
Greg Fea

/s/ Rob Evans	Director	August 17, 2018
Rob Evans