Form 10-Q/A
period 2018-03-31
New Age Beverages Corp
filed 2018-08-17
CIK 1579823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 Amendment No. 1

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

EXPLANATORY NOTE

New Age Beverages Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on May 15, 2018 (the “Form 10-Q”) to disclose the Company’s adoption of ASC 606 and also to provide management’s conclusion as to the effectiveness of its disclosure controls and procedures.

Other than with respect to the foregoing, this Form 10-Q/A does not modify or update in any way the disclosures made in the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to such original filing date, other than as described above.

In connection with the filing of this Form 10-Q/A and pursuant to the rules of the Securities and Exchange Commission, we are including with this Form 10-Q/A new certifications by our principal executive officer and principal financial officer as of the date of this filing.

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

Adjusted EBITDA. For the three months ended March 31, 2018, EBITDA was ($1,286,553) driven by our temporary pressure on working capital and the resulting inability to procure the necessary inventory to meet demand.

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

The following table includes the reconciliation of our consolidated US GAAP net loss to our consolidated adjusted EBITDA for the three months ended:

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