Form 10-Q
period 2018-09-30
New Age Beverages Corp
filed 2018-11-14
CIK 1579823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the issuer’s common stock on November 14, 2018 was 72,835,862.

NEW AGE BEVERAGES CORPORATION
FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW AGE BEVERAGES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$28,627,464	$285,245
Accounts receivable, net of allowance for doubtful accounts	7,550,558	7,462,065
Inventories, net	9,996,684	7,041,775
Prepaid expenses and other current assets	1,204,645	1,435,058
Total current assets	47,379,351	16,224,143

Prepaid expenses, long-term	292,075	504,355
Property and equipment, net of accumulated depreciation	1,541,100	1,894,820
Security deposit	195,420	197,515
Right-of-use asset	4,135,964	4,064,883
Goodwill	21,230,212	21,230,212
Intangible assets, net of accumulated amortization	22,457,475	23,556,251
Total assets	$97,231,597	$67,672,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,962,747	$4,370,491
Accrued expenses	663,175	2,276,638
Lease liability, current	399,614	239,079
Current portion of notes payable	-	3,427,051
Total current liabilities	3,025,536	10,313,259

Lease liability, net of current portion	3,732,512	3,820,865
Contingent consideration	900,000	800,000

Total liabilities	7,658,048	14,934,124

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized; 49,514,086 and 35,171,419 shares issued and outstanding at September 30, 2018, and December 31, 2017, respectively	49,514	35,171
Series B Preferred stock, $0.001 par value: 300,000 shares authorized, 0 shares outstanding as of September 30, 2018 and 169,234 shares outstanding as of December 31, 2017	-	169
Series C Preferred stock, $0.001 par value: 6,900 shares issued and outstanding at September 30, 2018 and 0 shares December 31, 2017	7	-
Additional paid-in capital	109,547,375	63,203,598
Accumulated deficit	(20,023,347)	(10,500,883)
Total stockholders’ equity	89,573,549	52,738,055
Total liabilities and stockholders’ equity	$97,231,597	$67,672,179

See accompanying notes to the unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

REVENUES, net	$13,242,821	$15,049,382	$38,163,432	$40,941,978
Cost of Goods Sold	11,543,623	11,103,265	32,088,762	31,169,687

GROSS PROFIT	1,699,198	3,946,117	6,074,670	9,772,291

OPERATING EXPENSES:
Advertising, promotion and selling	469,553	1,169,985	1,459,308	2,761,896
General and administrative	4,494,635	2,968,383	13,076,148	7,757,235
Legal and professional	146,122	222,441	683,555	427,876
Total operating expenses	5,110,310	4,360,809	15,219,011	10,947,007

LOSS FROM OPERATIONS	(3,411,112)	(414,692)	(9,144,341)	(1,174,716)

OTHER EXPENSE:
Interest expense	(44,428)	(46,642)	(225,126)	(172,713)
Other income	-	14,724	3,476	3,335,764
Other expense	(49,261)	(33,282)	(156,473)	(678,899)
Total Other income / (expense)	(93,689)	(65,200)	(378,123)	2,484,152

NET (LOSS)/INCOME	$(3,504,801)	$(479,892)	$(9,522,464)	$1,309,436

NET (LOSS)/INCOME PER SHARE – BASIC	$(0.08)	$(0.01)	$(0.24)	$0.04
NET (LOSS)/INCOME PER SHARE –DILUTED	$(0.08)	$(0.01)	$(0.24)	$0.04

Weighted average shares outstanding:
BASIC	43,346,175	35,171,419	39,492,335	30,138,372
DILUTED	43,346,175	35,171,419	39,492,335	30,238,372

See accompanying notes to the unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,522,464)	$1,309,436
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,453,603	718,223
Amortization of debt discount	185,000	-
Provision for doubtful accounts	(51,183)	63,258
Gain on sale from building	-	(3,272,653)
Share-based compensation	1,387,178	-
Change in fair value of contingent consideration	100,000	-
Interest expense settled through the issuance of common stock	61,001	-
Changes in operating assets and liabilities:
Accounts receivable	(185,332)	(3,063,559)
Inventories	(2,954,909)	(3,420,136)
Prepaid expenses and other current assets	62,693	(1,675,631)
Accounts payable, accrued expenses and other current liabilities	(3,801,003)	(1,047,755)
Net cash used in operating activities	(13,265,416)	(10,388,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of building	-	8,900,000
Purchases of property and equipment	(72,188)	(610,371)
Acquisition of assets of Maverick Brands, LLC	-	(2,000,000)
Deposits	2,095	-
Net cash (used in) provided by investment activities	(70,093)	6,289,629

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and bank indebtedness	-	1,570,952
Proceeds from convertible note payable	4,565,000	-
Payment of Convertible note	(4,750,000)	-
Payment on Line of Credit, net	(2,000,000)	(3,650,000)
Issuance of common stock for cash, net of issuance costs	43,862,728	15,638,232
Repayment of notes payable and capital lease obligations	-	(9,397,343)
Net cash provided by financing activities	41,677,728	4,161,841

NET CHANGE IN CASH	28,342,219	62,653
CASH AT BEGINNING OF PERIOD	285,245	529,088
CASH AT END OF PERIOD	$28,627,464	$591,741

See accompanying notes to the unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

New Age Beverages Corporation (the “Company”) was formed under the laws of the State of Washington on April 26, 2010 under the name American Brewing Company, Inc. On April 1, 2015, the Company acquired the assets of B&R Liquid Adventure, which included the brand Búcha® Live Kombucha. On June 30, 2016, the Company acquired the combined assets of Xing Beverage, LLC, Aspen Pure®, LLC, New Age Beverages, LLC, and New Age Properties, LLC and changed the Company’s name to New Age Beverages Corporation. In March 2017, the Company acquired the assets of Maverick Brands LLC (“Maverick”), including the Coco-Libre brand. In May 2017, the Company acquired the assets of Premier Micronutrient Corporation (“PMC”). In June 2017, the Company also completed the acquisition of the Marley Beverage Company (“Marley”) including the worldwide brand licensing rights to all Marley brand non-alcoholic ready-to-drink (RTD) beverages (see Note 2).

The Company manufactures, markets and sells a portfolio of healthy beverage brands including XingTea, Marley, Aspen Pure®, Búcha® Live Kombucha, and Coco-Libre. The portfolio is distributed through the Company’s own Direct Store Distribution (DSD) network and a hybrid of other routes to market throughout the United States and in 15 countries around the world. The brands are sold in all channels of distribution including Hypermarkets, Supermarkets, Pharmacies, Convenience, Gas and other outlets.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2018 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-KA filed with the SEC on August 17, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the unaudited condensed consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2017 as reported in the Form 10-K have been omitted.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. The Company places its cash with high credit quality financial institutions. At times such amounts may exceed federally insured limits.

As of September 30, 2018, three customers accounted for approximately 29.6% (10.5%, 10.4%, and 8.7%) of accounts receivables. As of December 31, 2017, three customers represented approximately 23.1%, (10.5%, 6.7% and 5.9%) of accounts receivables.

For the nine months ended September 30, 2018, three customers represented approximately 22.4% (10.7%, 7.0%. and 4.7%) of revenue. For the nine months ended September 30, 2017, three customers represented approximately 27% (14.3%, 8.7% and 4.0%) of revenue. For the three months ended September 30, 2018, three customers accounted for 22.2% (10.9%, 6.3% and 5.0%) of revenue compared to 16.2% (8.6%, 5.1% and 2.5%) for the same period in 2017.

Accounts Receivable

The Company’s accounts receivable primarily consists of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company’s allowance for doubtful accounts was $1,161 as of September 30, 2018 and $52,345 as of December 31, 2017.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill and other intangibles with indefinite useful lives are not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company performed a qualitative assessment and determined there was no impairment of goodwill for the nine months ended September 30, 2018 and 2017, respectively.

Intangible assets are recorded at fair value as part of the acquisitions as described in Note 2. The balance as of September 30, 2018 and December 31, 2017 is reflected net of accumulated amortization. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated, typically 15 to 42 years. For the nine months ended September 30, 2018 and 2017 amortization expense totaled $1,098,776 and $293,941, respectively. As of September 30, 2018 and December 31, 2017, accumulated amortization was $2,467,344 and $1,368,568, respectively.

Share-Based Compensation

The Company accounts for share-based compensation to employees in accordance with Accounting Standard Codification (ASC) 718 Compensation—Stock Compensation. Share-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for share-based compensation to nonemployees in accordance with ASC 505-50, Equity-Based Payments to Nonemployees. Equity instruments issued to nonemployees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share -based payments using the Black-Scholes option- pricing model for common stock options and warrants and the latest fair market price of the Company’s common stock for common share issuances. The Company has not experienced any material forfeitures as of September 30, 2018. Management does not anticipate future forfeitures to be material.

Included in prepaid expenses as of September 30, 2018 and December 31, 2017 are prepaid share-based compensation of approximately $620,000 and $1,000,000, of which approximately $292,000 and $409,000 are presented as long-term on the consolidated balance sheets under the caption Prepaid Expenses, long-term. These amounts represent the prepaid compensation to employees and certain non-employees for services rendered.

Long-lived Assets

Long-lived assets consisted of property and equipment, customer relationships, tradenames and patents and are reviewed for impairment in accordance with the guidance of the Financial Accounting Standards Board ("FASB") Topic ASC 360, Property, Plant, and Equipment. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Through September 30, 2018, we had not experienced impairment losses on our long-lived assets as management determined that there were no indicators that a carrying amount of the asset may not be recoverable.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Issued Accounting Standards

Recently Adopted Accounting Guidance

In May 2014, the  FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which replaces most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. ASU 2014-09 and its amendments were included primarily in ASC 606. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted ASC 606 effective January 1, 2018, using the modified retrospective method. There was no impact to the opening balance of reinvested earnings as of January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for leases for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted ASU 2016-02 as of December 31, 2017.

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

In August 2018, the FASB issued ASU 2018-13. “Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in the standard apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820, Fair Value Measurement. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently assessing the impact that ASU 2018-13 will have on its financial statements.

Cash Flows

	Nine months ended September 30, 2018	Nine months ended September 30, 2017

CASH PAID DURING THE PERIODS FOR:
Interest	$253,212	$226,022
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for acquisition of Maverick Brands, LLC, Marley Beverages, LLC and Premier Micronutrient Corporation	$-	$33,182,000
Common stock issued for settlement of note payable, including interest expense of $61,001	$1,488,052	$-

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – ACQUISITIONS

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

Upon the closing of the acquisition, the Company received substantially all of the operating assets of PMC, consisting of fixed assets and intellectual property in exchange for a purchase price of 1,200,000 shares of the Company’s common stock. The shares were fair valued at $4.58 per share. The Company also agreed to assume various accounts payable and accrued liabilities of PMC. The shares of Common Stock issued pursuant to the acquisition are restricted under Rule 144. The acquisition was subject to customary closing conditions. All of the goodwill was assigned to the Company’s Brands segment. All of the goodwill and intangible assets recognized is expected to be deductible for income tax purposes. The fair value of the patents were valued using the market approach, as the Company obtained an independent third-party valuation.

The purchase price was allocated to the net assets acquired based on their estimated fair values as follows:

Stock	$5,496,000
Purchase price	$5,496,000

Prepaid expenses and other current assets	$2,256
Property and equipment, net	55,023
Patents	4,100,000
Accounts payable	(27,772)
Assumption of notes payable	(401,095)
3,728,412
Goodwill	1,767,588
$5,496,000

Marley Beverage Company, LLC

On March 23, 2017, the Company entered into an asset purchase agreement whereby the Company acquired substantially all of the operating assets of Marley Beverage Company, LLC or Marley, which is a company engaged in the development, manufacturing, selling and marketing of nonalcoholic relaxation teas and sparkling waters, and ready to drink coffee drinks. The consideration for the acquisition was amended pursuant to an amendment to the asset purchase agreement on June 9, 2017. The acquisition closed on June 13, 2017.

At closing, the Company received substantially all of the operating assets of Marley, consisting of inventory, accounts receivable, fixed assets, intellectual property, and worldwide licensing rights in perpetuity to all non-alcoholic Marley RTD beverages in exchange for a purchase price of 3,000,000 shares of the Company’s common stock. The Company agreed to an earn out payment of $1,250,000 in cash if the gross revenues of the Marley business during any trailing twelve calendar month period after the closing are equal to or greater than $15,000,000. The earnout, if applicable, will be paid as $625,000 on or before the 15th day after the end of the first trailing twelve calendar month period in which the earnout condition is satisfied, $312,500 not later than the first anniversary of the initial earnout payment, and $312,500 not later than the second anniversary of the initial earnout payment. The fair value of the earnout was valued using the weighted average return on asset. The shares of common stock issued pursuant to the acquisition have not been registered, but the holders were granted piggyback registration rights, as well as demand registration rights, with the demand registration rights beginning twelve months from the Closing Date. The acquisition was subject to customary closing conditions. The shares were fair valued at $6.20 per share. All of the goodwill was assigned to the Company’s Brands segment. All of the goodwill and intangible assets recognized is expected to be deductible for income tax purposes. The fair value of the customer list was valued using the cost approach, as the Company obtained an independent third-party valuation. In addition, the market approach was utilized to determine the fair value of the trade name and recipes.

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
$19,400,000

The following unaudited pro forma financial results reflects the historical operating results of the Company for the nine months ended September 30, 2017 and includes the pro forma results of operations as if Maverick, PMC and Marley were acquired on January 1, 2017. The unaudited pro forma financial information includes an adjustment to remove $231,925 of one-time transactional costs related to the Maverick acquisition that were expensed during the nine months ended September 30, 2017. These one-time costs were removed for pro forma purposes as the costs were non-recurring. No adjustments have been made for synergies that may result from the acquisition. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of such dates or periods, or of the Company’s future operating results.

Nine months ended September 30, 2017
(unaudited)

Revenues	$44,429,967
Net loss from continuing operations	$(2,839,432)
Net loss per share – Basic and diluted	$(0.09)
Weighted average number of common shares outstanding – Basic and Dilutive	30,238,372

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

Inventories consisted of the following as of:

	September 30, 2018	December 31, 2017
Finished goods	$8,099,781	$6,302,265
Raw materials	1,896,903	739,510
	$9,996,684	$7,041,775

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2018	December 31, 2017
Land and building	$518,293	$518,293
Trucks and coolers	1,286,413	1,226,053
Other property and equipment	924,881	913,053
Less: accumulated depreciation	(1,188,487)	(762,579)
	$1,541,100	$1,894,820

Depreciation expense, computed on the basis of three-to-five year useful lives for all property and equipment, and a 40-year useful life on the building, was $425,908 and $434,282 for the nine months ended September 30, 2018 and 2017; respectively.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLE

Notes payable consisted of the following as of:

	September 30, 2018	December 31, 2017
Revolving note payable due bank	$-	$2,000,000
Series B note assumed from the Maverick Acquisition	-	1,427,051
	-	3,427,051
Less: current portion	-	(3,427,051)
Long-term portion, net of unamortized discounts	$-	$-

In connection with the acquisition of Maverick, the Company assumed Series B notes payable in the aggregate amount of $1,427,051. Monthly payments consisted of interest only payments at a rate of 10% per annum. The loans were due December 2018, but were extinguished during the nine months ended September 30, 2018. The Company entered into Exchange Agreements with the note holders whereby the Company issued an aggregate of 741,092 shares of its common stock to the Series B note holders in exchange for the extinguishment of the promissory notes in the principal amount of $1,427,051 and interest expense of $61,001. The fair value of the shares of common stock was $1.89 per share which represents the closing price on the date of executing the Exchange Agreements.

On July 6, 2017 the Company entered into a revolving credit agreement with U.S. Bank National Association. Total borrowings under the revolving credit agreement was $2,000,000 and was subject to borrowing base requirements. The credit agreement bore interest at 2.5% plus Daily Reset LIBOR Rate. Interest only payments of approximately $7,000 were due monthly with the entire principal and outstanding interest payments were due on maturity on July 6, 2018. The revolving credit line was subject to a fixed charged ratio financial covenant. The Company needed to maintain a fixed charged coverage ratio of at least 1:15 to 1:00. During the period ended September 30, 2018 the revolving credit agreement was paid in full.

On June 20, 2018 the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company issued to the Investor for an aggregate purchase price payable in cash of $4,750,000, before reimbursement of expenses, a Senior Secured Convertible Promissory Note with a principal face amount of $4,750,000, which Convertible Note was, subject to certain conditions, convertible into shares of underlying common stock of the Company at a conversion price of $1.89 per share, subject to adjustment. The convertible note would have matured on June 20, 2019, unless earlier repurchased by the Company or converted pursuant to its terms.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company issued to the Investor (i) 125,661 shares of Common Stock as a commitment fee; and (ii) 100,529 shares of Common Stock as payment of an additional exit fee to the Investor.  On August 24 2018 the Company repaid the entire convertible note by paying an aggregate of $4,992,778 which represented the optional redemption amount plus interest. The Company has no further obligations related to this convertible note.

On August 10, 2018, the Company entered into a loan and security agreement with Siena Lending Group LLC, which provides for a $12 million aggregate principal amount revolving credit facility, which is subject to availability based on eligible accounts receivables and eligible inventory of the Company. The Loan and Security Agreement has a scheduled maturity date of August 10, 2021.

Pursuant to the Loan and Security Agreement, the Company and its subsidiaries granted to the Lender a security interest in all assets of the Company and the subsidiaries. In addition, pursuant to an intellectual property security agreement, the Company and New Age Health Sciences, Inc. granted to the Lender a continuing security interest in all of their respective intellectual property. In addition, pursuant to the Collateral Pledge Agreement, the Company granted the Lender a security interest in the equity interests of its subsidiaries. The Lender’s obligation to fund any loans under the Loan and Security Agreement is subject to the satisfaction of certain closing conditions, including the requirement to raise debt or equity, as described in the Loan and Security Agreement.

The Loan and Security Agreement contains standard and customary events of default including, but not limited to:

●	failure to make payments of principal or interest when due;

●	failure to comply with certain covenants;

●	bankruptcy or insolvency.

The Loan and Security Agreement also includes an event of default if Brent Willis ceases to be employed as chief executive officer or if Chuck Ence ceases to be employed as the chief financial officer/controller, unless a successor is appointed within 60 days and such successor is reasonably satisfactory to the Lender.

If for any reason the Lender’s commitment to make revolving loans is terminated prior to the Maturity Date, in addition to the payment of any outstanding principal and interest, the Borrowers will be required to pay an early payment/termination premium consisting of the applicable percentage of the amount of the revolving loan commitment termination.  The applicable percentage shall be (i) 4%, if such event occurs on or before the first anniversary of the Closing Date, (ii) 2.25% if such event occurs after the first anniversary of the Closing Date, but on or before the second anniversary of the Closing Date, or (iii) 1.25% if such event occurs after the second anniversary of the Closing Date but before the Maturity Date.

In connection with the financing, pursuant to an advisory agreement between the Company and Alliance Global Partners, a licensed broker-dealer with FINRA, the Company paid the advisor a cash fee of $240,000 upon funding of the initial loan.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

On January 10, 2017, the Company entered into a Purchase and Sale Agreement with an unaffiliated third party. Pursuant to the agreement, the Company sold the property located at 1700 E 68th Avenue, Denver, CO 80229 for a purchase price of $8,900,000 and entered into a lease back arrangement, whereby the Company leases the property for an initial term of ten years, with an option to extend for two successive five-year periods. The lease cost is $52,000 per month for the initial year, with two percent annual increases. The Company elected to early adopt ASU 2016-02 (‘Leases”) and, as a result, the Company recognized a Right-of-Use for the asset of approximately $4,500,000 and a corresponding liability of a similar amount as of December 31, 2017. The total Right-of-Use for the asset as of September 30, 2018 totaled $4,135,964.

Future minimum lease payments under these facilities leases are approximately as follows:

Remaining of 2018	$245,685
2019	820,800
2020	830,640
2021	840,000
2022	845,000
Thereafter	4,050,696
Total	$7,632,821

Rent expense was $756,992 and $608,966 for the nine months ended September 30, 2018 and 2017, respectively.

Legal

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated unaudited interim financial statements as of September 30, 2018.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, each having a par value of $0.001, with voting, distribution, dividend and redemption rights, and liquidation preferences and conversions as designated by the board of directors from time to time. The board of directors designated 250,000 shares as Series A Preferred stock, par value $.001 per share, 300,000 shares as Series B Preferred stock and 7,000 shares of Series C Preferred stock, par value of $.001 per share.

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

Series B Preferred Stock

Our board of directors designated 300,000 shares as Series B Preferred stock, par value $.001 per shares (“Series B Preferred”). The Series B Preferred is non-voting, not eligible for dividends and ranks equal to common stock and below Series A preferred stock. Each share of Series B Preferred has a conversion rate into eight shares of common stock. As of December 31, 2017, 169,234 shares of Series B Preferred are issued and outstanding. In January 2018, all remaining 169,234 shares of Series B Preferred stock were converted into shares of common stock at a ratio of 8:1.

Series C Preferred Stock

Pursuant to the Series C Designation, our board of directors designated 7,000 shares of the Company’s preferred stock as Series C Preferred Stock. Holders of the Series C Preferred Stock are entitled to receive dividends equal, on an as-if-converted basis, to and in the same form as dividends actually paid on shares of the Company’s common stock when, as and if paid on shares of Common Stock. Each holder of outstanding Series C Preferred Stock is entitled to vote equal to the number of whole shares of Common Stock into which each share of the Series C Preferred Stock is convertible. Holders of Series C Preferred Stock are entitled, upon liquidation of the Company, to receive the same amount that a holder of Series C Preferred Stock would receive if the Series C Preferred Stock were fully converted into Common Stock. On the date on which an amendment to the Company’s Articles of Incorporation, as amended, to increase the Corporation’s authorized shares of Common Stock has been filed with the Secretary of State of the State of Washington, each share of Series C Preferred Stock shall convert automatically into 1,000 shares of the Company’s Common Stock.

Effective September 21, 2018, the Company entered into an Exchange Agreement with Brent Willis and Neil Fallon pursuant to which the officers exchanged an aggregate of 6,900,000 shares of common stock which they owned for an aggregate of 6,900 shares of the Company’s newly designated Series C Convertible Preferred Stock.

Common Stock

On February 17, 2017, the Company issued 4,285,714 shares of common stock in an underwritten public offering at an offering price of $3.50 per share. In addition, the Company’s underwriters exercised the over-allotment to purchase an additional 642,857 shares of common stock. Net proceeds to the Company were $15,638,232 before deducting underwriting discounts and commissions, and other offering expenses payable by the Company.

During the nine months ended September 30, 2018 the Company issued common stock for the following:

In January 2018 the Company issued 1,353,872 common shares for the conversion of preferred shares.

In April 2018 the Company completed an underwritten public offering and issued 2,560,000 common shares.

In June 2018 the Company issued 226,190 common shares to pay certain loan fees.

In August 2018 the Company completed an underwritten public offering at $1.28 per share issuing 9,200,000 shares.

In September 2018 the Company issued 6,900,000 common shares pursuant to the At The Market (ATM) Offering
Agreement dated September 24, 2018 with Roth Capital Partners, LLC.

Throughout the nine months ended September 30, 2018 the Company converted Series B Promissory Notes into an aggregate of 741,092 shares of common stock for the full payment of these notes and issued 261,513 common shares to directors, management and consultants for services rendered.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – COMMON STOCK AWARDS

Long-term Incentive Plan:

On August 3, 2016, the Company’s approved and implemented the New Age Beverages Corporation 2016-2017 Long Term Incentive Plan pursuant to which the maximum number of shares that can be granted as of September 30, 2018 is 3,517,141 shares. Grants under the Plan include options and share awards. The purpose of the Plan is to provide such individuals with additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. The shares of common stock to be issued in connection with the Plan will not be registered under the Securities Act. As of September 30, 2018 and December 31, 2017, a total of 1,117,014 and 292,565 options were outstanding under the plan. Employee stock option activities under the Incentive Plan for the nine-month period ended and year ended September 30, 2018 and December 31, 2017, and changes during the years then ended are presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregated Intrinsic Value

Outstanding December 31, 2017	1,611,475	$1.96	2.70	$5,462,900
Granted	-	-
Exercised	-	-
Forfeited	(125,075)	-
Expired or Cancelled	-	-
Outstanding September 30, 2018	1,486,400	$1.96	1.95	$5,038,896
Exercisable at September 30, 2018	539,243	$1.79	1.95	$1,919,705
Available for grant at September 30, 2018	2,030,741

The options granted in 2017 were fair valued using the Black-Scholes Merton model and valued at $1.33 and $0.83 per share on the grant date.

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The options granted in 2018 were fair valued using the BlackScholes Merton model and valued at $1.22 per share on the grant date.

The following table presents the assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees on the grant date:

	2018	2017
Exercise price$	$2.04-2.09	2.04-2.09
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.01%	2.01%
Expected volatility	100%	100%
Expected term (years)	1.0-3.0	1.0-3.0
Estimated forfeiture % rate	0.0%	0.0%

Restricted Stock Awards:

Restricted stock award activity under the Incentive Plan for the nine months ended September 30, 2018 and for the year ended December 31, 2017, are presented below:

	Service Shares
Restricted Stock-Based Compensation Award Activity	Shares	Weighted- Average Grant Date Fair Value

Non-vested restricted stock awards at December 31, 2017	869,522	$0.71
Granted	153,300	$2.12
Vested	(240,817)	$2.11
Forfeited	-	$-
Non-vested restricted stock awards at September 30, 2018	782,005	$2.11

The shares were fair valued using our closing stock price of $2.11 in 2017 and $2.12 in 2018 per share on the grant dates.

NOTE 9 – NET LOSS PER SHARE

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Weighted average shares outstanding – Basic	43,346,175	35,171,419	39,492,335	30,138,372
Series B preferred stock	-	-	-	-
Series C preferred stock	-	-	-	-
Warrant to acquire common stock	-		-	100,000
Weighted average shares outstanding – Diluted	43,346,175	35,171,419	39,492,335	30,238,372

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – SEGMENT INFORMATION

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

Total revenues by reporting segment for the periods presented are as follows:

	Three Months Ended September 30, (in thousands)
(In thousands)	2018	2017
DSD	$10,383	$11,066
Brands	2,860	3,983
Total revenues	$13,243	$15,049

DSD
A summary of the DSD segment’s revenues and cost of sales is as follows:

	Three Months Ended September 30, (in thousands)
(In thousands)	2018	2017
Revenues	$10,383	$11,066
Cost of sales	(8,074)	(7,628)
Gross profit	$2,309	$3,438

Brands
A summary of the Brands segment’s revenues and cost of sales is as follows:

	Three Months Ended September 30 , (in thousands)
(In thousands)	2018	2017
Revenues	$2,860	$3,983
Cost of sales	(3,470)	(3,475)
Gross profit	$(610)	$508

	Nine Months Ended September 30, (in thousands)
(In thousands)	2018	2017
DSD	$28,708	$29,338
Brands	9,455	11,604
Total revenues	$38,163	$40,942

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

DSD
A summary of the DSD segment’s revenues and cost of sales is as follows:

	Nine Months Ended September 30, (in thousands)
(In thousands)	2018	2017
Revenues	$28,708	$29,338
Cost of sales	(22,414)	(22,081)
Gross profit	$6,294	$7,258

Brands
A summary of the Brands segment’s revenues and cost of sales is as follows:

	Nine Months Ended September 30 , (in thousands)
(In thousands)	2018	2017
Revenues	$9,455	$11,604
Cost of sales	(9,674)	(9,090)
Gross profit	$(219)	$2,514

Total assets for each reporting segment as of September 30, 2018 and December 31, 2017 are as follows:

	(in thousands)
(In thousands)	September 30, 2018	December 31, 2017
DSD	$17,386	$16,630
Brands	79,846	51,042
Total Assets	$97,232	$67,672

NEW AGE BEVERAGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were available for issuance.

On October 23, 2018, the Company filed an amendment to its Articles of Incorporation, as amended, pursuant to which the Company increased the authorized shares of common stock of the Company from 50,000,000 to 100,000,000.

Since October 1, 2018, the Company has sold an aggregate 1,188,565 shares of common stock for aggregate gross proceeds of approximately $5,347,349 under the At the Market Offering Agreement with Roth Capital Partners, LLC. The net proceeds were $5,186,914 and commissions totaled $160,435.

On November 9, 2018, we entered into an underwriting agreement with Roth Capital Partners, LLC and A.G.P./Alliance Global Partners, acting as representatives of the several underwriters named on Schedule 1 thereto, which provided for the issuance and sale by the Company in an underwritten public offering and the purchase by the Underwriters of 12,900,000 shares of the Company’s common stock, $0.001 par value per share. Subject to the terms and conditions contained in the Underwriting Agreement, the shares were sold to the Underwriters at a public offering price of $3.50 per share, less certain underwriting discounts and commissions. The Company also granted the Underwriters a 45-day option to purchase up to 1,935,000 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering, which was exercised in full on November 13, 2018. The net offering proceeds to the Company from the Offering are estimated to be approximately $48.1 million, after deducting estimated underwriting discounts and commissions and other estimated offering expenses. The Company intends to use the net proceeds from the Offering for working capital and potential acquisitions.

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

Overview

We are a Colorado-based healthy beverage company engaged in the development and commercialization of a portfolio of organic, natural and other better-for-you beverages. We market a full portfolio of ready-to-drink (“RTD”) healthy beverages including competitive offerings in the kombucha, tea, coffee, functional waters, relaxation drinks, rehydrating beverages, and functional medical beverage segments. We differentiate our brands through superior functional performance characteristics and ingredients and offer products that are organic and/or natural, with no high-fructose corn syrup (“HFCS”), no-genetically modified organisms (“GMOs”), no preservatives, and only natural flavors, fruits, and ingredients.

Our company mission is to become the leading healthy beverage company and to educate, inspire and hydrate consumers with healthier alternatives. We define leading as building leading brands for consumers, providing the leading growth for retailers and distributors, and generating leading return on investment for shareholders. Our target market is health conscious consumers, who are becoming more interested and better educated on what is included in their diets, causing them to shift away from less healthy options such as carbonated soft drinks or other high caloric beverages. Management believes consumer awareness of the benefits of healthier lifestyles and the availability of heathier beverages is rapidly accelerating worldwide, and we are capitalizing on that shift as the only one-stop-shop provider of healthy beverages.

Highlights

We generate revenue through the commercialization of our portfolio of brands to consumers via our retailer partners and directly via our own Ecommerce system.   As the Company grows and changes its mix of products and channels during the course of the strategic plan period, we believe that the Company can reach 50% gross margin, and reduce operating expenses to less than 25% of net sales, whilst increasing investment behind brand building.

In addition to driving organic growth on the healthy beverage platform the Company has established, the Company has recently taken actions to strengthen its financial flexibility.  Since the beginning of 2018 we have raised nearly $100 million through the sale of equity to meet working capital needs, for inventory in expanded distribution and to explore potential acquisitions.

Results of Operations

The remainder of this MD&A discusses our continuing operations of the Company.

For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017

REVENUES, net	$13,242,821	$15,049,382
Cost of Goods Sold	11,543,623	11,103,265

GROSS PROFIT	1,699,198	3,946,117

Operating expenses	5,110,310	4,360,809
Other expenses	93,689	65,200
Net income (loss)	$(3,504,801)	$(479,892)

Revenues

Net revenues for the three months ended September 30, 2018 were $13,242,821 as compared to $15,049,382 for the three months ended September 30, 2017, down 12%. DSD Division revenues were down 6% for the three months ended September 30, 2018, due to the inventory impact related to operating cash restraints. In the Brands Division, significant new distribution for the Company’s brands occurred in the quarter that the company was unable to fulfill. In 2017 the Company primarily focused on integrating acquisitions, building out its infrastructure, and re-architecting our brand portfolio and developing new products within its core brands. With those components now largely in place, we believe that our “new” portfolio in broader distribution is in a position to contribute improved organic growth.

Cost of Goods Sold

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017

Cost of goods sold	$11,077,016	$10,254,081
Shipping costs	466,607	849,184
Cost of goods sold including shipping	$11,543,623	$11,103,265

Cost of goods sold for the three months ended September 30, 2018 was $11,543,623, as compared to, $11,103,265 for the three months ended September 30, 2017, an increase of 4%. DSD Division costs of sales were consistent with the three months ended September 30, 2017. Numerous one-time production, internal freight and transfer issues impacted cost of goods sold, especially in the Brands Division during the quarter that are not expected to be repeated since the working capital challenge for the Company has been resolved.

Operating Expenses

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017
Advertising, promotion and selling	$469,553	$1,169,985
General and administrative	4,494,635	2,968,383
Legal and professional	146,122	222,441
Total operating expenses	$5,110,310	$4,360,809

During the quarter ended September 30, 2018, our operating expenses were $5,110,310, as compared to $4,360,809 for the three months ended September 30, 2017. The increase was primarily attributable to the infrastructures and integration of the Maverick, Marley and PMC acquisitions and the non-cash associated with stock compensation expense.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017

REVENUES, net	$38,163,432	$40,941,978
Cost of Goods Sold	32,088,762	31,169,687

CONTRIBUTION MARGIN	6,074,670	9,772,291

Operating expenses	15,219,011	10,947,007
Other expenses	378,123	(2,484,152)
Net income (loss)	$(9,522,464)	$1,309,436

Revenues

Net revenues for the nine months ended September 30, 2018 were $38,163,432 as compared to $40,941,978 for the nine months ended September 30, 2017, due primarily to inventory shortfalls related to operating cash constraints. In the DSD Division, revenues for the nine months were consistent with the nine months ended September 30, 2017. In the Brands Division, significant new distribution for the Company’s brands occurred in the quarter that the Company was unable to completely fulfill as a result of our working capital constraints, but is expected to have full impact in 2019.

Cost of Goods Sold

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Cost of goods sold	$30,754,684	$29,171,626
Shipping costs	1,334,078	1,998,061
Cost of goods sold including shipping	$32,088,762	$31,169,687

Cost of goods sold for the nine months ended September 30, 2018 was $32,088,762, as compared to, $31,169,687 for the nine months ended September 30, 2017, an increase if 2.9%. Costs of sales in the DSD Division were in line with the prior nine month period ended September 30, 2017. In the Brands Division primarily, numerous one-time production, internal freight and transfer issues impacted cost of goods sold during the quarter that are not expected to be repeated since the working capital challenge for the Company has been resolved.

Operating Expenses

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Advertising, promotion and selling	$1,459,308	$2,761,896
General and administrative	13,076,148	7,757,235
Legal and professional	683,555	427,876
Total operating expenses	$15,219,011	$10,947,007

During the nine months ended September 30, 2018, our operating expenses were $15,219,011, as compared to $10,947,007 for the nine months ended September 30, 2017. The increase was primarily attributable to the infrastructures and integration of the Maverick, Marley and PMC acquisitions and the non-cash associated with stock compensation expense.

Other Expenses

The change in Other Expenses were directly attributed to the recognition of the gain on the sale of real property during 2017. The gain on sale was approximately $3,300,000 for the period ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of $28,627,464. In the past, the Company had operated with a limited cash balance which led us to the decision to raise additional capital through equity offerings raising nearly $100 million during 2018 to support working capital and give us the financial flexibility as we explore potential acquisitions. There can be no assurance that the Company will be able to consummate future financing facilities upon terms acceptable to the Company or if at all or that we will be able to identify and successfully consumate any acquisition transactions.

The acquisitions in 2017 and 2016 substantially improved the Company’s scale and ability to be profitable. Through the sale of equity during 2018, we have improved our working capital position and funded operating losses. However, we will continue to explore all options to improve the Company’s liquidity and working capital position so we can grow our branded business and reach consistent profitability. We may also seek to sell additional equity and debt securities. Any sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Working Capital

	September 30, 2018	December 31, 2017
Current assets	$47,379,351	$16,224,143
Less: current liabilities	3,025,536	10,313,259
Working capital	$44,353,815	$5,910,884

Cash Flows

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net cash used in operating activities	$(13,265,416)	$(10,388,817)
Net cash provided by (used in) investing activities	(70,093)	6,289,629
Net cash provided by (used in) financing activities	41,677,728	4,161,841
Net change in cash	$28,342,219	$62,653

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $(13,265,416). Net cash used in operating activities for the nine months ended September 30, 2017 was $(10,388,817). The change was attributable to the Company’s working capital constraints during the nine months ended September 30, 2018.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $(70,093) and is primarily driven by small capital purchases versus the $6,289,629 net cash provided by investing activities for the nine months ended September 30, 2017 primarily driven by the acquisition of Maverick Brands and proceeds from the sale of the building.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $41,677,728. Net cash provided by financing activities for the nine months ended September 30, 2017 was $4,161,841. The change was attributable to the Company’s equity raises of approximate $43,862,728 during the nine months ended September 30, 2018.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in our 10K/A filed on August 17, 2018 in conjunction with the notes to our unaudited interim condensed consolidated financial statements included herein for the quarter ended September 30, 2018.

 Newly Issued Accounting Pronouncements

Our significant accounting policies are more fully described in our 10K/A filed on August 17, 2018 in conjunction with the notes to our unaudited interim condensed consolidated financial statements included herein for the quarter ended September 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K/A for the year ended December 31, 2017 filed with the SEC on August 17, 2018, in addition to other information contained in the reports that we file and in this Quarterly Report on Form 10-Q in evaluating the Company and its business before purchasing shares of its common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 13, 2018, Gregory A. Gould, the Company’s Chief Financial Officer was named as Principal Financial and Accounting Officer of the Company.

Effective November 13, 2018, Greg Fea was appointed non-executive Chairman of the Board of Directors.

Effective November, 14, 2018, the Company terminated the At the Market Offering Agreement or ATM with Roth Capital Partners, LLP dated September 24, 2018. The Company sold an aggregate of 8,088,565 shares under the ATM for net proceeds of $36,407,503. The Company paid commissions of $1,126,019 in connection with the sale of the shares under the ATM.

ITEM 6. EXHIBITS

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
1.1
Underwriting Agreement, dated November 9, 2018, by and between New Age Beverages Corporation and Roth Capital Partners, LLC and A.G.P. acting as the representatives of the several underwriters named on Schedule I thereto. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 13, 2018)

1.2
Underwriting Agreement, dated August 22, 2018, by and between New Age Beverages Corporation and Roth Capital Partners, LLC acting as the representative of the several underwriters named on Schedule I thereto. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 22, 2018)

3.1
Articles of Amendment to the Articles of Incorporation, as filed with the Secretary of State of the State of Washington on October 23, 2018. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 24, 2018)

3.1
Certificate of Designation of the Company’s Series C Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 24, 2018)

10.1
At the Market Offering Agreement, dated September 24, 2018, by and between New Age Beverages Corporation and Roth Capital Partners, LLC. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 24, 2018)

10.2
Exchange Agreement By and Between the Company, Brent Willis and Neil Fallon (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 24, 2018)

10.3	Loan and Security Agreement dated August 10, 2018 among New Age Beverages Corporation, NABC, Inc., NABC Properties, LLC, New Age Health Sciences, Inc. and Siena Lending Group LLC
10.4
Intellectual Property Security Agreement dated as of August 10, 2018 by New Age Beverages Corporation and New Age Health Sciences, Inc. in favor of Siena Lending Group LLC(Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 16, 2018)

10.5
Collateral Pledge Agreement dated as of August 10, 2018 by New Age Beverages Corporation in favor of Siena Lending Group LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 16, 2018)

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

NEW AGE BEVERAGES CORPORATION

Date: November 14, 2018	By:	/s/ Brent Willis
Brent Willis
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer (Principal Accounting and Financial Officer)