Form 10-K
period 2018-12-31
New Age Beverages Corp
filed 2019-04-01
CIK 1579823

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number 001-38014

New Age Beverages Corporation
(Exact Name of Company as Specified in its Charter)
Washington	27-2432263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 E. 68th Avenue Denver, CO	80229
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(303) 289-8655

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☑ NO ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, and an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of June 29, 2018, the last business day of the second fiscal quarter, the aggregate market value of the Registrant’s voting stock held by non-affiliates, was approximately $58,271,000, based on the last reported sales price of $1.87 as quoted on the Nasdaq Capital Market on such date.

The registrant had 75,357,742 shares of its $0.001 par value common stock outstanding as of March 29, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders (the “2019 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2019 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2018. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

●
Anticipated operating results, including revenue and earnings.
●
Expected capital expenditure levels for 2019.
●
Volatility in credit and market conditions.
●
Our belief that we have sufficient liquidity to fund our business operations in 2019.
●
Ability to bring new products to market in an ever-changing and difficult regulatory environment.
●
Ability to re-patriate cash from certain foreign markets.
●
Anticipated efficiencies and cost savings to be derived from convergence with our new wholly owned subsidiary, Morinda Holdings, Inc.
●
Strategy for customer retention and growth.
●
Risk management strategy.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A. “Risk Factors” of this Report. Moreover, we operate in very competitive and rapidly changing markets. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements in this Report are made as of the date of the filing, and except as required by law, we disclaim and do not undertake any obligation to update or revise publicly any forward-looking statements in this Report. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission (“SEC”) with the understanding that our actual future results, levels of activity and performance, as well as other events and circumstances, may be materially different from what we expect.

ii

PART I

As used in this Report and unless otherwise indicated, the terms “we,” “us,” “our,” “New Age,” or the “Company” refer to New Age Beverages Corporation and our subsidiaries. “Morinda” refers to our wholly-owned subsidiary, Morinda Holdings, Inc., and its subsidiaries in the U.S. and around the world. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

New Age Beverages Corporation, the New Age logo, Morinda, Tahitian Noni, TeMana, and other trademarks or service marks of New Age appearing in this Report are the property of New Age Beverages Corporation or its subsidiaries. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

Item 1.          Business

Business Overview

We are a Colorado and Utah-based healthy beverages and lifestyles company engaged in the development and commercialization of a portfolio of organic, natural and other better-for-you healthy beverages, liquid dietary supplements, and other healthy lifestyle products. We compete in the growth segments of the beverage industry as a leading one-stop shop supplier for major retailers and distributors. We also are one of few competitors that commercializes its business across multiple channels including traditional retail, e-commerce, direct to consumer, and the medical channel. We market a full portfolio of Ready-to-Drink (“RTD”) better-for-you beverages including competitive offerings in the kombucha, tea, coffee, functional waters, relaxation drinks, energy drinks, rehydrating beverages, and functional medical beverage segments. We also offer liquid dietary supplement products, including Tahitian Noni® Juice, through a direct-to-consumer model using independent distributors called independent product consultants (“IPCs”). We differentiate our brands through functional performance characteristics and ingredients and offer products that are 100% organic and natural, with no high-fructose corn syrup (“HFCS”), no genetically modified organisms (“GMOs”), no preservatives, and only natural flavors, fruits, and ingredients. We rank as one of largest healthy beverage companies in the world as well as one of the fastest growing beverage companies according to Beverage Industry Magazine annual rankings and Markets and Markets. Our goal is to become the world’s leading healthy beverage company, with leading brands for consumers, leading growth for retailers and distributors, and leading return on investment for shareholders. Our target market is health conscious consumers, who are becoming more interested and better educated on what is included in their diets, causing them to shift away from less healthy options such as carbonated soft drinks or other high caloric beverages and towards alternative beverage choices. We believe consumer awareness of the benefits of healthier lifestyles and the availability of heathier beverages is rapidly accelerating worldwide, and we are capitalizing on that shift.

Corporate History

New Age Beverages Corporation was formed under the laws of the State of Washington on April 26, 2010, under the name American Brewing Company, Inc. (“American Brewing”).

On April 1, 2015, American Brewing acquired the assets of B&R Liquid Adventure, which included the brand, Búcha® Live Kombucha. Prior to acquiring the Búcha® Live Kombucha brand and business, we were a craft brewery operation. In April 2016, new management assumed daily operation of the business, and began the implementation of a new vision for the Company. In May 2016 we changed our name to Búcha, Inc. (“Búcha”), and then on June 30, 2016, we acquired the combined assets of “Xing” including Xing Beverage, LLC, New Age Beverages, LLC, Aspen Pure, LLC, and New Age Properties. We then shut down all California operations where Búcha was based, relocated the Company’s operational headquarters to Denver, Colorado and changed our name to New Age Beverages Corporation.

In October 2015, we sold American Brewing, including their brewery and related assets, to focus exclusively on healthy beverages. In February 2017, we uplisted onto The NASDAQ Capital Market. In March 2017, we acquired the assets of Maverick Brands, including their brand Coco-Libre. In June 2017, we acquired the assets of Premier Micronutrient Corporation (“PMC”), and also completed the acquisition of Marley Beverage Company (“Marley”) including the brand licensing rights to all Marley brand ready to drink beverages.

On December 21, 2018, we completed a business combination with Morinda, whereby Morinda became a wholly-owned subsidiary of the Company. Morinda is a Utah-based healthy lifestyles and beverage company founded in 1996 with operations in more than 60 countries around the world, and manufacturing operations in Tahiti, the U.S., China, Japan, and Germany. Morinda was the first company to produce and sell products derived from the noni plant, an antioxidant-rich, natural resource found in French Polynesia that we believe sustains the well-being of those who consume or use it. Morinda is primarily a direct-to-consumer and e-commerce business and works with over 300,000 independent contractor IPCs worldwide. More than 70% of its business is generated in the key Asia Pacific markets of Japan, China, Korea, Taiwan, and Indonesia. The combination with Morinda provides a portfolio of healthy beverages, with multi-channel penetration spanning traditional retail, e-commerce, and in-home, and hybrid route-to-market spanning direct-store-delivery (DSD), wholesale, and direct-to-consumer.

We currently have four wholly-owned subsidiaries: NABC, Inc., NABC Properties, LLC (NABC Properties”), New Age Health Sciences, and Morinda. NABC, Inc. is our Colorado-based operating company that consolidates performance and financial results of our divisions. NABC Properties administers the New Age buildings, physical properties, and warehouses. New Age Health Sciences includes all of our patents and the operating performance for the medical and hospital channels. Utah-based Morinda provides us an additional direct-to-consumer sales channel and access to key international markets.

Principal Products

Our core business is to develop, market, sell, and distribute healthy liquid dietary supplements and ready-to-drink beverages. The beverage industry comprises $1 trillion in annual revenue according to Euromonitor and Booz & Company and is highly competitive with three to four major multibillion-dollar multinationals that dominate the sector. We compete by differentiating our brands as healthier and better-for-you alternatives that are natural, organic, and/or have no artificial ingredients or sweeteners. Our brands include Tahitian Noni Juice, TruAge, Xing Tea, Aspen Pure®, Marley, Búcha® Live Kombucha, PediaAde, Coco Libre, BioShield, and ‘NHANCED Recovery, all competing in the existing growth and newly emerging dynamic growth segments of the beverage industry. Morinda also has several additional consumer product offerings, including a TeMana line of skin care and lip products, a Noni + Collagen ingestible skin care product, wellness supplements, and a line of essential oils.

Tahitian Noni Juice and MAX

Tahitian Noni Juice® (TNJ) is the original superfruit liquid dietary supplement. Sourced from the noni fruit grown in French Polynesia, we believe TNJ supports the immune system, delivers superior antioxidants, helps rid the body of harmful free radicals, increases energy, supports heart health, and allows for greater physical performance levels. Ancient tradition and modern research both support the benefits of noni.

With Tahitian Noni Juice, Morinda brought the attention of the world to Tahiti and French Polynesia. Within just a few years, Morinda made noni French Polynesia’s No. 1 agricultural export. Morinda oversees every step in the process, from tree to bottle, ensuring the highest quality.

TruAge® MAX is a powerful noni-based liquid dietary supplement, containing more than 350 essential nutrients and phytonutrients from the world’s premier health-promoting plants. Some ingredients in Max include noni, Cornelian cherry, grape, blueberry, red sour cherry, olive and cranberry. These ingredients work in harmony with the body’s natural chemistry, helping balance key chemicals that support the healthy functioning of the body's systems.

The Company is currently developing Noni + cannabinoids (“CBD”) products with the intent to launch domestically and internationally in 2019, consistent with evolving laws and regulations relating to CBD.  The Company’s vision is to be a global leader in high-quality, research-driven CBD products across all categories. New product lines will include CBD topicals, Noni + CBD single-use shots, TNJ + CBD, Max + CBD, and our TeMana skin care line infused with CBD.

Búcha Live Kombucha

Búcha® Live Kombucha (“Búcha”) is a USDA-certified organic, natural, non-GMO, non-HFCS, fermented Kombucha tea with more than two billion colony forming units (“CFUs”) at batching. Búcha is produced with a unique and proprietary manufacturing process that eliminates the common vinegary aftertaste associated with many other Kombuchas and gives the product a 12-month shelf life as compared to the typical 90-day shelf life of our competitors’ products. The production process makes Búcha one of the world’s first shelf-stable (no refrigeration needed) kombuchas without compromising efficacy, and leads to consistency and stability with no risk of secondary fermentation, secondary alcohol production, incremental sugar production or over-carbonation.

Marley

New Age owns the licensing rights in perpetuity to the Marley Brand of RTD beverages and provides an annual licensing fee as a percent of sales to the Marley estate. New Age’s Marley portfolio extends across the CBD, yerba mate, relaxation tea, and RTD coffee segments. The Bob Marley brand itself is a globally relevant healthy lifestyle brand with an elite social media presence, with more than 72 million Facebook followers and loyal Marley fans. In 2019, New Age announced its plans to commercialize a line of RTD CBD-infused beverages in the U.S and international markets, consistent with evolving legal and regulatory restrictions. We are poised, positioned, and determined to be the leader in the CBD-infused beverages market. New Age plans to create a full portfolio of CBD beverages under the Marley brand, beginning with the initial rollout of Mellow Mood + CBD and a Marley CBD Shot. In January 2019, New Age entered into license agreement with Docklight LLC to facilitate the U.S. distribution of these Marley CBD-infused beverages.

Marley Mate® is a caffeinated RTD tea, serving as a clean energy alternative to coffee or traditional energy drinks, with the same uplifting benefits, but without any crash or negative stigma associated with energy drinks. Marley Mate is USDA-certified organic, clean label, and is among the lowest sugar, calories, and carbohydrates of any RTD yerba mate in the market. Quickly becoming a national brand in the new and growing category, it has enjoyed excellent early success in its initial markets since launch, outselling major competitors in each of its initial launch markets.

Marley Cold Brew Coffee® is a healthier alternative to other cold brew brands, with 50% lower sugar than most brands in the segment, and fewer calories than other major Cold Brew. Brewed with authentic Jamaican Coffee, the Marley Cold Brew blend has a preferred flavor profile with low acidity and no bitterness. Created with an 18-month shelf life and requiring no refrigeration, Marley Cold Brew is developing a strong presence in ambient beverage sections, in dedicated off-the-shelf elegant wood displays, as well as in refrigerated sets. Marley also offers One Drop, an RTD Frappuccino made with Premium Jamaican Blue Mountain Coffee, and unlike competitive RTD coffees, contains no artificial ingredients, no HFCS, no preservatives, and no GMO’s.

Marley Mellow Mood® is a RTD relaxation drink, which, as aforementioned, will include a line extension of CBD-infused teas. Marley Mellow Mood is made with Valerian Root, Chamomile, and other natural herbs and ingredients and, unlike competitive RTD Teas, is all natural, has no HFCS, no preservatives, no GMO’s, and is kosher certified. The brand comes in 15.5 oz. cans in five flavors including Peach Raspberry, Bartlett Pear, Raspberry Lemonade, and Honey Green Tea. Marley is the leading relaxation drink, which is a developing sub-segment of the RTD category.

Xing

XingTea® is an all-natural, non-GMO, non-HFCS, and award winning, ready-to-drink tea. Xing is made with brewed green and black teas, and is further differentiated with unique natural fruit flavors, with no preservatives, GMOs or HFCS. The product is sweetened with only honey and pure cane sugar.

Xing Craft Brew Collection Tea® is an organic, premium-brewed line of artisanal teas sold in 16 oz. glass bottles with no added sugar and no artificial flavors. Unlike competitors that have more than 21 grams of added sugar, Xing Craft has no added sugar, and is an artisanal brewed tea made with single origin grown tea blends.

Coco Libre

Coco Libre® is a 100% pure coconut water (also available with watermelon juice infused), bottled at the source from young Vietnamese coastal coconuts. Historically a leading brand in the coconut water segment, Coco Libre is distributed in more than 15,000 outlets throughout the United States and Canada. Coco Libre® is offered in 1-liter and 330mL packages. Additionally, New Age launched Coco Libre Sparkling® in 2018, sparkling coconut water with 30-40 calories and zero added sugar. We believe that the differentiator of Coco Libre® is a light and crisp profile, infused with green tea extract and 100% pure exotic fruit juices.

TeMana Skin and Lip Care

Consistent with its line of healthy beverage products, and drawing on its vast noni expertise, Morinda developed and launched a line of high-end, noni-based skin and lip care products sold under the TeMana brand.

TeMana Brightening skin care products capture the essence of Tahiti, taking advantage of what we believe are four unique and beneficial elements of the noni plant: noni seed oil, noni leaf extract, noni seed extract, and noni fruit juice. The Brightening line includes Brightening Serum, Toner, Facial Shield, Moisturizer, Cleanser, Facial Refiner, Body Refiner, Facial Mask, Night Cream, and Eye Cream.

RTD TeMana Noni + Collagen is an ingestible skincare product. Noni + Collagen promotes firmer, smoother, more radiant skin. It's the only collagen product featuring noni, and also features fish collagen instead of collagen derived from other animal sources.

Developed in concert with the Italian cosmetics experts at B.Kolor, TeMana's lip care products help skin feel healthy and full.

Each of our Tahitian Noni Essential Oil blends combines purposeful, natural, therapy-grade essential oils with pure noni seed oil. Blends include Peppermint, Embrace, Lavender, Relief, Trim, Fortify, Breathe, Repel, Energize, and Relax.

New Age Health Sciences Division

Our Health Sciences Division owns 11 patents, on which significant cooperative research studies with human and animal trials have been completed, making New Age a beverage company with substantive intellectual property. The patents and human need-states that are addressed by the patent portfolio were all developed in partnership with and funded by the U.S. government, who invested more than $30 million behind them. Our intention is to convert the patents into products, with direct functionality in protection, treatment, or improvement of different consumer need-states.

We will pursue four main areas of focus where we believe we have the most robust science and patent protection for the commercialization of products including Rehydration/Recovery, Radiation protection, Neural Protection/Improvement, and Cardiovascular health. We also intend to either license or outsource any patent we do not intend to commercialize. The Company believes that the intellectual property portfolio is of substantial value to either pharmaceutical or beverage companies, given the quality and uniqueness of the patents, and the science and evidence on the efficacy of the technologies.

‘NHANCED

‘NHANCED is our first product that was developed by the medical and scientific team at New Age Health Sciences. ‘NHANCED delivers a first of its kind product, designed to be consumed the night before surgery to improve patient outcomes after surgery. It is a natural, clear complex carbohydrate beverage for patient use in accordance with hospital systems adopting enhanced recovery after surgery (“ERAS”) protocols. The product is coconut water based and includes key vitamins and mineral co-factors for immune support. It provides antioxidants, amino acids, and phytonutrients for improved metabolic function.

‘NHANCED was designed to facilitate recovery after surgery with less inflammatory response, less nausea, reduced gastric stress, increased GI motility, less insulin resistance, improved wound healing and immune function, and overall improved patient satisfaction. Initial patient testing has validated the benefits.

Bio-Shield

“Bio-Shield” is the current working brand name for our radiation and environmental protection product. We own the patents to what we believe is the only product in the world proven to protect the body from the effects of ionizing radiation and have the trials and research studies validating the efficacy of our product. Ionizing radiation, which comes from a number of sources, including near proximity to sun, nuclear facilities, medical X-rays or scans, affects the body by breaking the double-strands of DNA inside the body. New Age’s product has proven to protect double-strand DNA from breaking due to the impact of radiation. “Bio-Shield” will be launched in Asia Pacific during the first half of 2019, and thereafter we expect to launch the product into the U.S. and other markets and channels including both the travel and medical channels by the fourth quarter of 2019.

Sales and Marketing

We market our RTD beverage products using a range of marketing mediums, including in-store merchandising and promotions, experiential marketing, events, and sponsorships, digital marketing and social media, direct marketing, and traditional media including print, radio, outdoor, and TV.

We currently have an in-house sales and merchandising team consisting of approximately 75 individuals based in Colorado and throughout the United States, whose compensation is variable and performance-based. Each sales team member has individual targets for increasing “base” volume through distribution expansion, and “incremental” volume through promotions and other in-store merchandising and display activity. As distribution to new major customers, new major channels, or new major markets increases, we will expand the sales and marketing team on a variable basis.

We use a direct selling model to market our Tahitian Noni and TeMana products through 300,000 IPCs in over 60 countries around the world. Morinda associates in the United States and 25 other countries motivate, educate, and assist IPCs in their efforts.

Distribution

Our products are currently distributed in over 60 countries internationally, and in 50 states domestically through a hybrid of four routes to market including our own DSD system that reaches more than 6,000 outlets, and to more than 35,000 outlets throughout the United States directly through customer’s warehouses, through our network of DSD partners and through our network of brokers and distributors. Our products are sold through multiple channels including major grocery retail, natural food retail, specialty outlets, hypermarkets, club stores, pharmacies, convenience stores and gas stations—and also direct to consumers through individual independent distributor IPCs and E-commerce.

Our sales strategy is to distribute our products worldwide to consumers in the most cost-effective manner possible. We sell our products direct to consumers through our own E-commerce system and other E-commerce systems, through retail customers across grocery, gas, convenience, pharmacy, mass, club and other channels, to major foodservice customers, to alternative channel customers including juice/smoothie shops, military, office, and health club, and through hospitals, outpatient doctor offices, and other channels.

The diversification of our channels and distributors, similar to the diversification of our retail customer base, is expected to minimize distributor and channel concentration and risk, but is also expected to have a very positive margin mix effect, and a very positive incremental volume impact.

Direct-to-Consumer Distribution of Tahitian Noni, TruAge, TeMana, and Other Products

Independent Product Consultants (“IPCs”)

Individuals who wish to sell Morinda’s Tahitian Noni, TruAge, and TeMana-branded products through our person-to-person sales model must enroll in our independent sales force as an IPC. New IPCs are sponsored by an existing IPC, and the new IPC becomes a member of the sponsoring IPC’s sales organization. The newly enrolled IPCs must sign a written agreement or accept the terms and conditions of the agreement online at the Company’s website. The agreement includes that IPCs will comply with the Company’s policies and procedures, which include that IPCs will (i) safeguard and protect the reputation of the Company and its products; (ii) refrain from any deceptive, false, unethical, or unlawful consumer or recruiting practices; (iii) refrain from any deceptive, false, unethical, or unlawful claims about the Company’s products or compensation plan; and (iv) refrain from promoting or selling products that are competitive to the Company’s flagship product, or promoting other network marketing opportunities to IPCs whom they did not personally sponsor with the Company. The Company may take disciplinary action, up to and including termination of the IPC’s purchase and sales organization rights, against any IPC who violates its policies and procedures. In most markets, IPCs are required to purchase a starter kit which includes sales and educational materials. No commissions are paid on the purchase of a starter kit. Our policies and procedures manual is available to IPCs in this kit or is available online at the Company’s website. We sell these kits at a nominal price averaging $35. No other investment is required to become an IPC.

After enrolling as an IPC, the IPC may purchase products directly from us at wholesale (member) pricing for personal use and for resale to customers. IPCs may build sales organizations by recruiting and enrolling new IPCs. As new IPCs sponsor new IPCs, levels are created in the IPC’s organizational structure called a down-line. As these new IPCs continue to sponsor, they create their own sales organization which also forms a part of the sales organization of the original sponsoring IPC. We have no requirements for IPCs to recruit or sponsor new IPCs, and IPCs are not compensated for recruiting or sponsoring IPCs. IPC compensation is based on product sales. Subject to payment of a nominal annual renewal fee (which can be substituted by the sale of Morinda product through the IPC’s account at the time of renewal), IPCs may continue to purchase our products at member pricing and recruit a sales organization provided they comply with our policies and procedures.

The Company’s business and compensation plan for China is executed in a modified form due to Chinese law and regulations. Individuals who are residents of China and are eligible to work in China may enroll as IPCs or as Customers in China. The same policies and procedures described above, as modified for China, apply to IPCs in China. According to Chinese regulations, non-China resident IPCs are not permitted to sponsor in China or otherwise participate in the compensation plan for China.

IPC Training and Motivation

An IPC’s sponsor provides the initial training about our products and compensation plan. Other IPCs in the sponsor’s sales organization typically assist with this training. The Company’s policies require that a sponsor must maintain an ongoing professional leadership association with IPCs in their sales organization. We develop training materials and sales tools to assist IPCs with this training and in building their sales organizations. We also conduct online trainings and webinars, regional, national, and international IPC events, as well as intensive leadership training events. Attendance at these events is voluntary, and IPCs may attend the events that they feel will most benefit them and their sales organization. We have found that the most successful and productive IPCs tend to be those who take advantage of these events. While Morinda associates work to support the IPCs and to provide them with training materials and sales tools, we rely on our IPCs to operate as the sales force for Morinda, and to sell our products, recruit new IPCs and Customers to purchase our products, and to train new IPCs regarding our products and compensation plan.

IPC Compensation

Our compensation plan has several attractive features and provides several opportunities for IPCs to earn compensation. IPCs understand that success comes from the effort, dedication, resources, and time they commit to their business. The compensation opportunities require that IPCs consistently work at building, training, and retaining their sales organizations to sell Morinda products to consumers. Each compensation opportunity is designed to reward dedicated IPCs for directly and indirectly generating product sales through their sales organization and to consumers. All compensation is conditioned on the IPC’s good standing and compliance with the Company’s policies and procedures and the laws of the country where the IPC does business

IPCs may build their sales organization by sponsoring new IPCs and Customers in any market where the Company has registered and sells its products. Additionally, the integration of our compensation plan across all markets (except China) allows IPCs to earn commissions from global product sales along with local product sales. We believe our compensation plan is one of the most attractive and lucrative offered by any direct selling company—and is thus a significant aspect of our ability to expand internationally.

Customers

Morinda also has a Customer program. Individuals may enroll as Customers and purchase products for their personal use only. Customers are not permitted to resell or distribute our products. The Customer program allows us to include individuals who wish to use Morinda’s products but who do not wish to participate in the business. Customers are not eligible to earn commissions. Customers may upgrade their account at any time to become an IPC and may then participate in the business and compensation plan and be eligible to earn commissions.

Manufacturing and Distribution of Noni-Based Products

Our manufacturing and bottling facilities are in Rongchang, China; Tokyo, Japan; Bad Liebenwerda, Germany; Ho Chi Minh City, Vietnam; Alamosa, Colorado; American Fork, Utah and in 10 other contract manufacturing facilities throughout the US. Each of our products are produced to exacting specifications and standards, and subject to strict quality control procedures.

Our Coco-libre brand of coconut water is sourced from young coconuts on the southeastern coast of the country, which we believe produces the sweetest and most complex flavored coconut water of any major competitor. Xing, Búcha, and Marley products are produced using our proprietary blends and production processes.

Our noni fruit is harvested from noni trees on 18 islands of French Polynesia by approximately 2,000 harvesters, who are independent contractors, and who work with Company representatives on each island. All fruit is checked at the time of harvest for quality, maturity, and purity. To date, we have maintained good relations with our suppliers and have not experienced any significant difficulties in obtaining adequate supplies of the noni fruit.

The noni fruit is then shipped to our   85,000 square foot processing plant in Mataiea, Tahiti, where the fruit is again checked before being processed. This facility, as well as all facilities that produce products for us, adheres to the Good Manufacturing Practices as established by the FDA. The Tahiti facility is well-maintained, and the buildings and equipment are kept clean and in good repair. Technology is up-to-date. The facility is regularly inspected by the French Polynesian authorities and by the United States FDA.

At this processing facility, the seeds are separated from the fruit. The seeds are later prepared for oil extraction. The fruit is extensively inspected, pasteurized, and turned into puree, which is the key component of our Tahitian Noni Juice. The pasteurized puree is checked for quality and placed into tote bins,  which are shipped by sea to a West Coast port of the United States, Japan, China or Germany for use in manufacturing our products. Each day the equipment used at this facility is automatically cleaned by a three step  Clean-in-Place (CIP) system. This system ensures the cleanliness of the equipment, tanks, and pipes used in the processing of the puree.

Reliance on Third-Party Suppliers and Distributors

Except as noted in the previous section, we rely on various suppliers for the raw and packaging materials, production, sale, and distribution of our products. Our third-party distribution providers are for certain areas of the country that are outside of our owned DSD distribution network. The material terms of these relationships are typically negotiated annually and include pricing, quality standards, delivery times and conditions, purchase orders, and payment terms. Payment terms are typically net 30, meaning that the total invoiced amount is expected to be paid in full within 30 days from the date the products or services are provided. We believe that we have sufficient options for each of our raw and packaging material needs, as well as our third-party distribution needs and also have long-term relationships with each of our suppliers and distributors, resulting in consistency in quality and supply. We also believe that we have sufficient breadth of retail relationships with distribution in both large and small retailers and independents and across multiple channels (mass, club, pharmacies, convenience, and small and large format retailers) throughout the United States.

The contractual arrangements with all third parties, including suppliers, manufacturers, distributors, and retailers are typical of the beverage industry with standard terms. We have no long-term obligations with any of the third parties nor do any of them have long-term obligations with us. The third-party supplier, manufacturing and distribution agreements were entered into in the normal course of business within the guidelines of industry practices and are not deemed material and definite.

Competition

The beverage industry, specifically the healthy beverage industry, and the direct selling industries are multi-billion dollar industries which are highly competitive. We face intense competition from very large, international corporations, as well as from local and national companies. In addition, we face competition from well-known companies that have large market share. We also face stiff competition for the services of our IPCs that sell our direct-to-consumer products.

The intensity of competition in the future is expected to increase, and no assurance can be provided that we can sustain our market position or expand our business.

Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition than we have. However, we believe that, with our diverse product line, consisting of noni juice, kombucha tea, green tea, water, energy beverages, and new CBD-infused beverages, we will have the ability to obtain a large market share, and continue to generate sales and compete in the industry.

Competitive Strengths

New Age has five components of differentiation that distinguishes it from other companies:

1.
New Age has a full brand portfolio of healthy beverage and lifestyle products. The company’s beverages compete in only the growth segments of the industry, and as such is the only one-stop-shop supplier of healthy beverages for retailers and distributors. These entities are reticent to work with smaller, individual brand companies without the resources and infrastructure to support them.

New Age’s portfolio of healthy brands fills a long-felt unmet need for consumers, retailers and distributors created by the legacy leaders in the industry. The Company enjoys the growth rate benefits of the segments in which it competes by focusing exclusively on healthy alternatives, and unlike major competitors, has limited distractions like those required investments to maintain businesses in declining segments like carbonated soft drinks for example.

2.
New Age has a unique, omni-channel distribution and sales model, with its own direct-to consumer selling system, its own direct-to-store distribution system, an e-commerce business and dedicated e-commerce fulfillment system, and a medical channel and other alternative channel distribution system as part of its go to market strategy. New Age’s, direct-to consumer system reaches over 300,000 independent distributors in more than 60 countries

New Age’s direct-to-store distribution platform includes almost 40 unique routes, with an almost 100-person strong sales and merchandising team, covering more than 6,000 outlets for more than 60 partner brands and more than 600 SKU’s. Beyond New Age own direct-to-store system, the company has strong distribution in major key accounts across the U.S covering more than 300,000 points of distribution. New Age has a robust national hybrid distribution network with other major DSD operators, natural channel distributors, and direct to store wholesale distribution. The Company’s national network represents a significant competitive advantage and barrier to entry vs. many other smaller beverage companies.

New Age’s e-commerce and pick-pack-ship fulfillment centers fulfills auto shipments monthly to more than 120,000 customers and exceeds $150 million in annual revenue. We believe it is one of the largest beverage e-commerce systems in existence and provides for a high-margin way to directly market to its consumers and build its database of insights and purchase behavior.

We believe that each of our distribution and channel execution models are highly leverageable and under-developed, with significant growth to be obtained utilizing our infrastructure across 60 international markets, significant growth to be gained from expanding our subscribers and breadth of portfolio in our e-commerce system, significant growth from expanding our core brands in traditional national retail within the US, and significant growth in expanding our Health Sciences and other products to the Medical and other alternative channels.

3.
New Age has a portfolio of patents and intellectual property that we believe will be the future of the beverage industry. Beyond the patent protection, the company also has the cooperative research studies and human trials on many of its unique products. The science and products, many of which were developed either by or in conduction with the US government and US military, cover many fundamental human need states including cardiovascular health, neural protection, and radiation and environmental protection. We believe that as we commercialize this portfolio and convert these patents into products, that the functional benefit and differentiation of these products will create a significant new market for the Company and bridge the gap between pharma-grade medicine, nutraceuticals, and the beverage industry.

As part of its Health Sciences Division, the company has developed a portfolio of cannabis-infused beverages. These cannabis-infused beverages have undergone significant consumer testing to optimize flavor, profile, dosage and efficacy. Through its strategic partnership with Privateer, we believe we have the regulatory, legal, and production insights together with the relationships and the Marley brand, that position the company to be the leader in this fast-emerging segment. New Age has been working closely with major retailers in the US and in key international markets to launch its portfolio as soon as the regulatory and legal landscape in respective geographies permit.

4.
We believe the Company has financial flexibility with a strong balance sheet and access to the capital markets unlike many other smaller beverage entities. The company’s low relative debt, profitability facilitated by its unique omni-channel structure, and positioning in the public markets enable the company to access growth capital at a lower relative cost, and access growth capital to take advantage of major opportunities it uncovers across its core businesses.

5.
We have the organizational capabilities and systems unlike many other beverage companies, with the people, processes, systems, information, and culture/environment to drive superior, sustainable, profitable growth.

New Age’s senior leadership team and board of directors collectively have depth of industry experience and insight in leading highly successful. multi-billion-dollar multinational companies. The Company’s Board of Directors brings global strategic leadership experience gleaned from running highly successful major multinational companies in the beverage, retail, and other industries. From a process standpoint, New Age has dedicated daily, weekly, monthly and annual routines, by and through which it runs the operation.

The Company has an internal target setting system whereby associate in the firm have specific metrics cascaded from the Company’s annual business plan. New Age has also developed its own proprietary dashboards to augment its access to syndicated data and industry information, and has employed a culture of ownership and environment of accountability throughout the company.

As a result of the Company’s strengths, we believe these competitive advantages position New Age to drive superior growth and profitability versus other competitors in its industry.

Our Growth Strategy

Our long-term objective is to become the leading healthy beverages and lifestyles company. We believe that we have all of the necessary components and capabilities to accomplish that mission. We intend to achieve our goal by driving organic growth behind our existing portfolio of healthy functional beverages and lifestyle products, in all relevant packages and product formats, across all major retail, direct-to-consumer, and other channels, in all major markets, through an aligned network of retailer and distributor partners.

Our key strategies include the following:

●
Expand core brands in focus markets of US, China, and Japan
●
Develop omni-channel distribution system (Retail, Direct, E-Commerce, Medical) worldwide
●
Gain-first mover advantage -globally with cannabinoid-infused products
●
Expand New Age brands and Health Sciences products in new markets globally
●
Drive brand awareness with expanded consumer marketing across all mediums
●
Deliver superior profitability and return on investment through capture of synergies and leverage of its global infrastructure and operating capabilities

Research and Development Activities

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

The Company’s new products and R&D efforts in its Health Sciences Division are science-backed by the patents, cooperative research studies, and human and animal trials acquired from the Premier Micronutrient Corporation. They are targeted toward fundamental human needs-states, segments that do not yet exist in beverages, but do exist in the pharmaceutical arena, and opportunities where New Age can gain first mover advantage. The Company’s mission is to only provide healthy functional beverages with real efficacy for consumers. That guiding principle of “no compromise” governs all our development efforts.

Morinda has an R&D group that is closely aligned with and seamlessly supports the goals and plans of the Company. In addition to developing new healthy and scientifically sound products and reviewing and improving existing formulas and processes for cost reductions, Morinda R&D continues to conduct and publish new, cutting edge benefits research on noni and other new products in order to maintain a distinct advantage in the healthy beverage and skin care categories. Morinda R&D is an integral part of the global corporate structure providing timely technical, regulatory, quality, processing and scientific standards, data, and expertise as needed and requested. Morinda R&D, in partnership with many of its departments, maintains an extensive intellectual property database of patents, publications, formulations and ideas that help protect and keep the Company in the forefront of healthy beverage offerings and product development. Morinda R&D administers laboratories that provide analytical, chemical, microbiological, nutritional, and biochemical capabilities that are both standardized, as well as, on the cutting edge of knowledge. We own the only lab in the world dedicated to the study of the noni plant and pioneering new innovative applications for noni.

Working Capital Practices

We maintain sufficient amounts of inventory in stock to provide a high level of service to our customers with our key products. Substantial inventories are required to fulfill our dual role as manufacturer and distributor of some of our products. We also watch seasonal markets and may purchase ahead of normal demand to hedge against cost increases and supply risks.

Employees

As of December 31, 2018, we had 889 employees globally. We also engage temporary employees and consultants as needed. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Patents and Trademarks

We hold United States trademarks, serial numbers 86694956 and 85087186 for Búcha®. We also hold United States trademarks, serial number 77312629 for Xing Energy®, serial number 77050595 for Xing Tea®, and serial numbers 85025636 and 76438612 for Aspen Pure®, all of which were acquired in our acquisition of Xing. We hold the United States trademarks, serial numbers 85243126 for Coco Libre®. We hold licensed rights to use the United States trademarks, serial numbers 85066981, 85767476, 86709724, and 86681878 for Marley branded beverages.

Our subsidiary, Morinda, Inc. holds United States trademarks for: Tahitian Noni® (serial numbers 78660251, 78187079, 77941736, 77371485, 77371452,75592299, 75591862, 75591861, 75677091, 75191183, and 75191181); TruAge® (serial number 85818673); Morinda (serial numbers 78659927, 78659678, 75591637, 75591636, 75591632, and 75256512); a figurative mark of a Man with a Conch Shell (serial numbers 75592298, 75591863, 74839276, and 75355866); our bottle design (serial numbers 76094888 and 76046309); and Te Mana (serial number 87318478). These same trademarks are registered in numerous countries around the world where Morinda sells the brands, including Japan, China, Indonesia, Taiwan, Korea, Vietnam, Canada, Mexico, Chile, Peru, Colombia, the European Union, Russia, Australia, Thailand, and Hong Kong.

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

Our subsidiary Morinda, Inc. holds United States patents, patent numbers: 6,214,351 (Morinda citrifolia Oil); 6,254,913 (Morinda citrifolia Dietary Fiber); 6,417,157 (Morinda citrifolia Oil); 6,589,514 (Cosmetic Intensive Care Serum); 8,535,741 (Palliative Effects of Morinda citrifolia Oil and Juice); 8,652,546 (Morinda citrifolia Formulations for Regulating T-cell Immunomodulation in Neonatal Stock Animals; 8,025,910 (Method and Composition for Administering Bioactive Compounds Derived from Morinda citrifolia); 8,679,550 (Morinda citrifolia Juice Formulations Comprising Iridoids); 8,790,727 (Morinda citrifolia and Iridoid based Formulations).

Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of similar products, the use of a similar name by a competing company or a lawsuit initiated either by us or against us for infringement upon proprietary information or improper use of a trademark or patent, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business due to the cost of defending any potential litigation related to infringement. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Government and Industry Regulation

We are subject to a variety of federal, state and local laws and regulations in the U.S. These laws and regulations apply to many aspects of our business including the manufacture, safety, labeling, transportation, advertising and sale of our products. The U.S. FDA and FTC regulate the advertising and sale of our healthy beverage products and skin care products. Violations of these laws or regulations in the manufacture, safety, labeling, transportation, and advertising of our products could damage our reputation and/or result in regulatory actions with substantial penalties. For example, changes in recycling and bottle deposit laws or special taxes on our beverages and our ingredients could increase our costs. Regulatory focus on the health, safety and marketing of beverage products is increasing. Certain federal or state regulations or laws affecting the labeling of our products, such as California’s “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or could become applicable to our products. At this time, our products do not require government approval, but as federal or state laws change, the manufacture or quality of our products may become subject to additional regulation. CBD products will require registration in certain states. Additionally, existing and new functional health products sold by Morinda can require registration in some foreign markets.

We are also subject to the Securities Act, the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and Washington, Nevada, Colorado, and Utah Corporation Law. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business, such as the United States Internal Revenue Tax Code and the Washington, Colorado, and Utah State Tax Codes, as well as international tax codes and shipping tariffs. We will also be subject to proprietary regulations such as United States Trademark and Patent Law as it applies to the intellectual property of third parties. We believe that the effects of existing or probable governmental regulations will be additional responsibilities of management to ensure that we are in compliance with securities regulations as they apply to our products as well as ensuring that we do not infringe on any proprietary rights of others with respect to our products. We will also need to maintain accurate financial records in order to remain compliant with securities regulations as well as any corporate tax liability we incur.

Seasonality

We experience some seasonality whereby the peak summer months show a higher level of sales and consumption. However, we believe that the structure of our business and range of products in our portfolio mitigate any major fluctuations. Our revenue during the second and third quarters of the year have historically been approximately 60% of annual revenue, and this seasonality is expected to continue for the foreseeable future.

Asia represents 70% of our Morinda sales, and Asia tends to generate lower sales during the following periods as a result of the following seasonality factors:

●
January                        New Year holidays
●
February                      Fewer business days
●
May                             Golden Week holidays
●
August                         Bon Festivities and vacation season
●
December                    The end of the year holidays

Executive Officers.

The following table sets forth the names, ages and positions of our executive officers as of March 29, 2019:

Name	Age	Position

Brent Willis	59	Chief Executive Officer
Gregory Gould Kelly Olsen Richard Rife Randy Smith	53 64 65 64	Chief Financial Officer Chief Commercial Officer Chief Legal & Administrative Officer and Secretary President of Morinda

Brent Willis was appointed as Chief Executive Officer, and as a member of the board of directors, on March 24, 2016. During the previous five years, Mr. Willis has been a director or officer, serving as Chairman and Chief Executive Officer, of a number of majority or minority-owned private-equity backed companies from November 2009 until present. Prior to these companies, from 1987 through 2008, Mr. Willis was a C-Level and Senior Executive for Cott Corporation, AB InBev, The Coca-Cola Company, and Kraft Heinz. Mr. Willis obtained a Bachelor of Science in Engineering from the United States Military Academy at West Point in 1982 and obtained a Master’s in Business Administration from the University of Chicago in 1991.

Gregory A. Gould has served as our Chief Financial Officer since October 2018. Prior to joining the Company, Mr. Gould served as Chief Financial Officer of Therapure—Products (Evolve Biologics), a subsidiary of Therapure BioPharma, Inc., from November 2017 until October 2018. Mr. Gould also served as Chief Financial Officer, Treasurer and Secretary of Aytu BioScience, Inc., or Aytu (NASDAQ: AYTU), from April 2015 until November 2017, and he was the Chief Financial Officer, Secretary and Treasurer of Ampio Pharmaceuticals, Inc., or Ampio (NASDAQ: AMPE), from June 2014 until June 2017. He has held CFO and Principal Accounting Officer roles at several publicly traded corporations and has served as an independent board member and accounting expert. He is a highly accomplished financial executive with expertise in the life sciences industry. Mr. Gould is a CPA in the state of Colorado. He holds a Bachelor of Science in Business Administration from the University of Colorado, Boulder.

Kelly Olsen has served as the Chief Commercial Officer of New Age Beverages Corporation since December 2018. Mr. Olsen has over 30 years’ experience in the direct-to-consumer industry, working as a distributor, consultant, vendor, and part of the corporate staff. Mr. Olsen was a founder and a former president of Morinda and also held senior management positions for Montreal-based Matol Botanical (during its greatest growth period) and Enrich International. He received a Bachelor’s degree in Marketing and a Master’s in Business Administration from Brigham Young University.

Richard Rife has served as Chief Legal & Administrative Officer and corporate secretary of the Company since December 21, 2018. He also served as chief legal officer for Morinda from 2005. Prior to that, Mr. Rife was vice president & deputy general counsel for Novell, Inc. He has a 35-year background in international corporate law and also served as chief privacy officer for an organization with operations in 170 countries. He received his Bachelor of Arts degree in English and Juris Doctor degree from Brigham Young University.

Randy Smith has served as President of Morinda since December 2018. Prior to serving as president, he was Morinda’s CFO, treasurer, and vice president of finance for 14 years. He was a principal in a major international accounting firm, where he specialized in international operations and expansion and had over 20 years of experience consulting with large public and private companies in Chicago, Detroit, and Salt Lake City. Mr. Smith received a Bachelor of Science degree in Accounting and Business Administration from Southern Utah University and his Juris Doctor degree from the University of Utah.

Item 1A - Risk Factors

Our business, financial condition, results of operations and cash flows are subject to a number of risk factors that may adversely affect our business, financial condition, results of operations or cash flows. If any significant adverse developments resulting from these risk factors should occur, the trading price of our securities could decline, and moreover, investors in our securities could lose all or part of their investment in our securities.

You should refer to the explanation of the qualifications and limitations on forward-looking statements under “Special Note Regarding Forward-Looking Statements.” All forward-looking statements made by us are qualified by the risk factors described below.

Risks Related to our Business, Operations, and Industry

We have incurred losses to date and may continue to incur losses.

We have incurred net losses since we commenced operations. For the years ended December 31, 2018 and 2017, our net losses were $12.1 million and $3.5 million, respectively.

We had an accumulated deficit of $22.6 million as of December 31, 2018. These losses have had, and likely will continue to have, an adverse effect on our working capital, assets, and stockholders’ equity. In order to achieve and sustain such revenue growth in the future, we must significantly expand our market presence and revenues from existing and new customers. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

In connection with our combination with Morinda, we potentially owe the former Morinda shareholders up to $15 million in cash or registered stock (plus interest) based on Morinda standalone 2019 results.

In connection with the Morinda combination, the Company issued 43,804 shares of Series D Preferred Stock providing for the potential payment of up to $15 million to the former Morinda shareholders contingent upon Morinda achieving certain post-closing milestones. The holders of the preferred stock will be entitled to receive a dividend of up to an aggregate of $15 million (the “Milestone Dividend”) if the Adjusted EBITDA of Morinda standalone is at least $20 million for the year ended December 31, 2019. The Milestone Dividend is payable on April 15, 2020 (the “Dividend Payment Date”). If the Adjusted EBITDA of Morinda standalone is less than $20 million, the Milestone Dividend will be adjusted downward based on applying a five-times multiple to the difference between the Adjusted EBITDA of $20 million and actual Adjusted EBITDA for the year ended December 31, 2019. Additionally, the Company is required to pay an annual dividend to the holders of the Preferred Stock equal to an aggregate of 1.5% of the Milestone Dividend amount, payable on a pro rata basis. The Company may pay the Milestone Dividend and/or the annual dividend in cash or in kind, provided that if the Company chooses to pay in kind, the shares of common stock issued as payment therefore must be registered under the Securities Act of 1933, as amended (the “Securities Act”). The Preferred Stock will terminate on the Dividend Payment Date.

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

The acceptance of our healthy beverage products by both retailers to gain distribution and by consumers to include in the beverage consumption repertoire is critically important to our success. Shifts in retailer priorities and shifts in user preferences away from our products, our inability to develop effective healthy beverage products that appeal to both retailers and consumers, or changes in our products that eliminate items popular with some consumers could harm our business. Also, our success depends toa significant extent on discretionary user spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience an inability to generate revenue during economic downturns or during periods of uncertainty, where users may decide to purchase beverage products that are cheaper or to forego purchasing any type of healthy beverage products, due to a lack of available capital. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

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

We are currently relying on key individuals to continue our business and operations and, in particular, the professional expertise and services of Mr. Brent Willis, Chief Executive Officer, as well as key members of our executive management team and others in key management positions. In addition, our future success depends in large part on the continued service of Mr. Willis. We have entered into an employment agreement with Mr. Willis, but the existence of an employment agreement does not guarantee retention ofMr. Willis and we may not be able to retain Mr. Willis for the duration of or beyond the end of his term. If our officers and directors chose not to serve or if they are unable to perform their duties, and we are unable to retain a replacement qualified individual or individuals, this could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace the current officers and directors with other qualified individuals.

The healthy beverage and lifestyle industry requires the attraction and retention of talented employees.

Success in the beverage industry, specifically as it relates to our healthy functional beverage products, does and will continue to require the acquisition and retention of highly talented and experienced individuals. Due to the growth in the market segment targeted, such individuals and the talent and experience they possess is in high demand. There is no guarantee that we will be able to attract and maintain access to such individuals. If we fail to attract, train, motivate, and retain talented personnel, our business, financial condition, and operating results may be materially and adversely impacted, which could result in the loss of your entire investment.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.

If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluations, our management concluded that there were no material weaknesses in our internal control over financial reporting for the years ended December 31, 2018 and 2017, respectively. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Failure to comply with Section 404(a) could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

Competition that we face is varied and strong.

Our products and industry as a whole are subject to competition. There is no guarantee that we can develop or sustain a market position or expand our business. We anticipate that the intensity of competition in the future will increase.

We compete with a number of entities in providing products to our customers. Such competitor entities include: (1) a variety of large multinational corporations engaged in the beverage and healthy beverage industries, including but not limited to companies that have established loyal customer bases over several decades; (2) healthy beverage companies that have an established customer base, and have the same or a similar business plan as we do and may be looking to expand nationwide; (3) a variety of other local and national healthy beverage companies with which we either currently or may, in the future, compete; and (4) multinational corporations in the direct selling business that have a large, loyal independent distributor bases.

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

In our direct-to-consumer business, we sell our products to a network of active IPCs and Customers. If we are unable to attract and retain active IPCs and Customers, our business may be harmed.

We distribute our Tahitian Noni,TruAge, and TeMana products through approximately 300,000 independent contractor IPCs, and we depend upon them directly for a substantial amount of our sales. To increase our revenue, we must increase the number of, and the productivity of, our IPCs. Thus, our success in this segment depends in part upon our ability to attract, retain, and motivate a large base of IPCs. We cannot accurately predict how the number and productivity of our IPCs may fluctuate, because we are relying primarily on our IPC leaders to recruit, train, and motivate new IPCs. Several related factors affect retention and motivation, including general business and economic conditions, adverse publicity, investigations or legal proceedings, government regulations or actions, public perceptions about dietary supplement products, and other competing direct-to-consumer companies that are larger than us and compete fiercely for a limited number of persons who desire to become independent distributors.

In our direct-to-consumer business, Tahitian Noni Juice and MAX constitute a significant portion of our sales.

Tahitian Noni Juice and MAX constitute a significant portion of our Morinda business unit sales, accounting for 85%, 85%, and 87% in 2018, 2017, and 2016, respectively. We face a high degree of competition from other companies producing noni and other superfruit products. If consumer demand for these products declines significantly or our competition is more successful in the markets in which we do business, then our financial condition and operating results would be harmed.

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

If we are unable to obtain sufficient quantities of raw and packaging materials, delays or reductions in product shipments could occur which would have a material adverse effect on our business, financial condition, and results of operations. The supply and price of raw materials used to produce our products can be affected by a number of factors beyond our control, such as frosts, droughts, other weather conditions, economic factors affecting growing decisions, various plant diseases and pests, transportation interruption and foreign imposed restrictions. If any of the foregoing were to occur, no assurance can be given that such condition would not have a material adverse effect on our business, financial condition, and results of operations. In addition, our results of operations are dependent upon our ability to accurately forecast our requirements of raw materials. Any failure by us to accurately forecast our demand for raw materials could result in an inability to meet higher than anticipated demand for products or producing excess inventory, either of which may adversely affect our results of operations.

In our direct-to-consumer business, all the noni we use is grown and harvested exclusively in French Polynesia. Noni fruit is the most important raw material used in our Tahitian Noni and TeMana products, and it is important to the success of our Company. If the government of French Polynesia were to prohibit the exportation or use of noni, or, if we were unable to source noni fruit in French Polynesia in sufficient quantities to meet demand for our products due to adverse weather, natural disasters, soil overuse, labor shortages, or any other reason, our financial condition and results would be harmed. Any adverse publicity regarding the quality of noni grown in French Polynesia would also have an adverse impact on our results and financial condition.

We depend heavily on our processing plant in Mataiea, Tahiti.

Our processing plant in Mataiea, Tahiti produces all the noni puree used in our Tahitian Noni Juice, MAX, and many other noni-based products. Noni puree is sent to our Company-owned and contracted manufacturing facilities in American Fork, Utah, Japan, Germany, and China. As a result, we are dependent upon the uninterrupted and efficient operation of our processing plant in Mataiea, Tahiti. The Tahiti operation is subject to power failures, the breakdown, failure,  or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, labor strikes, and the need to comply with the requirements or directives of government agencies, including the FDA. The occurrence of these or any other operational problems at our facility may have a material adverse effect on our business, financial condition,  and results of operations.

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

While we own or control manufacturing facilities in French Polynesia, Utah, and China, a portion of our sales revenue is dependent on third party manufacturers that we do not control. The majority of these manufacturers’ business comes from producing and/or selling either their own products or our competitors’ products. As independent companies, these manufacturers make their own business decisions. They may have the right to determine whether, and to what extent, they manufacture our products, our competitors’ products and their own products. They may devote more resources to other products or take other actions detrimental to our brands. In most cases, they are able to terminate their manufacturing arrangements with us without cause. We may need to increase support for our brands in their territories and may not be able to pass on price increases to them. Their financial condition could also be adversely affected by conditions beyond our control, and our business could suffer as a result. Deteriorating economic conditions could negatively impact the financial viability of third-party manufacturers. Any of these factors could negatively affect our business and financial performance.

Failure of third-party distributors upon which we rely could adversely affect our business.

We rely heavily on third party distributors for the sale of our RTD products to retailers. The loss of a significant distributor could have a material adverse effect on our business, financial condition, and results of operations. Our distributors may also provide distribution services to competing brands, as well as larger, national or international brands, and may be to varying degrees influenced by their continued business relationships with other larger beverage, and specifically, healthy beverage companies. Our independent distributors may be influenced by a large competitor if they rely on that competitor for a significant portion of their sales. There can be no assurance that our distributors will continue to effectively market and distribute our products. The loss of any distributor or the inability to replace a poorly performing distributor in a timely fashion could have a material adverse effect on our business, financial condition and results of operations. Furthermore, no assurance can be given that we will successfully attract new distributors as they increase their presence in their existing markets or expand into new markets.

We may fail to comply with applicable government laws and regulations.

We are subject to a variety of federal, state, and local laws and regulations in the U.S. and foreign countries, some of which are rapidly changing or at times conflicting. These laws and regulations apply to many aspects of our business including the manufacture, safety, labeling, transportation, advertising and sale of our products. Violations of these laws or regulations in the manufacture, safety, labeling, transportation and advertising of our products could damage our reputation and/or result in regulatory actions with substantial penalties. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures. For example, changes in recycling and bottle deposit laws or special taxes on our beverages and our ingredients could increase our costs. Regulatory focus on the health, safety and marketing of beverage products is increasing. Certain federal or state regulations or laws affecting the labeling of our products, such as California’s “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or could become applicable to our products.

Our IPCs could violate marketing or advertising laws or regulations.

In our direct-to-consumer business, we sell through IPCs. Each IPC signs an agreement with Morinda, agreeing to comply with all our policies and procedures, including without limitation our Policy Manual. Our policies prohibit false and misleading advertising and the making of improper health and income claims. We require IPCs to clear all promotional materials in advance with our Compliance Department. However, despite our efforts, from time to time, IPCs violate our policies and publish inappropriate marketing materials describing our products or programs. It is impossible to monitor all social media outlets and all IPC communications. Our Compliance Department takes commercially reasonable means, including a computer program that actively searches for improper advertising, to find improper IPC advertising—and when we find such advertising, we require the IPC to correct it. Some such promotional communications have lingered for years in obscure places on the internet and, by the time we find them, the IPC is no longer affiliated with us and is not cooperative in removing the offending advertising. These violations by IPCs could lead to actions against us by regulatory agencies, states’ attorney generals, and private parties and could have an adverse impact on our business, financial condition, and operational results.

Our proposed Cannabidiol (CBD) product line is subject to varying, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.

We have announced the launch of a new product line consisting of CBD-infused beverages. Our intention is to commercialize the new line as soon as regulations and laws permit in different jurisdictions in markets worldwide. The cannabis industry is evolving and subject to varying, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. For example, the Agriculture Improvement Act of 2018 removes hemp from the Controlled Substances Act and permits the production and marketing of hemp and derivatives of cannabis with less than 0.3 percent concentrations of THC. However, in  a statement from Scott Gottlieb, FDA Commissioner, the Commissioner reemphasized its agency 's authority to regulate products containing cannabis or cannabis derived compounds under the  Federal Food, Drug and Cosmetic Act and Section 351 of the Public Health Service Act.

The Company does not intend to distribute and commercialize its CBD product line in the U.S. until it believes it can do so in conformity with applicable laws. Although the demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop,  we cannot reasonably predict the nature of such developments or the effect, if any, that such developments could have on our business.

There is no guarantee that we will be able to commercialize our CBD Infused beverages.

If our CBD-infused beverages are to be subject to an extended approval process to comply with the FD&C Act, we may not be able to commercialize our CBD-infused beverages or may have to delay commercialization for an extended period of time. CBD products will also be subject to registration and/or approval in foreign jurisdictions in which the Company does business. It is uncertain how a delay in commercializing our CBD products would impact our Company.

Our ongoing investment in new product lines and products and technologies is inherently risky and could disrupt our ongoing businesses.

We have invested and expect to continue to invest in new product lines, products, and technologies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results.

We face various operating hazards that could result in the reduction of our operations.

Our operations are subject to certain hazards and liability risks faced by beverage companies that manufacture and distribute water, tea, energy drink, and dietary supplement products, such as defective products, contaminated products, and damaged products. The occurrence of such a problem could result in a costly product recall and serious damage to our reputation for product quality, as well as potential lawsuits. Although we maintain insurance against certain risks under various general liability and product liability insurance policies, no assurance can be given that our insurance will be adequate to fully cover any incidents of product contamination or injuries resulting from our operations and our products. We cannot assure you that we will be able to continue to maintain insurance with adequate coverage for liabilities or risks arising from our business operations on acceptable terms. Even if the insurance is adequate, insurance premiums could increase significantly which could result in higher costs to us.

Substantial disruption to production at our manufacturing and distribution facilities could occur.

A disruption in production at our beverage manufacturing facilities could have a material adverse effect on our business. In addition, a disruption could occur at any of our other facilities or those of our suppliers, bottlers, or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, strikes, transportation or supply interruption, government regulation, cybersecurity attacks or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more, or may take a significant time to start production, each of which could negatively affect our business and financial performance.

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

Litigation and publicity concerning product quality, health, and other issues could adversely affect our results of operations, business and financial condition.

Our business could be adversely affected by litigation and complaints from customers or government authorities resulting from product defects or product contamination. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from buying our products. We could also incur significant liabilities, if a lawsuit or claim results in a decision against us, or litigation costs, regardless of the result. Further, any litigation may distract our key employees of cause them to expend resources and time normally devoted to the operations of our business.

We have experienced significant growth resulting in changes to our organization and structure, which if not effectively managed, could have a negative impact on our business.

Our headcount and operations have grown substantially in recent years. We increased the number of full-time employees from 172 as of December 31, 2017 to 889 as of December 31, 2018. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives.

In addition, our organizational structure has become more complex as a result of our significant growth. We have added employees and may need to continue to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures. The expansion of our systems and infrastructure may require us to commit additional financial, operational, and management resources before our revenue increases and without any assurances that our revenue will increase. If we fail to successfully manage our growth, we likely will be unable to successfully execute our business strategy, which could have a negative impact on our business, financial condition, and results of operations.

Our ability to use our net operating loss carryforwards may be limited

We have incurred net operating losses for US income tax purposes during our history.  To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire.  Under Internal Revenue Code (“IRC”) Section 382, if a corporation undergoes an “ownership change, “ generally defined as a greater than 50 percent change (by value) in its equity ownership by certain stockholders over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, (and other pre-change tax attributes as applicable) to offset its post change income may be limited.  We may have experienced ownership changes in the past and may experience ownership changes in the future and/or subsequent shifts in our stock ownership (some of which shifts are outside our control).  As a result, if we generate net taxable income, our ability to use our pre-change NOLs to offset such taxable income could be subject to limitations.  Similar provisions of state tax law may also apply.  As a result, even if we attain profitability, we may be unable to use a material portion of our NOL’s and other tax attributes.  We plan to perform an IRC Section 382 analysis to determine if there are currently any limitations on the future use of our net operating loss carryforwards.

Because of our combination with Morinda and because our long-term growth strategy involves further expansion of our sales to consumers outside the United States, our business is susceptible to risks associated with global operations.

With the Morinda combination, we now have subsidiaries in 25 countries and sales in 60 countries. This provides access to international markets for our traditional New Age product line. Still, our current global operations and future initiatives involve a variety of risks, including:

●
changes in a specific country’s or region’s political or economic conditions;

●
changes in regulatory requirements, taxes, currency control laws, or trade laws;

●
more stringent regulations relating to data security (e.g., the GDPR in Europe), such as where and how data can be housed, accessed, and used, and the unauthorized use of, or access to, commercial and personal information;

●
differing labor regulations, especially in countries and geographies where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

●
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;

●
increased travel, real estate, infrastructure, and legal compliance costs associated with global operations;

●
currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we choose to do so in the future;

●
limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

●
laws and business practices favoring local competitors or general preferences for local vendors;

●
limited or insufficient intellectual property protection;

●
political instability or terrorist activities;

●
exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions; and

●
adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

If we are not able to successfully address the above risks that may arise in connection with a global business, our financial condition and business result will be adversely affected.

Economic uncertainties or downturns in the general economy could disproportionately affect the demand for our products and services and negatively impact our results of operations.

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread. Furthermore, during challenging economic times, our distribution customers may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If such conditions occur, we may be required to increase our allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. An economic turndown could, also, decrease demand for our nutritional supplement products that are on the higher end of the price range. The economic conditions in the U.S. and the various countries in which we do business also impact foreign exchange rates. We cannot predict the timing, strength, or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for our products and services may not experience growth.

If we fail to enhance our brand, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that the development of our trade names and various brands are critical to achieving widespread awareness of our products, and as a result, is important to attracting new customers and maintaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable products at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, our business could be adversely impacted.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions worldwide with increasingly complex tax laws, the application of which can be uncertain. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the 2017 United States Tax Cut and Jobs Act (“Tax Act”) may require the collection of information not regularly produced within our company and the exercise of significant judgment in accounting for its provisions. Many aspects of the Tax Act are unclear and may not be clarified for some time. As regulations and guidance evolve with respect to the Tax Act, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position.

The amount of taxes we pay in jurisdictions in which we operate could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest, and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations.

In December 2018, we completed a business combination with Morinda, an entity much larger than our business before this acquisition. We previously acquired other businesses and product lines. We believe convergence with Morinda and these other businesses have been and continue to be successful. We may in the future seek to acquire or invest in businesses and product lines that we believe could complement or expand our product offerings, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not the acquisitions are completed. If we acquire businesses, we may not be able to integrate successfully the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected.

If our security measures are compromised or unauthorized access to customer data is otherwise obtained, our services may be perceived as not being secure, customers may curtail or cease their use of our services, our reputation may be harmed, and we may incur significant liabilities. Further, we are subject to governmental and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

Our business sometimes involve access to, processing, sharing, using, storage, and the transmission of proprietary information and protected data of our customers. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for accessing, processing, sharing, using, storage, and transmission of such information. If our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation could be damaged, our business and our customers may be harmed, and we could incur significant liabilities. In particular, cyberattacks, phishing attacks, and other internet-based activity continue to increase in frequency and in magnitude generally, and these threats are being driven by a variety of sources, including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations, and hacking groups and individuals. In addition, if the security measures of our customers are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches on us, our products and services, or our systems. We may also be responsible for repairing any damage caused to our customers’ systems that we support, and we may not be able to make such repairs in a timely manner or at all. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brands become more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ proprietary and protected data.

Many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our customers, by our competitors, or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or subject us to third party lawsuits, government investigations, regulatory fines, or other action or liability, all or any of which could materially and adversely affect our business, financial condition, and results of operations.

We cannot assure you that any limitations of liability provisions in our contracts for a security breach would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure which, if any, cyber related claims made against us would be covered by our existing general liability insurance coverage and coverage for errors or omissions, whether this coverage or any additional coverage the Company seeks will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more claims, or that the insurer will not deny coverage as to any particular or future claim. The successful assertion of one or more claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of substantial deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition, and results of operations.

As a global company, we are subject to numerous jurisdictions worldwide regarding the accessing, processing, sharing, using, storing, transmitting, disclosure and protection of personal data, the scope of which are constantly changing, subject to differing interpretation, and may be inconsistent between countries or in conflict with other laws, legal obligations or industry standards. For example, the EU General Data Protection Regulation (GDPR), which greatly increases the jurisdictional reach of European Union law and became effective in May 2018, adds a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance. We have made a concerted effort to comply with the GDPR and also generally comply with industry standards and strive to comply with all applicable laws and other legal obligations relating to privacy and data protection, but it is possible that these laws and legal obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with industry standards or our practices. Compliance with such laws and other legal obligations may be costly and may require us to modify our business practices, which could adversely affect our business and profitability. Any failure or perceived failure by us to comply with these laws, policies or other obligations may result in governmental enforcement actions or litigation against us, potential fines, and other expenses related to such governmental actions, and could cause our customers to lose trust in us, any of which could have an adverse effect on our business.

Failure to comply with global laws and regulations could harm our business.

Our business is subject to regulation by various global governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations.

In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions, and may result in our inability to provide certain products and services to prospective clients or clients. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, or if clients made claims against us for compensation, our business, financial condition, and results of operations could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees and costs. Enforcement actions and sanctions could further harm our business, financial condition and results of operations.

Our China business accounts for a significant part of our revenue and anticipated growth. Any decline in sales in China would harm our business results, as would any adverse regulatory action. Repatriation of profits from China may not be ensured.

Our operations in China are conducted by Morinda’s wholly owned subsidiary, Tahitian Noni Beverages (China) Company Limited (“TNI China”). TNI China received a coveted direct selling license from the Chinese Ministry of Commerce in 2015. Our China sales have been growing at a robust, double-digit rate for the past several years, making China Morinda’s second largest market. If we are not able to continue to grow sales through our TNI China business, it will have an adverse impact on our global results.

China is a large and vibrant market but doing business in China requires navigation of a difficult regulatory environment. China has published regulations governing direct selling—and a number of administrative methods and proclamations have been issued. These regulations require TNI China to use a business model different from the one Morinda offers in other markets. For TNI China to operate under these regulations, we have created and implemented a model specifically for China. However, it cannot be ensured that interpretations of direct selling laws will not adversely affect our business in China or lead to fines against us or our IPCs.

It can take one to three years to obtain product registrations in China. The lengthy process for obtaining product registrations often prevents us from launching new product initiatives in China on the same timelines as other markets around the world.

Chinese regulations prevent persons who are not Chinese nationals from engaging in direct selling in China. We cannot guarantee that any of our IPCs that do not have a China presence or any of IPCs or wholesalers in China have not engaged or will not engage in activities that violate our policies in this market, or that violate Chinese law or other applicable law, and therefore result in regulatory action and adverse publicity.

Our operations in China are subject to risks and uncertainties related to general economic, political, and legal developments in China. For example, as a result of negative media coverage about the healthcare-related product claims made by a competitor in the direct selling industry in China, the government has recently increased its scrutiny of activities within the healthcare market, including direct selling. The Chinese government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling foreign exchange and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies, and issuing necessary licenses to conduct business. Accordingly, any adverse change in the Chinese economy, the Chinese legal system, or Chinese governmental, economic, or other policies could have a material adverse effect on our business in China and our prospects generally.

Over the past several years, the Company has been able to receive periodic license fees and annual dividends from TNI China. However, there is no guarantee this will continue, and any change in government policy affecting payment of license fees or repatriation of profits could harm the results and financial performance of the Company and reduce the Company’s access to cash resources.

Limits on the amount of sales compensation we can pay to our IPCs in certain countries could harm our business and cause regulatory risks.

               Certain markets, including China, Korea, Indonesia, and Vietnam, impose limits on the amount of sales compensation we can pay our IPCs. For example, in Korea, local regulations limit sales compensation to 35% of our total revenue in Korea. These regulations may inhibit persons from becoming IPCs or cause interested persons to join competitors that are not focused on compliance. We have had to modify our compensation plan in certain markets to be in compliance. It is difficult to keep compensation within limits and we may, therefore, be at risk of violating limits even as we are trying to act in accordance with the regulations. It is not always clear which revenues and expenses are within the scope of regulations. Any failure to keep sales compensation within legal limits in the above and other markets could result in fines or other sanctions, including suspensions.

Catastrophic events may disrupt our business.

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, power loss, telecommunications failure or other catastrophic event could cause system interruptions, delays in accessing our service, reputational harm, loss of critical data or could prevent us from providing our products and services to our clients. In addition, some of our employee groups reside in areas particularly susceptible to earthquakes, such as Utah and Japan, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems or otherwise continue to provide our services to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems, could affect our ability to conduct normal business operations and adversely affect our business, financial condition, and results of operations.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (the “SEC”) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

We may be unable to meet the obligations of various financial covenants that are contained in our loan agreement with our senior lender, East West Bank.

Our loan agreement with East West Bank impose various obligations and financial covenants on the Company. The loan facility has a variable interest rate and is collateralized by substantially all of the assets of the Company and its subsidiaries. In addition, the loan agreement imposes various financial covenants on the Company including maintaining a prescribed fixed charge coverage ratio, minimum adjusted EBITDA, minimum net cash and total leverage ratio. In addition the loan agreement limits the Company’s ability to dispose of all or any part of its business or property; merge or consolidate with or into any other business organization; incur or prepay additional indebtedness; declare or pay any dividend or make a distribution on any class of our stock; or enter into specified material transactions with its affiliates. Accordingly, an adverse change in our financial performance would make it more difficult to meet our financial covenants.

It is difficult and costly to protect and enforce our proprietary rights.

Our commercial success will depend in part on obtaining and maintaining trademark protection, patent protection, and trade secret protection of our products and brands, as well as successfully defending that intellectual property against third-party challenges. We will only be able to protect our intellectual property related to our trademarks, patents, and brands to the extent that we have obtained rights under valid and enforceable trademarks, patents, or trade secrets that cover our products and brands. Changes in either the trademark and patent laws or in interpretations of trademark and patent laws in the U.S. and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our issued trademarks or our issued patents. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

We may face intellectual property infringement claims that could be time-consuming and costly to defend, and could result in our loss of significant rights and the assessment of treble damages.

From time to time we may face intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties. Some of these claims may lead to litigation. The outcome of any such litigation can never be guaranteed, and an adverse outcome could affect us negatively. For example, werea third party to succeed on an infringement claim against us, we may be required to pay substantial damages (including up to treble damages if such infringement were found to be willful). In addition, we could face an injunction, barring us from conducting the allegedly infringing activity. The outcome of the litigation could require us to enter into a license agreement which may not be under acceptable, commercially reasonable, or practical terms or we may be precluded from obtaining a license at all. It is also possible that an adverse finding of infringement against us may require us to dedicate substantial resources and time in developing non-infringing alternatives, which may or may not be possible. In the case of diagnostic tests, we would also need to include non-infringing technologies which would require us to re-validate our tests. Any such re-validation, in addition to being costly and time consuming, may be unsuccessful.

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

Although we try to ensure that we, our employees, and independent contractors (including IPCs) do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we, our employees, or independent contractors have used or disclosed intellectual property in violation of others’ rights. These claims may cover a range of matters, such as challenges to our trademarks, as well as claims that our employees or independent contractors are using trade secrets or other proprietary information of any such employee’s former employer or independent contractors. As a result, we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to our Common Stock and Corporate Governance

The price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:
●
our ability to integrate operations, products, and services;
●
our ability to execute our business plan;
●
operating results below expectations;
●
litigation regarding product contamination;
●
our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;
●
announcements of new or similar products by us or our competitors;

●
loss of any strategic relationship, including raw material provider or distributor relationships;
●
period-to-period fluctuations in our financial results;
●
changes in foreign exchange rates;
●
developments concerning intellectual property rights;
●
changes in legal, regulatory, and enforcement frameworks impacting our products;

●
the addition or departure of key personnel;
●
announcements by us or our competitors of acquisitions, investments, or strategic alliances;
●
actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;
●
the level and changes in our year-over-year revenue growth rate;
●
the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;
●
any delisting of our common stock from Nasdaq due to any failure to meet listing requirements;
●
economic and other external factors; and
●
the general state of the securities market.

These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. Securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the performance of particular companies.

Our stock price has in the past and may in the future fluctuate based on developments in the cannabis industry.

The market price of our common stock has in the past fluctuated in response to developments in the cannabis industry and has experienced price swings in tandem with industry leaders in the cannabis market. As such, we have experienced fluctuations in the market price of our stock unrelated to the financial performance of our core business. The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations based on developments and changes in the cannabis industry. Such fluctuations may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the most recently publicly-traded price or the price per share paid by existing investors, and investors purchasing our shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share at this time.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common shares.

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. If no analysts commence coverage of us, the market price and volume for our common shares could be adversely affected.

We have not and may never pay dividends to shareholders.

We have not declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion, and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment, and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our commonstock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with The NASDAQ Capital Market listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below The NASDAQ Capital Market minimum bid price requirement, or prevent future non-compliance with The NASDAQ Capital Market listing requirements.

Item 1B.          Unresolved Staff Comments.

None.

Item 2.          Properties.

Our operations, packaging, and distribution are currently being conducted from a building located at 1700 E. 68th Avenue in Denver, Colorado. The lease for this building provides for monthly rent of $53,040 through the expiration date in March 2027. We intend to sublease for a portion of this space after our planned relocation of our corporate offices to downtown Denver in the second quarter of 2019.

In January 2019, we entered into a lease for approximately 79,600 square feet of office space in the downtown area of Denver, Colorado at 2420 17th Street. Our monthly obligation for base rent will average approximately $33,000 per month over the lease term which expires in December 2029. We intend to sublet a portion of this space while preserving this space for future expansion as we grow our business. We also lease space in three warehouses and we operates multiple satellite warehouses in Colorado and other strategic locations around the U.S. that are either short term leases or we are charged on a per case storage basis. We also own a manufacturing facility in Alamosa, Colorado that is used for our Aspen Pure product.

As of December 31, 2018, Morinda and its subsidiaries lease most of their physical properties, except for properties in French Polynesia and Asia. Morinda’s headquarters is in American Fork, Utah, in a 140,000 square foot office, manufacturing, warehouse, and shipping facility custom built on a 12-acre parcel for our exclusive use.

Morinda has a manufacturing, office and warehouse facility in Chongquing, China, consisting of three buildings totaling approximately 64,500 square feet which are located on about three acres of land leased from the government through July 2060. Additional store and office facilities are leased in many cities in China, including Shanghai, Beijing, Taiyuan, Fuzhou, Hangzhou, Guangzhou, Weihai, Nanjing, and Shenyang.

Morinda has a warehouse and noni-processing facility in Mataiea, Tahiti, consisting of a building approximately 82,250 square feet located on about 13.5 acres of land leased from the government through May 2030 (renewable for another thirty-year term).

Morinda has an entire large office building in the Shinjuku area of Tokyo, Japan consisting of approximately 47,200 square feet of gross building space. We lease office space in Okinawa, Kogoshima, Osaka, Sapporo, and Nagoya, Japan; Moscow, Russia; Bogota, Colombia; Santiago, Chile; Surabaya, Yogyakarta, Makassar, Jakarta, and Medan, Indonesia, Thalwil, Switzerland; Munich and Mainz, Germany; Kuala Lumpur, Malaysia; Poznan, Poland; Hanoi and Tai Phong City, Vietnam; Bangkok, Thailand; Seoul, Korea; Budapest, Hungary; Vienna, Austria; Sandvika, Norway; Taipei, Kaohsiung, and Taichung, Taiwan; Solna, Sweden; Brampton, Canada; Brisbane, Australia; Hong Kong; Mexico City, Mexico; and Lima, Peru.

We believe our current physical properties are sufficient and adequate to meet our current and projected requirements, and that our leases are competitive and comparable to facilities available in the respective areas.

Item 3.           Legal Proceedings.

From time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. We are not aware of any material proceedings in which our company or any of our directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to our company, or has a material interest adverse to our company.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock began trading on the NASDAQ Capital Market on February 17, 2017, under the symbol “NBEV.” The following tables set forth the high and low closing prices for our common stock as reported on the Nasdaq Capital Market for the quarterly periods indicated. These prices do not include retail markups, markdowns, or commissions.

	2018		2017
Year ended December 31,	High	Low	High	Low
First Quarter	$3.92	$2.12	$5.55	$3.51
Second Quarter	2.50	1.70	6.72	3.71
Third Quarter	7.85	1.32	5.09	3.41
Fourth Quarter	8.95	3.13	3.35	1.99

Holders

On March 29, 2019, there were approximately 115 stockholders of record of our common stock. We believe the number of beneficial owners of our common stock are substantially greater than the number of record holders because a large portion of our outstanding common stock are held of record in broker “street names” for the benefit of individual investors.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of any cash dividends will be dependent upon our revenue, earnings and financial condition from time to time. The payment of any dividends will be within the discretion of our board of directors. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our board of directors will declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” which is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Recent Sales of Unregistered Securities

In October 2018, we issued an aggregate of 417,822 shares of our common stock upon exercise of previously granted options to purchase shares of our common stock.

The shares were issued in reliance upon an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve public offerings of securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.          Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

       You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Item 8 of this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those described below. You should read the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

        Certain figures, such as interest rates and other percentages included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Overview

        We are a Colorado-based healthy beverage company engaged in the development and commercialization of a portfolio of organic, natural and other better-for-you healthy beverages. We market a full portfolio of Ready-to-Drink (“RTD”) better-for-you beverages including competitive offerings in the kombucha, tea, coffee, functional waters, relaxation drinks, energy drinks, rehydrating beverages, and functional medical beverage segments. We also offer liquid dietary supplement products, including Tahitian Noni® Juice, through a direct-to-consumer model using independent distributors called independent product consultants (“IPCs”). We differentiate our brands through superior functional performance characteristics and ingredients and offer products that are 100% organic and natural, with no high-fructose corn syrup (“HFCS”), no genetically modified organisms (“GMOs”), no preservatives, and only natural flavors, fruits, and ingredients. We rank as one of largest healthy beverage companies in the world as well as one of the fastest growing beverage companies according to Beverage Industry Magazine annual rankings and Markets and Markets. Our goal is to become the world’s leading healthy beverage company, with leading brands for consumers, leading growth for retailers and distributors, and leading return on investment for shareholders. Our target market is health conscious consumers, who are becoming more interested and better educated on what is included in their diets, causing them to shift away from less healthy options such as carbonated soft drinks or other high caloric beverages and towards alternative beverage choices. Consumer awareness of the benefits of healthier lifestyles and the availability of heathier beverages is rapidly accelerating worldwide, and we are capitalizing on that shift.

Recent Developments

East West Bank Loan Agreement

        On March 29, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”).  The Loan Agreement matures on March 29, 2023 and provides for (i) a term loan in the aggregate principal amount of $15.0 million, which may be increased to $25.0 subject to the satisfaction of certain conditions (the “Term Loan”) and (ii) a $10.0 million revolving loan facility (the “Revolving Loan Facility”). At the closing, EWB funded $25.0 million to us consisting of the $15.0 million Term Loan and $10.0 as an advance under the Revolving Loan Facility. Our obligations under the Loan Agreement are secured by substantially all of our assets and guaranteed by certain of our subsidiaries. The Loan Agreement requires compliance with certain financial and restrictive covenants and includes customary events of default. Key financial covenants include maintenance of minimum Adjusted EBITDA and a maximum Total Leverage Ratio (all as defined and set forth in the Loan Agreement). During any periods when an event of default occurs, the Loan Agreement provides for interest at a rate that is 3.0% above the rate otherwise applicable to such obligations.

        Borrowings outstanding under the Loan Agreement will bear interest at the Prime Rate plus 0.25%. However, if the Total Leverage Ratio (as defined in the Loan Agreement) is equal to or greater than 1.50 to 1.00, borrowings will bear interest at the Prime Rate plus 0.50%. We may voluntarily prepay amounts outstanding under the Revolving Loan Facility on ten business days’ prior notice to EWB without prepayment charges. In the event the Revolving Loan Facility is terminated prior to its maturity, we would be required to pay an early termination fee in the amount of 0.50% of the revolving line. Additional borrowing requests under the Revolving Loan Facility are subject to various customary conditions precedent, including satisfaction of a borrowing base test as more fully described in the Loan Agreement. The Revolving Loan Facility also provides for an unused line fee equal to 0.5% per annum of the undrawn portion. The Loan Agreement includes a lockbox arrangement that requires that we direct our customers to remit payments to a restricted bank account, whereby all available funds are used to pay down the outstanding principal balance under the Revolving Loan Facility.

Payments under the Term Loan are interest-only for the first six months and are followed by principal and interest payments amortized over the remaining term of the Term Loan. We may elect to prepay the Term Loan before its maturity on 10 business days’ notice to EWB subject to a prepayment fee of 2% for the first year of the Term Loan and 1% for the second year of the Term Loan.  No later than 120 days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2019, we are required to make a payment towards the outstanding principal amount of the Term Loan in an amount equal to 35% of the Excess Cash Flow (as defined in the Loan Agreement), if the Total Leverage Ratio is less than 1.50 to 1.00 or (i) 50% of the Excess Cash Flow if the Total Leverage Ratio is greater than or equal to 1.50 to 1.00.   Reference is made to Note 3 to our consolidated financial statements included in Item 8 of this Report for a discussion of the Merger with Morinda entered into in December 2018, and Note 8 for a discussion about the public offering completed in November 2018. Additionally, reference is made to Note 16 to our consolidated financial statements included in Item 8 of this Report for a discussion of (i) a new Loan Agreement for $25.0 million of funding with East West Bank entered into on March 29, 2019, (ii) a sale leaseback entered into on March 22, 2019 that is expected to result in net proceeds between $9.0 million and $12.0 million.

Siena Revolver

                On March 29, 2019, simultaneously with our entry into the new loan facility with East West Bank discussed below, we repaid all outstanding amounts under the Siena Revolver, including a prepayment fee of $0.5 million.

Sale Leaseback

                On March 22, 2019, we entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $55 million of the land and building in Tokyo that serves as the corporate headquarters of Morinda’s Japanese subsidiary. Concurrently with the sale, we entered into a lease of this property for an initial noncancelable term of seven years, with an option at our discretion to extend the lease term for 20 additional years. The monthly lease cost is ¥20 million (approximately $181,000 as of March 22, 2019) for the initial seven-year term.

                 In connection with this transaction, we repaid the $2.9 million mortgage on the building, cancelled the related interest rate swap agreement, and we are obligated to pay $25.0 million to the former stockholders of Morinda to eliminate the contingent financing liability incurred under the business combination. After these payments, income taxes, post-closing repair obligations, and transaction costs, the net proceeds from the sale leaseback are expected to be between $9.0 million and $12.0 million.

Our Business Model

We market our RTD beverage products using a range of marketing mediums, including in-store merchandising and promotions, experiential marketing, events, and sponsorships, digital marketing and social media, direct marketing, and traditional media including print, radio, outdoor, and TV.

               Our core business is to develop, market, sell, and distribute healthy liquid dietary supplements and ready-to-drink beverages. The beverage industry comprises $870 billion in annual revenue according to Euromonitor and Booz & Company and is highly competitive with three to four major multibillion-dollar multinationals that dominate the sector. We compete by differentiating our brands as healthier and better-for-you alternatives that are natural, organic, and/or have no artificial ingredients or sweeteners. Our brands include Tahitian Noni Juice, TruAge, Xing Tea, Aspen Pure®, Marley, Búcha® Live Kombucha, PediaAde, Coco Libre, BioShield, and ‘NHANCED Recovery, all competing in the existing growth and newly emerging dynamic growth segments of the beverage industry. Morinda also has several additional consumer product offerings, including a TeMana line of skin care and lip products, a Noni + Collagen ingestible skin care product, wellness supplements, and a line of essential oils.

Key Components of Consolidated Statements of Operations

 Net Revenue. We recognize revenue when products are delivered and when title and the risk of ownership passes to our customers. Revenue consists of the gross sales price, net of estimated returns and allowances, discounts, and personal rebates that are accounted for as a reduction from the gross sale price. Shipping and handling charges that are billed to customers are included as a component of revenue.

Cost of goods sold. Cost of goods sold primarily consists of product costs and freight. Since we use third-party suppliers to manufacture our products, we don’t capitalize overhead as part of our inventories.

Commissions. Commissions earned by our sales and marketing personnel are charged to expense in the same period that the related sales transactions are recognized.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of personnel costs for our administrative, human resources, finance and accounting employees and executives. General and administrative expenses also include contract labor and consulting costs, travel-related expenses, legal, auditing and other professional fees, rent and facilities costs, repairs and maintenance, advertising and marketing costs, and general corporate expenses.

Business combination expenses. When we enter into business combinations, the acquisition-related transaction costs are accounted for as expenses in the periods in which such costs are incurred. When we enter business combinations, a portion of the consideration may be contingent on future operating performance of the acquired business. In these circumstances, we determine the fair value of the contingent consideration as a component of the purchase price, and all future changes in the fair value of our obligations is reflected as an adjustment to our operating expenses in the period that the change is determined.

Depreciation and amortization expense. Depreciation and amortization expense consists of depreciation expense related to property, plant and equipment, amortization expense related to leasehold improvements, and amortization expense related to identifiable intangible assets.

Interest expense. Interest expense is incurred under our revolving credit facilities and other debt obligations. The components of interest expense include the amount of interest payable in cash at the stated interest rate, make-whole applicable premium, accretion of debt discounts and issuance costs using the effective interest method, and the write-off of debt discounts and issuance costs if we prepay the debt before the maturity date.

Loss on change in fair value of embedded derivatives. The Siena Revolver contains features referred to as embedded derivatives that are required to be bifurcated and recorded at fair value. Embedded derivatives include requirements to pay default interest upon the existence of an event of default and to pay “make-whole” interest for certain mandatory and voluntary prepayments of the outstanding principal balance under the Siena Revolver. We perform valuations of the embedded derivatives on a quarterly basis. Changes in the fair value of embedded derivatives are reflected as a non-operating gain or loss in our consolidated statements of operations.

Other income (expense), net. Other income (expense), net consists primarily of interest income and non-operating expenses.

Gain from sale of property and equipment. Gains from the sale of property and equipment are reflected in the period that the sale transaction closes. Impairment losses related long-lived assets are generally reflected as operating expenses in the period that an asset is determined to be impaired.

Income tax expense. The provision for income taxes is based on the amount of our taxable income and enacted federal, state and foreign tax rates, as adjusted for allowable credits and deductions. Our provision for income taxes consists only of foreign taxes for the periods presented as we had no taxable income for U.S. federal or state purposes. In addition, because of our lack of domestic earnings history, the domestic net deferred tax assets have been fully offset by a valuation allowance and no tax benefit has been recognized.

Results of Operations

Our consolidated statements of operations for the years ended December 31, 2018 and 2017, are presented below (in thousands):

			Change
	2018	2017	Amount	Percent

Net revenue	$52,160	$52,188	$(28)	0%
Cost of goods sold	42,865	39,788	3,077	8%

Gross profit	9,295	12,400	(3,105)	-25%

Operating expenses:
Commissions	2,781	1,456	1,325	91%
General and administrative	20,288	15,387	4,901	32%
Business combination expenses:
Financial advisor and other transaction costs	3,189	232	2,957	(1)
Change in fair value of earnout obligations	100	-	100	(1)
Depreciation and amortization expense	2,310	1,606	704	44%

Total operating expenses	28,668	18,681	9,987	53%

Operating loss	(19,373)	(6,281)	(13,092)	208%

Non-operating income (expenses):
Interest expense	(1,068)	(228)	(840)	368%
Loss from change in fair value of embedded derivatives	(470)	-	(470)	(1)
Other income (expense), net	(151)	(300)	149	-50%
Gain from sale of building	-	3,273	(3,273)	-100%

Loss before income taxes	(21,062)	(3,536)	(17,526)	496%
Income tax expense	8,927	-	8,927	(1)

Net loss	$(12,135)	$(3,536)	$(8,599)	243%

(1)
Percentage is not applicable since no amounts were incurred for the year ended December 31, 2017.

Comparison of Years ended December 31, 2018 and 2017

Net revenue. Net revenue was unchanged at $52.2 million for the years ended December 31, 2018 and 2017. Net revenue for the New Age segment decreased from $52.2 million for the year ended December 31, 2017 to $48.3 million for the year ended December 31, 2018, a decrease of $3.8 million or 7%. The decrease in net revenue for the New Age segment was primarily attributable to an increase in discounts and allowances of $2.5 million which was driven by the negative impact related to working capital constraints during 2018, which severely constricted inventory levels and the Company’s ability to meet the demands of major distributors and retailers. The other major impact between gross and net revenue level was an increase in billbacks and discounts from one of our major distributors where we were impacted by significant charges on shipments we shorted because of our inventory challenges, and we faced a high level of changeover charges related to the Coco-Libre brand. For the year ended December 31, 2018, the Morinda acquisition contributed net revenue of $3.8 million for the post acquisition period from December 21, 2018 through December 31, 2018.

Cost of goods sold. Cost of goods sold increased from $39.8 million for the year ended December 31, 2017 to $42.9 million for the year ended December 31, 2018, an increase of $3.1 million or 8%. Cost of goods sold for the New Age segment increased from $39.8 million for the year ended December 31, 2017 to $42.0 million for the year ended December 31, 2018, an increase of $2.2 million or 5%. This increase in cost of goods sold was due to higher product costs since we were making smaller production runs and buying raw materials in smaller amounts on the spot market, so we were not getting economies of scale with our product which was related to our working capital constraints during 2018.

For the year ended December 31, 2018, cost of goods sold for the Morinda acquisition was $0.9 million for the post acquisition period from December 21, 2018 through December 31, 2018.

Gross Profit. Gross profit decreased from $12.4 million for the year ended December 31, 2017 to $9.3 million for the year ended December 31, 2018, a decrease of $3.1 million or 25%. Gross margin decreased from 24% for the year ended December 31, 2017 to 18% for the year ended December 31, 2018. As discussed below the decrease in gross margin was primarily due to higher product costs on lower net revenues for the New Age segment.

Gross profit for the New Age segment decreased by $6.0 million for the year ended December 31, 2018, primarily due to a decrease in net revenue of $3.8 million and an increase in cost of goods sold of $2.2 million as discussed above. As a result, gross margin for the New Age segment decreased from 24% for the year ended December 31, 2017 to 13% for the year ended December 31, 2018. The lower gross margins for the New Age segment in 2018 are not indicative of our expectations for the year ending December 31, 2019, due to the working capital constraints that negatively impacted our net revenue and our production costs in 2018. As discussed under Liquidity and Capital Resources below, the conditions that constrained the availability of funding for working capital requirements have been resolved by our debt and equity financing activities over the past five months. Therefore, we expect improved margins for the New Age segment beginning in the second quarter of 2019.

For the period from December 21, 2018 through December 31, 2018, gross profit for the Morinda acquisition was $0.9 million and gross margin was 76%. For pre-acquisition periods in 2018 and 2017, Morinda’s gross margin was approximately 80%. We don’t believe the lower gross margin for the post-acquisition period is indicative of a trend, but rather is a factor of the short period of time and holidays during which Morinda’s results are consolidated with ours.

Commissions. Commissions increased from $1.5 million for the year ended December 31, 2017 to $2.8 million for the year ended December 31, 2018, an increase of $1.3 million. This increase was due to the Morinda acquisition which resulted in commissions of $1.5 million for the post acquisition period from December 21, 2018 through December 31, 2018. Under Morinda’s business model, commissions typically range between 38% and 40% of net revenue whereas commissions for the New Age segment are typically about 3% of net revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $15.4 million for the year ended December 31, 2017 to $20.3 million for the year ended December 31, 2018, an increase of $4.9 million or 32%. This increase was primarily attributable to (i) $1.5 million related to Morinda for the post acquisition period from December 21, 2018 through December 31, 2018, (ii) an increase in other compensation and benefits of $1.4 million, (iii) an increase in stock-based compensation of $0.8 million, (iv) an increase in rent and occupancy costs of $0.5 million, and an increase in professional fees of $0.4 million.

Our compensation and benefit costs and professional fees have increased in 2018 due to the significant growth that resulted from three acquisitions in 2017 and one acquisition in 2018. Due to the growth of our business and our status as a public company, we expect these costs will continue to increase as we address the accounting and financial reporting requirements of a significantly more complex business structure.

Business combination expenses. Acquisition-related transaction costs for financial advisory services and professional fees associated with the business combination are not included as a component of the consideration transferred but are accounted for as expenses in the periods in which such costs are incurred. Acquisition-related transaction costs related to business combinations increased from $0.2 million for the year ended December 31, 2017 to $3.2 million for the year ended December 31, 2018, an increase of $3.0 million. In connection with the acquisition of Morinda, we incurred transaction costs of $3.2 million, including (i) payment of cash of $1.1 million and issuance of 214,250 shares of Common Stock with a fair value of $1.2 million to a financial advisor that assisted with the consummation of the Merger, and (ii) professional fees and other incremental and direct costs associated with the Merger of $0.9 million. For the year ended December 31, 2017, we incurred transaction costs of $0.2 million in connection with the Maverick business combination.

In addition, as part of the Marley transaction in 2017, we agreed to make a one-time earnout payment of $1.25 million if revenue for the Marley reporting unit is equal to or greater than $15.0 million during any trailing twelve calendar month period after the closing. The fair value of the earnout was valued using the weighted average return on assets and amounted to $0.8 million on the closing date. During 2018, we determined that the fair value of this earnout obligation had increase to $0.9 million. Accordingly, we recognized an expense of $0.1 million for the year ended December 31, 2018.

Depreciation and amortization expense. Depreciation and amortization expense increased from $1.6 million for the year ended December 31, 2017 to $2.3 million for the year ended December 31, 2018, an increase of $0.7 million. This increase was due to (i) an increase of $0.5 million due to full year of amortization expense in 2018 related to approximately $20.0 million of identifiable intangible assets associated with the Maverick, PMC and Marley acquisitions that closed in the first half of 2017, and (ii) approximately $0.2 million of depreciation and amortization related to the Morinda acquisition for the post acquisition period from December 21, 2018 through December 31, 2018. Due to the Morinda acquisition, we expect a significant increase in depreciation and amortization expense for the year ending December 31, 2019.

Interest expense. Interest expense increased from $0.2 million for the year ended December 31, 2017 to $1.1 million for the year ended December 31, 2018, an increase of $0.9 million. The entire increase in interest expense was attributable to a Senior Secured Convertible Promissory Note with a principal balance of $4.75 million that was borrowed in June 2018 and provided for a maturity date in June 2019. Due to the early extinguishment of in August 2018, we recognized accretion for all of the debt discount and issuance costs of $0.6 million for the year ended December 31, 2018. In addition, we incurred interest expense of $0.1 million and a make-whole prepayment fee of $0.2 million for the year ended December 31, 2018.

Loss on change in fair value of embedded derivatives. In August 2018, we entered into the Siena Revolver that provides for borrowings up to $12.0 million. The Siena Revolver includes features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. We determined that embedded derivatives include the requirement to pay (i) an early termination premium if the Siena Revolver is terminated before the Maturity Date, and (ii) default interest at a 5.0% premium if events of default exist. An early termination premium is required to be paid if Siena’s commitment to make revolving loans is terminated prior to the Maturity Date in August 2021. The fee is equal to 4.00%, 2.25% and 1.25% of the $12.0 million commitment if termination occurs during the first, second and third years after August 2018 closing date, respectively.

As of December 31, 2018, the fair value of these embedded derivatives was $0.5 million which resulted in the recognition of a loss of $0.5 million for the year ended December 31, 2018. Increases in the fair value of embedded derivatives result in losses that are recognized when the likelihood increases that a future cash payment will be required to settle an embedded derivative, whereas gains are recognized when the fair value decreases. Decreases in fair value occur when we become contractually obligated to pay an embedded derivative (whereby the embedded derivative liability is transferred to a contractual liability), or as the likelihood of a future cash settlement decreases. The loss of $0.5 million for the year ended December 31, 2018 was due to our assessment that the probability of a prepayment event was likely before the first anniversary of the Siena Revolver. On March 29, 2019, we terminated the Siena Revolver with the proceeds of the East West Bank financing discussed below under Liquidity and Capital Resources. As a result, we incurred a prepayment fee of $480,000 that will be recognized as an expense for the first quarter of 2019 and this expense will be offset by a gain of $470,000 due to elimination of the derivative.

Other income (expense), net. For the year ended December 31, 2017, we had net other expense of $0.3 million as compared to the year ended December 31, 2018, when we had net other expense of $0.2 million.

Gain from sale of building. On January 10, 2017, we entered into an agreement with an unaffiliated third party resulting in the sale for $8.9 million of the land and building that serves as our corporate headquarters in Denver, Colorado. Concurrently with the sale, we entered into a lease of this property for an initial term of ten years, with two options to extend for successive five-year periods. This transaction qualified as a sale under ASU 2016-02 (“Leases”), whereby a gain of approximately $3.3 million was recognized for the year ended December 31, 2017. For the year ended December 31, 2018, we did not sell any of our property and equipment.

Income tax expense. Due to a valuation allowance for our deferred income tax assets, we did not recognize an income tax benefit for the year ended December 31, 2017. For the year ended December 31, 2018, we recognized an income tax benefit of $8.9 million as a result of deferred income tax liabilities of $9.9 million recorded in connection with the Morinda business combination. We determined that our net operating loss carryforwards will offset any income tax expense related the deferred income tax liabilities for Morinda. Accordingly, we recognized an $8.9 million deferred income tax benefit for the year ended December 31, 2018.

Liquidity and Capital Resources

Overview

As of December 31, 2018, we had cash and cash equivalents of $42.5 million and working capital of $40.9 million. For the year ended December 31, 2018, we incurred a net loss of $12.1 million and cash used in operating activities was $22.0 million.

We have contractual obligations of approximately $50.8 million that are due during the 12 months ending December 31, 2019. This amount includes (i) payables to the former stockholders of Morinda for $34.0 million, (ii) operating lease payments of $6.3 million, (iii) open purchase orders of $4.8 million, (iv) estimated payments due under the Siena Revolver of $2.7 million, and (v) principal due under a foreign mortgage for $1.3 million. Of the $50.8 million of contractual obligations, $25.0 million is payable to the extent that proceeds up to this amount are received in a sale leaseback financing that closed on March 22, 2019, and that will be paid in the second quarter of 2019. Accordingly, we will only be required to satisfy $25.8 million of these contractual obligations from our existing capital resources as the $25.0 million payable is netted from the sales proceeds from the sale leaseback of our Japanese building that is discussed in Note 16 to our consolidated financial statements included in Item 8 of this Report. We expect the net proceeds from the sale leaseback will range between $9.0 million and $12.0 million.

Based on our expectations for future growth in net revenue for the Morinda and New Age segments, we believe our cash flow from operating activities for the year ending December 31, 2019, combined with (i) our existing cash resources of $42.5 million, (ii) up to $12.0 million of net proceeds from the Japanese sale leaseback, and (iii) net proceeds of approximately $22.4 million from the East West Bank loan (net of payoff of the Siena Revolver) as discussed below, will be sufficient to fund our working capital requirements and the remainder of our net contractual obligations of $19.1 million.

Siena Revolver

In August 2018, we entered into a loan and security agreement with Siena Lending Group LLC (“Siena”) that provided for a $12.0 million revolving credit facility (the “Siena Revolver”) with a scheduled maturity date of August 10, 2021 (the “Maturity Date”). Outstanding borrowings provided for interest at the greater of (i) 7.5% or (ii) the prime rate plus 2.75%. As of December 31, 2018, the effective interest rate was 8.25%. Beginning in November 2018, we were required to pay interest on a minimum of $2.0 million of borrowings, regardless of whether such funds had been borrowed. The Siena Revolver also provided for an unused line fee equal to 0.5% per annum of the undrawn portion of the $12.0 million commitment. The Siena Revolver was subject to availability based on eligible accounts receivables and eligible inventory of the Company. As of December 31, 2018, the borrowing base calculation permitted total borrowings of approximately $2.5 million. After deducting the outstanding principal balance of $2.0 million, we had excess borrowing availability of $0.5 million as of December 31, 2018. Pursuant to the Siena Revolver, we granted a security interest in substantially all assets and intellectual property of the Company and its subsidiaries, except for such assets owned by Morinda.

The Siena Revolver contained standard and customary events of default including, but not limited to, maintaining compliance with the financial and non-financial covenants set forth in the Siena Revolver. The financial covenants required maintenance of a fixed charge coverage ratio of less than 1.1 if excess borrowing availability was less than $1.0 million, and to maintain minimum liquidity of $2.0 million. The fixed charge coverage ratio compares EBITDA, net of unfinanced capital expenditures, to fixed charges for the latest quarterly reporting period. As of December 31, 2018, we were in compliance with the financial covenants. The Siena Revolver also limited or prohibited us from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders. The Siena Revolver included a lockbox arrangement that required that we direct our customers to remit payments to a restricted bank account, whereby all available funds were used to pay down the outstanding principal balance under the Siena Revolver.

On March 29, 2019, simultaneously with our entry into the new loan facility with East West Bank discussed below, we repaid all outstanding amounts under the Siena Revolver, including a prepayment fee of $0.5 million.

East West Bank Loan Agreement

On March 29, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”).  The Loan Agreement matures on March 29, 2023 and provides for (i) a term loan in the aggregate principal amount of $15.0 million, which may be increase to $25.0 subject to the satisfaction of certain conditions (the “Term Loan”) and (ii) a $10.0 million revolving loan facility (the “Revolving Loan Facility”). At the closing, EWB funded $25.0 million to us consisting of the $15.0 million Term Loan and $10.0 as an advance under the Revolving Loan Facility. Our obligations under the Loan Agreement are secured by substantially all of our assets and guaranteed by certain of our subsidiaries. The Loan Agreement requires compliance with certain financial and restrictive covenants and includes customary events of default. Key financial covenants include maintenance of minimum Adjusted EBITDA and a maximum Total Leverage Ratio (all as defined and set forth in the Loan Agreement). During any periods when an event of default occurs, the Loan Agreement provides for interest at a rate that is 3.0% above the rate otherwise applicable to such obligations.

Borrowings outstanding under the Loan Agreement will bear interest at the Prime Rate plus 0.25%. However, if the Total Leverage Ratio (as defined in the Loan Agreement) is equal to or greater than 1.50 to 1.00, borrowings will bear interest at the Prime Rate plus 0.50%. We may voluntarily prepay amounts outstanding under the Revolving Loan Facility on ten business days’ prior notice to EWB without prepayment charges. In the event the Revolving Loan Facility is terminated prior to its maturity, we would be required to pay an early termination fee in the amount of 0.50% of the revolving line. Additional borrowing requests under the Revolving Loan Facility are subject to various customary conditions precedent, including satisfaction of a borrowing base test as more fully described in the Loan Agreement. The Revolving Loan Facility also provides for an unused line fee equal to 0.5% per annum of the undrawn portion. The Loan Agreement includes a lockbox arrangement that requires that we direct our customers to remit payments to a restricted bank account, whereby all available funds are used to pay down the outstanding principal balance under the Revolving Loan Facility.

Payments under the Term Loan are interest-only for the first six months and are followed by principal and interest payments amortized over the remaining term of the Term Loan. We may elect to prepay the Term Loan before its maturity on 10 business days’ notice to EWB subject to a prepayment fee of 2% for the first year of the Term Loan and 1% for the second year of the Term Loan.  No later than 120 days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2019, we are required to make a payment towards the outstanding principal amount of the Term Loan in an amount equal to 35% of the Excess Cash Flow (as defined in the Loan Agreement), if the Total Leverage Ratio is less than 1.50 to 1.00 or (i) 50% of the Excess Cash Flow if the Total Leverage Ratio is greater than or equal to 1.50 to 1.00.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	2018	2017	Change
Net cash provided by (used in):
Operating activities	$(21,831)	$(8,411)	$(13,420)
Investing activities	(29,438)	6,227	(35,665)
Financing activities	96,401	1,940	94,461

Cash Flows Provided by Operating Activities

For the years ended December 31, 2018 and 2017, net cash flows used in operating activities amounted to $21.8 million and $8.4 million, respectively. The key components in the calculation of our cash used in operating activities for the years ended December 31, 2018 and 2017, are as follows (in thousands):

	2018	2017	Change

Net loss	$(12,135)	$(3,536)	$(8,599)
Deferred income tax benefit	(8,927)	-	(8,927)
Non-cash and non-operating expenses, net	7,596	163	7,433
Changes in operating assets and liabilities, net	(8,365)	(5,038)	(3,327)
Total	$(21,831)	$(8,411)	$(13,420)

For the year ended December 31, 2018, our net loss of $12.1 million and a non-cash deferred income tax benefit of $8.9 million resulted in combined negative operating cash flow of $21.1 million. However, non-cash expenses partially mitigated this impact by $7.6 million. For the year ended December 31, 2018, non-cash expenses of $7.6 million included depreciation and amortization expense of $2.3 million, stock-based compensation expense of $2.5 million, acquisition costs settled in shares of Common Stock for $1.2 million, accretion and amortization of debt discount and issuance costs of $0.8 million, and a loss from change in fair value of embedded derivatives of $0.5 million. Additionally, a cash expense for make-whole applicable premium of $0.2 million was classified as a financing cash outflow since it related to the prepayment of debt.

For the year ended December 31, 2018, changes in operating assets and liabilities used $8.4 million of operating cash flows including (i) an increase in inventories of $3.4 million, (ii) an increase in prepaid expenses and other assets of $1.8 million, and (iii) an increase in accounts payable and accrued liabilities of $4.4 million. These uses of cash total $9.6 million and were partially offset by cash collections that resulted in a decrease in accounts receivable of $1.3 million.

For the year ended December 31, 2017, cash flows used in operating activities amounted to $8.4 million. While we recognized a net loss of $3.5 million for the year ended December 31, 2017, net non-cash expenses of $0.2 million mitigated the cash impact of our net loss. For the year ended December 31, 2017, non-cash expenses amounted to $3.4 million including depreciation and amortization expense of $1.6 million, stock-based compensation expense of $1.7 million, and accretion and amortization of debt discount and issuance costs of $0.1 million. These non-cash expenses of approximately $3.4 million were partially offset by a $3.3 million gain from sale of our building in Denver, Colorado.

For the year ended December 31, 2017, changes in operating assets and liabilities used $5.0 million of operating cash flows including (i) an increase in accounts receivable of $2.3 million, (ii) an increase in inventories of $0.3 million, (iii) an increase in prepaid expenses and other assets of $0.5 million, and (iii) an increase in accounts payable and accrued liabilities of $2.0 million.

Cash Flows Used in Investing Activities

Cash used in investing activities was primarily driven by three business combinations in our New Age segment that were completed in 2017 and the Morinda segment business combination in 2018. For the year ended December 31, 2018, our principal use of cash in investing activities resulted from a cash payment of $75.0 million to purchase the Morinda segment in December 2018. This cash payment was offset by the cash, cash equivalents and restricted cash that we acquired from Morinda for a total of $46.3 million. The net amount of cash paid to acquire the Morinda segment of $28.7 million is reflected as an investing cash outflow for the year ended December 31, 2018. For the year ended December 31, 2018, we also made capital expenditures primarily for machinery and equipment for $0.7 million. Of the $0.7 million of capital expenditures, approximately $0.6 million related to our Morinda segment.

For the year ended December 31, 2017, our principal use of cash in investing activities resulted from a cash payment of $2.0 million to acquire the Maverick reporting unit in March 2017. For the year ended December 31, 2017, we also made capital expenditures primarily for machinery and equipment in our New Age segment for $0.7 million.

Cash Flows from Financing Activities

Our financing activities provided net cash proceeds of $1.9 million for the year ended December 31, 2017 as compared to $96.4 million for the year ended December 31, 2018. For the year ended December 31, 2018, the principal sources of cash from our financing activities consisted of (i) $99.9 million from four public offerings that resulted in the issuance of an aggregate of 34.7 million shares of our Common Stock, (ii) $5.0 million for borrowings under the Siena Revolver, and (iii) $4.6 million from a convertible debt financing in June 2018. These financing cash proceeds totaled $109.5 million and were partially offset by cash payments for (i) principal paid under the Siena Revolver of $3.0 million, (ii) principal and make-whole premium in August 2018 to repay the convertible debt financing for $4.9 million, (iii) payment to terminate our previous revolver with U.S. Bank for $2.0 million in June 2018, (iv) payment of $2.2 million for incremental and direct offering costs associated with the public offerings, and (v) payment of debt issuance costs associated with the Siena Revolver for $0.6 million.

For the year ended December 31, 2017, net cash provided by financing activities was primarily attributable to a public offering in February 2017 that resulted net proceeds of $15.4 million for the issuance of an aggregate of 4.9 million shares of our Common Stock. The other sources of cash from our financing activities in 2017 resulted in cash proceeds of $2.0 million from the U.S. Bank Revolver that was entered into in July 2017, and proceeds from the exercise of warrants for $0.1 million. These sources of cash from financing activities total $17.5 million and were partially offset by (i) principal payments to repay a previous revolving line of credit for $5.7 million, (ii) principal payments of $4.8 million under a mortgage that was repaid upon the sale of our building in Denver, Colorado, (iii) principal payments of $4.5 million under a note payable to the former owners of Xing Beverage LLC that was acquired in 2016, and (iv) principal payments on other installment notes payable of $0.6 million.

Contractual Obligations

The following table summarizes our contractual obligations on an undiscounted basis as of December 31, 2018, and the period in which each contractual obligation is due:

	Year Ending December 31:
	2019	2020	2021	2022	2023	Thereafter	Total

Operating lease obligations	$6,328	$4,480	$3,040	$2,672	$2,261	$5,611	$24,392
Earn-outs in business combinations:
Morinda (1)	-	13,134	-	-	-	-	13,134
Marley (2)	-	-	625	313	312	-	1,250
Payables to former Morinda stockholders:
Excess working capital (EWC) (3)	9,000	5,463	-	-	-	-	14,463
Contingent on financing event (4)	25,000	-	-	-	-	-	25,000
Siena Revolver (5):
Principal balance	2,000	-	-	-	-	-	2,000
Interest expense	41	-	-	-	-	-	41
Collateral monitoring fees	93	-	-	-	-	-	93
Early termination penalty	480	-	-	-	-	-	480
Mortgage payable to foreign bank	1,275	1,353	-	-	-	-	2,628
Installment notes payable	54	12	-	-	-	-	66
Employment agreements (6)	1,650	-	-	-	-	-	1,650
Open purchase orders	4,796	-	-	-	-	-	4,796

Total	$50,717	$24,442	$3,665	$2,985	$2,573	$5,611	$89,993
__________________

(1)
Represents the fair value of earnout consideration under the Series D Preferred Stock as discussed further in Note 3 to the consolidated financial statements included in Item 8 of this Report. The cash payment is due in the second quarter of 2020.

(2)
Represents the fair value of earnout consideration related to the Marley acquisition as discussed further in Note 3 to the consolidated financial statements included in Item 8 of this Report. The one-time cash payment of $1.25 million is required at such time as revenue for the Marley reporting unit is equal to or greater than $15.0 million during any trailing twelve calendar month period after the closing. Payment for 50% of the $1.25 million is due within 15 days after the month in which the earnout payment is triggered, 25% is payable one year after the first payment, and the remaining 25% is payable two years after the first payment. The timing of payment is based on our current expectations that the net revenue threshold will be triggered during the year ending December 31, 2021.

(3)
Represents Excess Working Capital payments to Morinda’s stockholders as discussed further in Note 3 to the consolidated financial statements included in Item 8 of this Report. The cash payment is due for $1.0 million in April 2019, $8.0 million in July 2019, and the remainder of $5.5 million is payable in July 2020.

(4)
As discussed further in Note 3 to the consolidated financial statements included in Item 8 of this Report, Morinda agreed to pay its former stockholders up to $25.0 million from the net proceeds of a sale leaseback financing event to be completed after the Closing Date. The closing for this financing occurred on March 22, 2019, whereby the entire $25.0 million will be payable to Morinda’s former stockholders during the second quarter of 2019.
(5)
While the Siena Revolver was not scheduled to mature until August 2021, we terminated the facility on March 29, 2019. Accordingly, all amounts due are shown in 2019 and for purposes of the calculation of interest expense and the early termination penalty, the payments shown give effect to the termination on March 29, 2019. As discussed in Note 16 to our consolidated financial statements included in Item 8 of this Report the Siena Revolver was replaced with a new Loan Agreement for $25.0 million with East West Bank which is excluded from this table since it was entered into on March 29, 2019.

(6)
Consists of base salary payable to five individuals under employment agreements that renew annually for successive one-year terms, unless terminated by either party.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported net revenue and expenses during the reporting periods. These items are monitored and analyzed for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies that are described in Note 2 to our consolidated financial statements included in Item 8 of this Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill and other intangibles with indefinite useful lives are not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered more likely than not that the fair value of the reporting unit is greater than the carrying amount, further testing of goodwill for impairment is not required. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Identifiable intangible assets acquired in business combinations are recorded at the estimated acquisition date fair value. Finite lived intangible assets are amortized over the shorter of the contractual life or their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for property and equipment and identifiable intangible assets if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value.

Revenue Recognition

We recognize revenue when our performance obligations are satisfied. Our primary performance obligation (the distribution and sale of beverage products) is satisfied upon the shipment or delivery of products to our customers, which is also when control is transferred. Merchandising activities that are performed after a customer obtains control of the product, are accounted for as fulfillment of our performance obligation to ship or deliver product to our customers and are recorded in selling, general and administrative expenses. Merchandising activities are immaterial in the context of our contracts.

The transfer of control of products to our customers is typically based on written sales terms that do not allow for a right of return. However, our policy for DSD and certain chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. As a result, we record reserves, based on estimates, for anticipated damaged and out-of-date products.

Payments received for undelivered or back-ordered products are recorded as deferred revenue. Our policy is to defer revenue related to distributor convention fees, payments received on products ordered in the current period but not delivered until the subsequent period, initial independent product consultants (“IPCs”) fees, IPC renewal fees and internet subscription fees until the products or services have been provided.

Stock-Based Compensation

We measure the cost of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. We compute the fair value of options using the Black-Scholes-Merton (“BSM”) option pricing model. We recognize the cost of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. We recognize the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation.

 Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Realization of deferred income tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred income tax asset will not be realized based on the weight of available evidence, including expected future earnings.

We recognize an uncertain tax position in our financial statements when we conclude that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. Interest and penalties related to income taxes are recognized in the provision for income taxes.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

For additional information on recently issued accounting standards and our plans for adoption of those standards, please refer to the section titled Recent Accounting Pronouncements under Note 2 to our consolidated financial statements included in Item 8 of this Report.

Non-GAAP Financial Measures

To provide investors and others with additional information regarding our results, we have disclosed certain non-GAAP financial measures as follows:

Gross Revenue is net revenue plus deductions for discounts and allowances (net of recoveries). Gross revenue is a key operational metric for our business because this is how we believe investors and competitors measure us and other beverage companies as with additional scale distributors and retails will have less ability to force discounts and allowances on smaller companies in the market which will help identify our full value to an investor, competitor or potential acquire.

EBITDA is net loss adjusted to exclude interest expense, income tax expense, and depreciation and amortization expense.

Adjusted EBITDA is EBITDA adjusted to exclude business combination expenses, stock-based compensation expense, losses on changes in the fair value of embedded derivatives, other non-operating income and expenses, and gains and losses from the sale of long-lived assets.

The primary purpose of using non-GAAP financial measures is to provide supplemental information that we believe may prove useful to investors and to enable investors to evaluate our results in the same way we do. We also present the non-GAAP financial measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis, as well as comparing our results against the results of other companies, by excluding items that we do not believe are indicative of our core operating performance. Specifically, we use these non-GAAP measures as measures of operating performance; to prepare our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to facilitate a comparison of our results with those of other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and in communications with our board of directors concerning our financial performance. Investors should be aware however, that not all companies define these non-GAAP measures consistently.

We provide in the tables below a reconciliation from the most directly comparable GAAP financial measure to each non-GAAP financial measure presented. Due to a valuation allowance for our deferred tax assets, there were no income tax effects associated with any of our non-GAAP adjustments. The calculation of our Non-GAAP Financial Measures is presented below for the years ended December 31, 2018 and 2017:

	2018	2017

Gross Revenue:
Net revenue	$52,160	$52,188
Non-GAAP adjustment:
Discounts and allowances, net of recoveries	6,959	4,448

Non-GAAP gross revenue	$59,119	$56,636

Non-GAAP EBITDA and Adjusted EBITDA reconciliation:
Net loss	$(12,135)	$(3,536)
Non-GAAP adjustments:
Interest expense	1,068	228
Income tax benefit	(8,927)	-
Depreciation and amortization expense	2,310	1,606

EBITDA	(17,684)	(1,702)
Non-GAAP adjustments:
Business combination financial advisor and other transaction costs	3,189	232
Stock-based compensation expense	2,533	1,731
Loss from change in fair value of embedded derivatives	470	-
Other expense, net	151	300
Gain from sale of building	-	(3,273)

Adjusted EBITDA	$(11,341)	$(2,712)

Non-GAAP Gross Revenue. For the calculation of Non-GAAP gross revenue, we exclude selling discounts and allowances when evaluating the gross amount of our revenue. Our gross revenue is an important metric because this is how we believe investors and competitors measure us and other beverage companies since with additional scale distributors and retailers will have less ability to force discounts and allowances on smaller companies in the market, which will help identify our full value to an investor, competitor or potential acquirer.

EBITDA and Adjusted EBITDA. EBITDA is defined as net income (loss) adjusted to exclude GAAP amounts for interest expense, income tax expense, and depreciation and amortization expense. For the calculation of Adjusted EBITDA, we also exclude the following items for the periods presented:

Business Combination Expenses: Financial advisory fees, due diligence costs and other professional fees incurred in connection with business combinations are excluded, them since they do not relate to our core business activities.

Stock-Based Compensation Expense: Our compensation strategy includes the use of stock-based compensation to attract and retain employees, directors and consultants. This strategy is principally aimed at aligning the employee interests with those of our stockholders and to achieve long-term employee retention, rather than to motivate or reward operational performance for any particular period. As a result, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any particular period.

Loss on Change in Fair Value of Embedded Derivatives: Our Siena Revolver credit facility includes features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. We have excluded this loss related to the changes in fair value of embedded derivatives given the nature of the fair value requirements. We are not able to manage these amounts as part of our business operations nor are the losses part of our core business activities, so we have excluded them.

Other Non-operating Income and Expense: Other non-operating income and expenses are excluded since they typically do not relate to our core business activities.

Gain from the Sale of Long-lived Assets: Gain from the sale of buildings and other long-lived assets are excluded since they do not relate to our core business activities.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
New Age Beverages Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of New Age Beverages Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

April 1, 2019

NEW AGE BEVERAGES CORPORATION

Consolidated Balance Sheets
December 31, 2018 and 2017
(In thousands, except par value per share amounts)

ASSETS	2018	2017
Current assets:
Cash and cash equivalents	$42,517	$285
Accounts receivable, net of allowance of $134 and $52, respectively	9,837	7,462
Inventories	37,148	7,042
Prepaid expenses and other	6,473	1,435
Total current assets	95,975	16,224

Long-term assets:
Identifiable intangible assets, net	67,830	23,556
Property and equipment, net	57,281	1,895
Goodwill	31,514	21,230
Right-of-use lease assets	18,489	4,065
Deferred income taxes	8,908	-
Restricted cash and other	6,935	702
Total assets	$286,932	$67,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,960	$4,370
Accrued liabilities	34,019	2,394
Current portion of business combination liabilities	8,718	-
Current maturities of long-term debt	3,369	3,549
Total current liabilities	55,066	10,313

Long-term liabilities:
Business combination liabilities, net of current portion	43,412	800
Long-term debt, net of current maturities	1,325	-
Right-of-use lease liability, net of current portion	13,686	3,821
Deferred income taxes	9,747	-
Other	9,160	-
Total liabilities	132,396	14,934

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series B Preferred stock, $0.001 par value per share. Authorized 300 shares;
169 shares issued and outstanding in 2017 (none in 2018)	-	-
Common Stock; $0.001 par value. Authorized 100,000 shares; issued and outstanding
75,067 and 35,172 shares as of December 31, 2018 and 2017, respectively	75	35
Additional paid-in capital	176,471	63,204
Accumulated other comprehensive income	626	-
Accumulated deficit	(22,636)	(10,501)
Total stockholders’ equity	154,536	52,738
Total liabilities and stockholders’ equity	$286,932	$67,672

The accompanying notes are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Consolidated Statements of Operations and Comprehensive Loss
 Years Ended December 31, 2018 and 2017
(In thousands, except loss per share amounts)

	2018	2017
Net revenue	$52,160	$52,188
Cost of goods sold	42,865	39,788
Gross profit	9,295	12,400

Operating expenses:
Commissions	2,781	1,456
Selling, general and administrative	20,288	15,387
Business combination expenses:
Financial advisor and other transaction costs	3,189	232
Change in fair value of earnout obligations	100	-
Depreciation and amortization expense	2,310	1,606
Total operating expenses	28,668	18,681
Operating loss	(19,373)	(6,281)

Non-operating income (expenses):
Interest expense	(1,068)	(228)
Loss from change in fair value of embedded derivatives	(470)	-
Other expense, net	(151)	(300)
Gain from sale of building	-	3,273
Loss before income taxes	(21,062)	(3,536)
Income tax benefit	8,927	-
Net loss	(12,135)	(3,536)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	626	-
Comprehensive loss	$(11,509)	$(3,536)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.26)	$(0.12)
Weighted average number of shares of Common Stock outstanding (basic and diluted)	46,448	30,617

The accompanying notes are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Consolidated Statements of Stockholders’ Equity
 Years Ended December 31, 2018 and 2017
(In thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balances, December 31, 2016	535	$1	21,900	$22	$11,821	$-	$(6,965)	$4,879
Issuance of Common Stock in:
Public offering	-	-	4,929	5	15,394	-	-	15,399
Business combinations:
Maverick Brands, LLC	-	-	2,200	2	9,084	-	-	9,086
Marley Beverage Company, LLC	-	-	3,000	3	18,597	-	-	18,600
PMC Holdings, Inc.	-	-	1,200	1	5,495	-	-	5,496
Restricted stock awards and other services	-	-	645	1	2,501	-	-	2,502
Stock-based compensation	-	-	-	-	162	-	-	162
Issuance of shares upon exercise of warrants	-	-	373	-	150	-	-	150
Conversion of Series B Preferred Stock	(116)	(1)	925	1	-	-	-	-
Recission of Series A Preferred Stock	(250)	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,536)	(3,536)

Balances, December 31, 2017	169	-	35,172	35	63,204	-	(10,501)	52,738
Issuance of Common Stock for:
Conversion of Series B Preferred Stock	(169)	-	1,354	1	(1)	-	-	-
Conversion of Series B promissory notes	-	-	794	1	1,487	-	-	1,488
Public offerings, net of offering costs	-	-	34,684	35	97,606	-	-	97,641
Debt issuance costs	-	-	226	-	470	-	-	470
Transaction costs in business combination	-	-	214	-	1,166	-	-	1,166
Cashless exercise of stock options and warrants	-	-	449	1	(1)	-	-	-
Grant of restricted stock awards, net of forfeitures	-	-	158	-	353	-	-	353
Common Stock exchanged for Series C Preferred Stock	7	-	(6,900)	(7)	-	-	-	(7)
Series C Preferred Stock converted to Common Stock	(7)	-	6,900	7	-	-	-	7
Common Stock issued in business combination with Morinda	-	-	2,016	2	10,968	-	-	10,970
Stock-based compensation expense related to stock options	-	-	-	-	1,219	-	-	1,219
Net change in other comprehensive income	-	-	-	-	-	626	-	626
Net loss	-	-	-	-	-	-	(12,135)	(12,135)
Balances, December 31, 2018	-	$-	75,067	$75	$176,471	$626	$(22,636)	$154,536

The accompanying notes are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Consolidated Statements of Cash Flows
 Years Ended December 31, 2018 and 2017
(In thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,135)	$(3,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,310	1,606
Accretion and amortization of debt discount and issuance costs	780	99
Change in fair value of contingent consideration payable in business combination	100	-
Loss from change in fair value of embedded derivatives	470	-
Stock-based compensation expense	2,533	1,731
Deferred income taxes	(8,927)	-
Issuance of Common Stock for:
Acquisition costs related to business combination	1,166	-
Accrued interest	61	-
Make-whole premium on early payment of Convertible Note	176	-
Gain from sale of building	-	(3,273)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	1,286	(2,301)
Inventories	(3,374)	(299)
Prepaid expenses, deposits and other	(1,838)	(470)
Accounts payable	(3,583)	(1,779)
Other accrued liabilities	(856)	(189)
Net cash used in operating activities	(21,831)	(8,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash, cash equivalents and
restricted cash acquired	(28,694)	(2,000)
Capital expenditures for property and equipment	(744)	(563)
Proceeds from sale of building	-	8,790
Net cash provided by (used in) investing activities	(29,438)	6,227

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock	99,857	15,399
Payments for deferred offering costs	(2,217)	-
Proceeds from borrowings	9,526	2,000
Principal payments on borrowings	(9,955)	(15,610)
Proceeds from exercise of Common Stock purchase warrant	-	151
Debt issuance costs paid	(634)	-
Make-whole premium on early payment of Convertible Note	(176)	-
Net cash provided by financing activities	96,401	1,940
Effect of foreign currency translation changes	439	-
Net change in cash, cash equivalents and restricted cash	45,571	(244)
Cash, cash equivalents and restricted cash at beginning of year	285	529
Cash, cash equivalents and restricted cash at end of year	$45,856	$285

The accompanying notes are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Consolidated Statements of Cash Flows, Continued
 Years Ended December 31, 2018 and 2017
(Dollars in thousands)

	2018	2017
SUMMARY OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at end of year	$42,517	$285
Restricted cash at end of year	3,339	-
Total	$45,856	$285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$386	$228
Cash paid for income taxes	$-	$-
Cash paid under right-of-use lease obligations	$2,080	$644

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Reconciliation of non-cash and cash consideration in business combinations:
Fair value of assets acquired:
Identifiable assets, excluding cash, cash equivalents and restricted cash	$151,902	$23,353
Goodwill	10,284	16,335
Less liabilities assumed	(109,388)	(3,706)
Net assets acquired	52,798	35,982
Issuance of common stock in business combinations	(10,970)	(33,182)
Liability for contingent consideration	(13,134)	(800)
Cash paid, net of cash, cash equivalents and restricted cash acquired	$28,694	$2,000

Other non-cash investing and financing activities:
Exchange of 6,900,000 shares of Common Stock for 6,900 shares
of Series C Preferred Stock	$-	$-
Issuance of Common Stock for conversion of:
Principal under Series B notes payable	$1,427	$-
169,234 shares of Series B Preferred Stock	$-	$-
6,900 shares of Series C Preferred Stock	$-	$-
Restriced stock granted for prepaid compensation, net of forfeitures	$353	$-
Debt issuance costs paid from proceeds of borrowings	$170	$-
Issuance of Common Stock for debt discount	$470	$-
Right-of-use lease assets obtained in exchange for right-of-use lease obligations	$1,569	$4,274
Fair value of warrants issued with convertible debt	$-	$18

The accompanying notes are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Legal Structure and Nature of Operations

New Age Beverages Corporation (the “Company”) was formed under the laws of the State of Washington on April 26, 2010 under the name American Brewing Company, Inc. In April 2015, the Company acquired the assets of B&R Liquid Adventure ("B&R"), which included the brand Búcha® Live Kombucha. In June 2016, the Company acquired the combined assets of Xing Beverage, LLC, Aspen Pure®, LLC, New Age Beverages, LLC, and New Age Properties, LLC and changed the Company’s name to New Age Beverages Corporation.

In March 2017, the Company entered into a business combination with Maverick Brands, LLC (“Maverick”), including acquisition of the Coco-Libre brand. In May 2017, the Company entered into a business combination with PMC Holdings, Inc. (“PMC”), and in June 2017, the Company completed a business combination with Marley Beverage Company, LLC (“Marley”) including the worldwide brand licensing rights to all Marley brand non-alcoholic ready-to-drink (“RTD”) beverages. On December 21, 2018, the Company completed a business combination with Morinda Holdings, Inc., a Utah corporation (“Morinda”), whereby Morinda became a wholly-owned subsidiary of the Company. For further information about the Company’s acquisitions in 2017 and 2018, please refer to Note 3.

The Company manufactures, markets and sells a portfolio of healthy beverage brands including XingTea, Marley, Aspen Pure®, Búcha® Live Kombucha, and Coco-Libre. The portfolio is distributed through the Company’s own Direct Store Distribution (“DSD”) network and a hybrid of other routes to market throughout the United States and in 15 countries around the world. The brands are sold in all channels of distribution including Hypermarkets, Supermarkets, Pharmacies, Convenience, Gas and other outlets.

Morinda is primarily engaged in the development, manufacturing, and marketing of Tahitian Noni® Juice, MAX and other noni beverages (Morinda’s primary products) as well as other nutritional, cosmetic and personal care products. The majority of Morinda’s products have a component of the Noni plant, Morinda Citrifolia (“Noni”) as a common element. Morinda primarily sells and distributes its products to independent product distributors through a direct to consumer selling network. Morinda is based in the United States and markets and sells its products in more than 60 countries throughout the world.

The Company and its subsidiaries are subject to regulation from a number of governmental agencies, including the U.S. Food and Drug Administration; Federal Trade Commission; Consumer Product Safety Commission; federal, state, and local taxing agencies; and others. In addition, the Company and its subsidiaries are subject to regulations from a number of foreign government agencies.

Basis of Presentation and Consolidation

The Company has four wholly-owned subsidiaries, NABC, Inc., NABC Properties, LLC (“NABC Properties”), New Age Health Sciences Holdings, Inc., and Morinda. NABC, Inc. is a Colorado-based operating company that consolidates performance and financial results of the Company’s subsidiaries and divisions. NABC Properties manages leasing and ownership issues for the Company’s buildings and warehouses (except for those owned or leased by Morinda), and New Age Health Sciences owns the Company’s intellectual property, and manages operating performance in the medical and hospital channels. Due to the recent acquisition of Morinda, there have been no material changes to the operations of that subsidiary.

The consolidated financial statements, which include the accounts of the Company and its four wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated.

Emerging Growth Company

The accompanying audited consolidated financial statements and related footnotes have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company previously elected to opt out of such extended transition period which means that the Company must adopt new or revised accounting standards at the same time public companies are required to adopt the new or revised standard. The Company currently expects to retain its status as an emerging growth company until the year ending December 31, 2021, but this status could end sooner under certain circumstances.

Reclassifications

Certain amounts in the 2017 financial statements have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on the previously reported net loss, working capital, cash flows and stockholders’ equity.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, estimated useful lives for identifiable intangible assets and property and equipment, impairment of goodwill and long-lived assets, valuation assumptions for stock options, warrants and equity instruments issued for goods or services, the allowance for doubtful accounts receivable, inventory obsolescence, the allowance for sales returns and chargebacks, deferred income taxes and the related valuation allowances, and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation will be affected.

Risks and Uncertainties

Inherent in the Company’s business are various risks and uncertainties, including its limited operating history in a rapidly changing industry. These risks include the Company’s ability to manage its rapid growth and its ability to attract new customers and expand sales to existing customers, risks related to litigation, as well as other risks and uncertainties. In the event that the Company does not successfully execute its business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in its capital stock may not be recoverable. The Company’s success depends upon the acceptance of its expertise in providing services, development of sales and distribution channels, and its ability to generate significant net revenue and cash flows from the use of this expertise.

Segments

The Company’s chief operating decision maker (the “CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reporting segment for purposes of making operating decisions and assessing financial performance. Accordingly, the Company operates in two reportable segments as presented in Note 15.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less that are freely available for the Company’s immediate and general business use are classified as cash and cash equivalents. Cash and cash equivalents consist primarily of demand deposits with financial institutions.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts

The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, the Company considers, among other factors, the aging of the accounts receivable, its historical write-offs, the credit worthiness of customers, and general economic conditions. Account balances are charged against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may either be in excess or less than the estimated allowance. Recoveries of any accounts receivable previously written off are recorded as a reduction of expense when received.

Inventories

Inventories consist of the costs associated with the purchase of raw materials and the manufacturing and transportation of products. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method. Provisions for excess inventory are included in cost of goods sold and have historically been immaterial.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Years
Buildings and improvements	28-40
Machinery and equipment	3-7
Office furniture and equipment	3-10
Delivery vehicles	3-5

Leasehold improvements are amortized over the remaining lease term or the estimated useful life of the asset, whichever is shorter. As of December 31, 2018, leasehold improvements are being amortized over lives ranging from 1 to 10 years. Maintenance and repairs are expensed as incurred. Depreciation commences when assets are initially placed into service for their intended use.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill and other intangibles with indefinite useful lives are not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered more likely than not that the fair value of the reporting unit is greater than the carrying amount, further testing of goodwill for impairment is not required. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company performed a qualitative assessment and determined there was no impairment of goodwill for the years ended December 31, 2018 and 2017.

Intangible assets acquired in business combinations are recorded at the estimated acquisition date fair value. Finite lived intangible assets are amortized over the shorter of the contractual life or their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Company’s business combinations, identifiable intangible assets were acquired that were recorded at estimated fair value on the date of acquisition. These assets are being amortized using the straight-line method over the amortization periods shown below:

	Number of Years
		Weighted
	Range	Average
License agreements
China direct selling license	15	15.0
Other	15(1)	15.0
Trade names	15	15.0
Manufacturing processes and recipes	15	15.0
Independent product consultants distribution network	10	10.0
Customer relationships	3-15	14.5
Patents	15	15.0
Non-compete agreements	3	3.0
_________________

(1)
In order to more closely reflect the estimated economic life of the license agreement acquired in the June 2017 acquisition of Marley, the Company revised the estimated useful life from 42 years to 15 years during the fourth quarter of 2018. The carrying value of this license was approximately $5.7 million, and the impact of the change in estimate resulted in an additional $64,000 of amortization expense for the fourth quarter of 2018 whereby the change to earnings per share was immaterial. For the year ending December 31, 2019, total amortization expense related to this license agreement is expected to be approximately $0.4 million as compared to approximately $0.2 million that was recognized for the year ended December 31, 2018.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for property and equipment and other long-lived assets if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value. No impairment of long-lived assets occurred in the years presented.

Leases

The Company determines if contractual arrangements are considered a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, whereas assets related to finance leases are included in property and equipment. The corresponding liabilities related to ROU assets and assets under financing leases are included in accrued liabilities and other long-term liabilities in the Company’s consolidated balance sheets, based on the related contractual maturities. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the related obligations to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. None of the Company’s leases provide an implicit interest rate, which requires use of the Company’s estimated incremental borrowing rate to determine the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives.

When lease terms include options to extend or terminate the lease that are reasonably certain to be exercised, the ROU calculations give effect to such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Some of the Company’s lease agreements contain lease and non-lease components, which are generally accounted for separately. However, for certain leases, the Company elects to account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs and Discounts

Debt issuance costs incurred to obtain new debt financing or modify existing debt financing consist of incremental direct costs incurred for professional fees and due diligence services, including reimbursement of similar costs incurred by the lenders. Amounts paid to the lenders when a financing is consummated are a reduction of the proceeds and are treated as a debt discount. Except for revolving lines of credit, debt issuance costs and discounts are presented in the accompanying consolidated balance sheets as a reduction in the carrying value of the debt and are accreted to interest expense using the effective interest method. Debt issuance costs related to revolving lines of credit are presented in the accompanying consolidated balance sheets as a long-term asset and are amortized using the straight-line method over the contractual term of the debt agreement. Unamortized deferred debt issuance costs are not charged to expense when the related debt becomes a demand obligation due to the violation of terms so long as it is probable that the lenders will either waive the violation or will agree to amend or restructure the terms of the indebtedness. If either circumstance is probable, the deferred debt issuance costs continue to be amortized over the remaining term of the initial amortization period. If it is not probable, the costs will be charged to expense.

Deferred Offering Costs

Commissions, legal fees and other costs that are directly associated with equity offerings are capitalized as deferred offering costs, pending a determination of the success of the offering. Deferred offering costs related to successful offerings are charged to additional paid-in capital in the period it is determined that the offering was successful. Deferred offering costs related to unsuccessful equity offerings are recorded as expense in the period when it is determined that an offering is unsuccessful.

Revenue Recognition

We recognize revenue when our performance obligations are satisfied. Our primary performance obligation (the distribution and sale of beverage products) is satisfied upon the shipment or delivery of products to our customers, which is also when control is transferred. Merchandising activities that are performed after a customer obtains control of the product, are accounted for as fulfillment of our performance obligation to ship or deliver product to our customers and are recorded in selling, general and administrative expenses. Merchandising activities are immaterial in the context of our contracts.

The transfer of control of products to our customers is typically based on written sales terms that do not allow for a right of return. However, our policy for DSD and certain chilled products is to remove and replace damaged and out-of-date products from store shelves to ensure that consumers receive the product quality and freshness they expect. Similarly, our policy for certain warehouse-distributed products is to replace damaged and out-of-date products. As a result, we record reserves, based on estimates, for anticipated damaged and out-of-date products.

Revenue consists of the gross sales price, less estimated returns and allowances for which provisions are made at the time of sale, and less certain other discounts, allowances, and personal rebates that are accounted for as a reduction from gross revenue. Shipping and handling charges that are billed to customers are included as a component of revenue. Costs incurred by the Company for shipping and handling charges are included in cost of goods sold.

Payments received for undelivered or back-ordered products are recorded as deferred revenue. The Company’s policy is to defer revenue related to distributor convention fees, payments received on products ordered in the current period but not delivered until the subsequent period, initial independent product consultants (“IPCs”) fees, IPC renewal fees and internet subscription fees until the products or services have been provided. Deferred revenue is included in accrued liabilities in the accompanying consolidated balance sheets.

Customer Programs and Incentives

The Company incurs customer program costs to promote sales of products and to maintain competitive pricing.  Amounts paid in connection with customer programs and incentives are recorded as reductions to revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. The Company accounts for volume rebates made to its independent product consultants (“IPCs”) and similar discounts and incentives as a reduction of revenue in the accompanying consolidated statements of operations.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and Marketing Expenses

Advertising, promotional and selling expenses consisted of sales salaries, tap handles, media advertising costs, sales and marketing expenses, and promotional activity expenses and are recognized in the period incurred. The Company accrues expenses for incentive trips associated with Morinda’s direct sales marketing program, which rewards certain IPCs with paid attendance at its conventions, meetings, and retreats. Expenses associated with incentive trips are accrued over qualification periods as they are earned. The Company specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded.

Research and Development

Research and development costs are primarily related to development of new product formulas. All research and development costs are expensed as incurred. Research and development costs were not material for the years ended December 31, 2018 and 2017.

Stock-Based Compensation

The Company measures the cost of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. The Company computes the fair value of options using the Black-Scholes-Merton (“BSM”) option pricing model. The Company recognizes the cost of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. The Company recognizes the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation.

Derivatives

The Company holds a derivative financial instrument in the form of an interest rate swap. The Company uses interest rate swaps to economically convert variable interest rate debt on a foreign mortgage to a fixed rate. The Company has not designated these derivatives as hedging instruments. The interest rate swaps are recorded in the accompanying consolidated financial statements at their fair value with the unrealized gains and losses recorded in interest expense.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded separately from the carrying value of the host contract, with subsequent changes in the estimated fair value recorded as a non-operating gain or loss in the Company’s consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Realization of deferred income tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred income tax asset will not be realized based on the weight of available evidence, including expected future earnings.

The Company recognizes an uncertain tax position in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. Interest and penalties related to income taxes are recognized in the provision for income taxes.

Foreign Currency Translation

The Company’s reporting currency is the U.S. Dollar, while the functional currencies of its foreign subsidiaries are their respective local currencies. A majority of Morinda’s business operations occur outside the United States. The local currency of each of the Morinda’s international subsidiaries and branches is used as its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the consolidated balance sheet date, and net revenue and expenses are translated at monthly average exchange rates. The resulting net foreign currency translation adjustments are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity in the consolidated balance sheets. Gains and losses from foreign currency transactions and remeasurement gains (losses) on short-term intercompany borrowings, are recorded in other income and expense in the consolidated statements of operations and comprehensive loss. The tax effect has not been material to date.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Diluted net loss per common share is computed by giving effect to all potential shares of Common Stock, including unvested restricted stock awards, stock options, convertible debt, Preferred Stock and warrants, to the extent dilutive.

Recent Accounting Pronouncements

Recently Adopted Standards. The following recently issued accounting standards were adopted during fiscal year 2018:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition standards under U.S. GAAP. The new standard provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this ASU using the full retrospective method effective January 1, 2018. The impact of adoption of this ASU was immaterial and, accordingly, there were no changes to the previously issued financial statements for the year ended December 31, 2017.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The new standard is intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statements of cash flows and must be adopted retrospectively for each prior reporting period presented upon initial adoption. ASU 2016-15 was adopted effective January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017. Accordingly, there were no transactions that required retrospective adjustments in the consolidated statements of cash flows for the year ended December 31, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows – Restricted Cash, which requires entities that have restricted cash or restricted cash equivalents to reconcile the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in its statement of cash flows. As a result, amounts generally described as cash and restricted cash equivalents should be included with cash and cash equivalents shown on the statement of cash flows. The Company adopted this standard during 2018 using the retrospective transition method. The adoption did not result in any changes to the Company’s previously reported consolidated statements of cash flows for the year ended December 31, 2017.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications of share-based payment awards but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. This standard was adopted by the Company in the first quarter of fiscal 2018 and did not have a material impact on its consolidated financial statements.

Standards Required to be Adopted in Future Years. The following accounting standards are not yet effective; management has not completed its evaluation to determine the impact that adoption of these standards will have on the Company’s consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 amends the guidance on the impairment of financial instruments.  This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses.  Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses.  In November 2018, ASU 2016-13 was amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 2018-19 changes the effective date of the credit loss standards (ASU 2016-13) to fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Further, the ASU clarifies that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842.   The Company has not yet determined the effect that ASU 2018-19 will have on its results operations, balance sheets or financial statement disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this ASU, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

NOTE 3 — BUSINESS COMBINATIONS

The Company completed business combinations with Morinda in December 2018, and Maverick, PMC and Marley during 2017. Each of these business combinations was accounted for using the acquisition method of accounting based on ASC 805, Business Combinations, and using the fair value concepts set forth in ASC 820, Fair Value Measurement. The key terms of each of these business combinations are discussed below.

Morinda Holdings, Inc.

On December 2, 2018, the Company entered into a Plan of Merger (the “Merger Agreement”) with Morinda and New Age Health Sciences Holdings, Inc., a newly formed Utah corporation and wholly-owned subsidiary of the Company (“Merger Sub”). On December 21, 2018 (the “Closing Date”), the transactions contemplated by the Merger Agreement were completed. Merger Sub was merged with and into Morinda and Morinda became a wholly-owned subsidiary of the Company. This transaction is referred to herein as the “Merger.”

Pursuant to the Merger Agreement, the Company paid to Morinda’s equity holders (i) $75.0 million in cash; (ii) 2,016,480 shares of the Company’s Common Stock with an estimated fair value on the closing Date of approximately $11.0 million, (iii) 43,804 shares of Series D Preferred Stock (the “Preferred Stock”) providing for the potential payment of up to $15 million contingent upon Morinda achieving certain post-closing milestones, as discussed below.

Pursuant to the Certificate of Designations of Series D Preferred Stock (the “CoD”), the holders of the Preferred Stock are entitled to receive a dividend of up to an aggregate of $15.0 million (the “Milestone Dividend”) if the Adjusted EBITDA (as defined in the CoD) of Morinda is at least $20.0 million for the year ending December 31, 2019. The Milestone Dividend is payable on April 15, 2020. If the Adjusted EBITDA of Morinda is less than $20.0 million, the Milestone Dividend shall be reduced by applying a five-times multiple to the difference between the Adjusted EBITDA target of $20 million and actual Adjusted EBITDA for the year ending December 31, 2019. Accordingly, no Milestone Dividend is payable if actual Adjusted EBITDA is $17.0 million or lower. Additionally, the Company is required to pay quarterly dividends to the holders of the Preferred Stock at a rate of 1.5% per annum of the Milestone Dividend amount, payable on a pro rata basis. The Company may pay the Milestone Dividend and /or the annual dividend in cash or in kind, provided that if the Company chooses to pay in kind, the shares of Common Stock issued as payment therefore must be registered under the Securities Act of 1933, as amended (the “Securities Act”). The Preferred Stock shall terminate on April 15, 2020.

Prior to the Merger, Morinda was an S corporation for U.S. federal and state income tax purposes. Accordingly, Morinda’s taxable earnings were reported on the individual income tax returns of the stockholders who were responsible for payment of the related income tax liabilities. In December 2018, Morinda agreed to distribute to its stockholders approximately $39.6 million of its previously-taxed S corporation earnings whereby distributions are payable (i) up to $25.0 million for which the timing and amount are subject to a future financing event, and (ii) approximately $14.6 million based on the calculation of excess working capital (“EWC”) as of the Closing Date. EWC is the amount by which Morinda’s actual working capital (as defined in the Merger Agreement) on the Closing Date exceeds $25.0 million. The Closing Date balance sheet of Morinda indicated that EWC was approximately $14.6 million as of the Closing Date.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under ASC 805, acquisition-related transaction costs (e.g., advisory, legal and other professional fees) are not included as a component of consideration transferred but are accounted for as expenses in the periods in which such costs are incurred.  In connection with the Merger, the Company incurred transaction costs of $3.2 million, including (i) payment of cash of $1.1 million and issuance of 214,250 shares of Common Stock with a fair value of $1.2 million to a financial advisor that assisted with the consummation of the Merger, and (ii) professional fees and other incremental and direct costs associated with the Merger of $0.9 million.

Maverick Brands, LLC

On March 31, 2017, the Company acquired all of the assets of Maverick. Maverick was engaged in the manufacturing and sale of coconut water and other beverages, and the acquisition helped the Company expand its capabilities and product offerings. The operating results of Maverick have been consolidated with those of the Company beginning April 1, 2017. Total purchase consideration consisted of (i) $2.0 million of cash and (ii) 2.2 million shares of Common Stock valued at the closing price on the date of the acquisition of $4.13 per share for a total of $9.1 million. All of the goodwill and intangible assets from the Maverick acquisition are deductible for income tax purposes and are included in the Company’s New Age segment. The fair value of the identifiable assets included (i) customer relationships using the income approach with a fair value of $1.0 million, and (ii) the trade name with a fair value of $4.9 million and recipes with a fair value of $0.8 million, both determined using the market approach. In connection with the acquisition of Maverick, the Company incurred transactional expenses totaling $0.2 million. Goodwill related to Maverick was recognized for the difference between the total consideration transferred to consummate the acquisition of $11.1 million and the fair value of net identifiable assets acquired of $5.9 million.

PMC Holdings, Inc.

On May 23, 2017, closing occurred pursuant to an Asset Purchase Agreement whereby the Company acquired substantially all of the operating assets of PMC, which was a company engaged in the business of developing, manufacturing, selling and marketing micronutrient products and formulations.

The Company received substantially all of the operating assets of PMC, consisting of patents and equipment in exchange for consideration of 1.2 million shares of Common Stock with a fair value of $5.5 million based on a closing price of $4.58 per share. All of the goodwill and intangible assets from the PMC acquisition are deductible for income tax purposes and are included in the Company’s New Age segment. Fair value of the patents was determined using the market approach by an independent third-party valuation specialist. Goodwill related to PMC was recognized for the difference between the total consideration transferred to consummate the acquisition of $5.5 million and the fair value of net identifiable assets acquired of $3.7 million.

Marley Beverage Company, LLC

On March 23, 2017, the Company entered into an asset purchase agreement whereby the Company acquired substantially all of the operating assets of Marley, which was a company engaged in the development, manufacturing, selling and marketing of nonalcoholic relaxation teas and sparkling waters, and ready-to-drink coffee drinks. Closing for the acquisition occurred on June 13, 2017. At closing, the Company received substantially all of the operating assets of Marley, consisting of inventory, accounts receivable, property and equipment, intellectual property, and worldwide licensing rights in perpetuity to all non-alcoholic Marley RTD beverages in exchange for consideration consisting of 3.0 million shares of Common Stock with a fair value of $18.6 million based on a closing price of $6.20 per share.

In addition, the Company is obligated to make a single earnout payment of $1.25 million at such time that revenue for the Marley reporting unit is equal to or greater than $15.0 million during any trailing twelve calendar month period after the closing. Payment for 50% of the $1.25 million is due within 15 days after the month in which the earnout payment is triggered, 25% is payable one year after the first payment, and the remaining 25% is payable two years after the first payment. The fair value of the earnout was valued using the weighted average return on assets and amounted to $0.8 million on the closing date. As of December 31, 2018, the fair value of this earnout has increased to $0.9 million.

All of the goodwill and intangible assets from the Marley acquisition are deductible for income tax purposes and are included in the Company’s New Age segment. The fair value of the identifiable assets included (i) customer relationships using the cost approach with a fair value of $0.6 million, and (ii) the license agreement with a fair value of $5.8 million and recipes with a fair value of $2.7 million, both determined using the market approach. Goodwill related to Marley was recognized for the difference between the total consideration transferred to consummate the acquisition of $19.4 million and the fair value of net identifiable assets acquired of $10.0 million.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Purchase Consideration

Presented below is a summary of the total purchase consideration for these business combinations (in thousands):

	2018	2017
	Morinda	Maverick	PMC	Marley	Total
Purchase consideration:
Cash paid	$75,000	$2,000	$-	$-	$2,000
Fair value of:
Common stock issued	10,970(1)	9,086	5,496	18,600	33,182
Contingent consideration payable	13,134(2)	-	-	800	800
Total purchase consideration	$99,104	$11,086	$5,496	$19,400	$35,982
_________________

(1)
Fair value was determined based on the closing price of the Company’s Common Stock on the Closing Date.
(2)
Earnout consideration represents the fair value of the Series D Preferred Stock based on the probability of achieving the Milestone Dividend, whereby the maximum Milestone Dividend is $15.0 million if the Adjusted EBITDA of Morinda is $20.0 million or more. The earnout consideration is expected to be finalized by the first quarter of 2020 and is required to be paid on April 30, 2020. The fair value of the earn-out was determined using an option pricing model.

Purchase Price Allocations

Presented below is a summary of the purchase price allocations for these business combinations (in thousands):

	2018	2017
	Morinda	Maverick	PMC	Marley	Total
Current assets:
Cash and cash equivalents	$42,647	$-	$-	$-	$-
Accounts receivable	4,250	246	-	187	433
Inventories	26,733(1)	1,523	-	798	2,321
Prepaid expenses and other	3,985	211	2	199	412
Total current assets acquired	77,615	1,980	2	1,184	3,166
Property and equipment	55,389(2)	68	55	22	145
Identifiable intangible assets	45,886(3)	6,661	4,100	9,281	20,042
Right-of-use lease asset and other	19,318(4)	-	-	-	-
Total identifiable assets acquired	198,208	8,709	4,157	10,487	23,353
Current liabilities assumed:
Current maturities of notes payable	(1,291)	-	(401)	-	(401)
Stockholder payables	(8,701)(5)	-	-	-	-
Accounts payable, accrued liabilities and other	(40,364)	(1,345)	(28)	(505)	(1,878)
Long-term liabilities assumed:
Notes payable, less current maturities	(1,578)	(1,427)	-	-	(1,427)
Stockholder payables	(43,356)(5)	-	-	-	-
Other long-term liabilities	(14,098)	-	-	-	-
Net identifiable assets acquired	88,820	5,937	3,728	9,982	19,647
Goodwill	10,284(6)	5,149	1,768	9,418	16,335
Total purchase price allocation	$99,104	$11,086	$5,496	$19,400	$35,982
_________________

(1)
Based on the report of an independent valuation specialist, the fair value of work-in-process and finished goods inventories on the Closing Date exceeded the historical carrying value by approximately $2.2 million. This amount represents an element of built-in profit on the Closing Date and will be charged to cost of goods sold as the related inventories are sold, which is expected to occur within approximately six months after the Closing Date. The fair value of inventories was determined using both the “cost approach” and the “market approach”.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
Fair value of Morinda’s real estate properties amounted to $44.4 million and was based upon real estate appraisals prepared by an independent firm, primarily using the “income approach”. Fair value of other property and equipment amounted to $10.9 million and was based primarily on the report of an independent valuation specialist with fair value determined using both the “cost approach” and the “market approach”.

(3)
The fair value of identifiable intangible assets was $45.9 million and was determined based on the report of an independent valuation specialist, primarily using variations of the “income approach,” which is based on the present value of the future after-tax cash flows attributable to each identifiable intangible asset.

(4)
In order to conform with the Company’s accounting policies, Morinda adopted ASU No. 2016-02, Leases, which requires that assets and liabilities be recognized on the balance sheet for the rights and obligations created by those leases. Accordingly, operating lease right of use assets of $13.4 million were recognized.

(5)
Morinda’s U.S. operations were previously taxed as a subchapter S Corporation whereby no deferred income tax assets or liabilities had been recognized for U.S. federal and state income tax purposes. Upon consummation of the Merger, Morinda’s U.S. operations are included in the consolidated income tax returns of the Company. Accordingly, an adjustment of approximately $9.9 million has been reflected for net deferred income tax liabilities that resulted from differences between the financial reporting basis and the income tax basis of such U.S. assets and liabilities.

(6)
Goodwill related to Morinda is recognized for the difference between the total consideration transferred to consummate the Merger of $99.1 million and the fair value of net identifiable assets acquired of $88.8 million. Goodwill and intangible assets in connection with the Morinda business cominbation are not expected to be deductible for income tax purposes.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combination Liabilities

Presented below is a summary of earnout obligations related to the Marley and Morinda business combinations and payables to the former stockholders of Morinda (in thousands):

	2018
	Total	Discount	Accretion	Net	2017
Marley earnout obligation	$900(1)	$-	$-	$900	$800
Payables to former Morinda stockholders:
EWC payable in April 2019	1,000(2)	(16)(5)	2	986	-
EWC payable in July 2019	8,000(2)	(283)(5)	15	7,732	-
EWC payable in July 2020	5,463(2)	(497)(5)	10	4,984	-
Earnout under Series D preferred stock	13,134(3)	-	-	13,134	-
Contingent on financing event	25,000(4)	(644)(5)	46	24,394	-
Total	53,497	(1,440)	73	52,130	800
Less current portion	9,000	(299)	17	8,718	-
Long-term portion	$44,497	$(1,141)	$56	$43,412	$800
_________________

(1)
Revenue for the Marley reporting unit is not expected to exceed the $15.0 million earnout threshold during 2019. The fair value of the earnout was valued using the weighted average return on assets whereby the fair value increased from $0.8 million to $0.9 million during 2018. The increase in the fair value of the earnout of $0.1 million is recognized as an expense for the year ended December 31, 2018.
(2)
Pursuant to a separate agreement between the parties, EWC is payable to Morinda’s stockholders for $1.0 million in April 2019, $8.0 million in July 2019, and the remainder of $5.5 million is payable in July 2020.
(3)
The fair value of earnout consideration under the Series D Preferred Stock is based on the probability of achieving the Milestone Dividend, whereby the maximum Milestone Dividend is $15.0 million if the Adjusted EBITDA of Morinda is $20.0 million or more. The fair value of the earnout of $13.1 million was determined using an option pricing model and will continue to be adjusted to fair value each quarter during 2019 as additional information becomes available.
(4)
Pursuant to a separate agreement between the parties, Morinda agreed to pay its former stockholders up to $25.0 million from the net proceeds of a sale leaseback to be completed after the Closing Date. As discussed in Note 16, the closing for this transaction occured on March 22, 2019. Accordingly, since this payment was made from the proceeds of a long-term financing, the net carrying value is classified as a long-term liability in the accompanying consolidated balance sheet as of December 31, 2018.
(5)
Interest was imputed on these obligations based on a credit and tax adjusted interest rate of 6.1% for the period from the Closing Date until the respective contractual or estimated payment dates. This discount is being accreted using the effective interest method.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Morinda, Maverick, PMC and Marley for the years ended December 31, 2018 and 2017, respectively, as if each of these four business combinations had occurred as of January 1, 2017. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related equity issuances as if each had occurred on January 1, 2017. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	2018	2017
Net revenue	$287,119	$285,297
Net loss	$(10,210)	$(1,774)
Net loss per share- basic and diluted	$(0.21)	$(0.05)
Weighted average number of shares of common
stock outstanding- basic and diluted	48,617	35,222

The calculations of pro forma net revenue and pro forma net loss give effect to the business combinations for the period from January 1, 2017 until the respective closing dates for (i) the historical net revenue and net income (loss), as applicable, of the acquired businesses, (ii) incremental depreciation and amortization for each business combination based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives, and (iii) recognition of accretion of discounts on obligations with extended payment terms that were assumed in the business combinations.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OTHER INFORMATION

Inventories

Inventories consist of the following as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Raw materials	$12,538	$6,302
Work-in-process	907	-
Finished goods	23,703	740
Total inventories	$37,148	$7,042

Prepaid Expenses and Other Current Assets

As of December 31, 2018 and 2017, prepaid expenses and other current assets consist of the following (in thousands):

	2018	2017
Prepaid expenses and deposits	$4,982	$309
Prepaid stock-based compensation	347	963
Supplier and other receivables	1,144	163
Total	$6,473	$1,435

Property and Equipment

As of December 31, 2018 and 2017, property and equipment consisted of the following (in thousands):

	2018	2017
Land	$25,726	$37
Buildings and improvements	19,822	481
Leasehold improvements	4,398	858
Machinery and equipment	5,208	439
Office furniture and equipment	2,087	55
Transportation equipment	1,727	787
Total property and equipment	58,968	2,657
Less accumulated depreciation	(1,687)	(762)
Property and equipment, net	$57,281	$1,895

Depreciation and amortization expense related to property and equipment amounted to $0.7 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively. Repairs and maintenance costs amounted to $0.8 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash and Other

As of December 31, 2018 and 2017, restricted cash and other long-term assets consist of the following (in thousands):
	2018	2017
Restricted cash (1)	$3,339	$-
Debt issuance costs, net	548	-
Prepaid stock-based compensation	210	555
Deposits and other	2,838	147
Total	$6,935	$702

(1)
Restricted cash primarily represents long-term cash deposits held in a bank for a foreign governmental agency. This deposit is required to maintain the Company’s direct selling license to do business in China.

Other Accrued Liabilities

As of December 31, 2018 and 2017, other accrued liabilities consist of the following (in thousands):

	2018	2017
Accrued commissions	$9,731	$86
Current portion of right-of-use lease liability	4,798	239
Accrued compensation and benefits	4,715	1,059
Accrued marketing events	3,757(1)	-
Deferred revenue	2,701	-
Income taxes payable	1,670	-
Embedded derivative liability	470	-
Other accrued liabilities	6,177	1,010
Total other accrued liabilities	$34,019	$2,394
_________________

(1)
Represents accruals for incentive trips associated with Morinda’s direct sales marketing program, which rewards certain IPCs with paid attendance at future conventions, meetings, and retreats. Expenses associated with incentive trips are accrued over qualification periods as they are earned. Incentive trip accruals are based on historical experience in relation to current sales trends in order to determine the related contractual obligations.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Goodwill consists of the following by reporting unit as of December 31, 2018 and 2017 (in thousands):

Reporting Unit	2018	2017
Morinda	$10,284	$-
Marley	9,418	9,418
Maverick	5,149	5,149
Xing	4,506	4,506
PMC	1,768	1,768
B&R	389	389
Total Goodwill	$31,514	$21,230

Identifiable Intangible Assets

As of December 31, 2018 and 2017, identifiable intangible assets consist of the following (in thousands):

	December 31, 2018			December 31, 2017
		Accumulated	Net Book		Accumulated	Net Book
Identifiable Intangible Asset	Cost	Amortization	Value	Cost	Amortization	Value
License agreements
China direct selling license	$20,420	$40	$20,380	$-	$-	$-
Other	6,089	418	5,671	5,990	74	5,916
Manufacturing processes and recipes	11,610	380	11,230	3,530	132	3,398
Trade names	12,301	584	11,717	4,861	243	4,618
IPC distributor sales force	9,760	29	9,731	-	-	-
Customer relationships	6,444	1,194	5,250	6,444	760	5,684
Patents	4,100	433	3,667	4,100	160	3,940
Former Morinda shareholder non-compete agreements	186	2	184	-	-	-
Total identifiable intangible assets	$70,910	$3,080	$67,830	$24,925	$1,369	$23,556

Amortization expense related to identifiable intangible assets was $1.7 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively. Assuming no future impairments or disposals, amortization expense for the above intangibles for the next five years is set forth below (in thousands):

Year ending December 31:
2019	$4,785
2020	4,785
2021	4,783
2022	4,723
2023	4,723
Thereafter	44,031
Total	$67,830

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — LEASES

The Company leases various office and warehouse facilities, vehicles and equipment under non-cancellable operating lease agreements that expire between January 2019 and May 2030. For the years ended December 31, 2018 and 2017, the Company had operating lease expense of $1.6 million and $0.7 million respectively.

Balance Sheet Presentation

As of December 31, 2018 and 2017, the carrying value of right-of-use ("ROU") lease assets and the related obligations were as follows (in thousands):

	December 31, 2018
	Denver ROU	Lease Additions in 2018		Ending	December 31,
	Asset (1)	Morinda (2)	Other	Balance	2017 (1)
Right-of-Use Lease Assets:
Cost basis	$4,274	$13,369	$1,578	$19,221	$4,274
Accumulated amortization	(449)	(101)	(182)	(732)	(209)
Net	$3,825	$13,268	$1,396	$18,489	$4,065

Right-of-Use Lease Liabilities:
Current	$277	$4,167	$354	$4,798	$239
Long-term	3,543	9,101	1,042	13,686	3,821
Total	$3,820	$13,268	$1,396	$18,484	$4,060
_________________

(1)
Solely consists of the ROU lease asset entered into in connection with the sale leaseback transaction discussed below.
(2)
Represents ROU lease asset and corresponding ROU lease liabilities assumed in the Merger with Morinda as discussed in Note 3. The present value of the ROU lease liabilities assumed in the Merger was based on the Company’s implicit borrowing rate of 6.1% on the Closing Date.

As of December 31, 2018 and 2017, the weighted average remaining lease term under ROU leases was 5.9 and 9.2 years, respectively. As of December 31, 2018 and 2017, the weighted average discount rate for ROU lease liabilities was approximately 7% and 10%, respectively.

Sale Leaseback

On January 10, 2017, the Company entered into an agreement with an unaffiliated third party resulting in the sale for $8.9 million of the land and building that serves as the Company’s corporate headquarters in Denver, Colorado. Concurrently with the sale, the Company entered into a lease of this property for an initial term of ten years, with two options to extend for successive five-year periods. The monthly lease cost is $52,000 for the initial year, with 2% annual increases for each year thereafter. The Company determined that this transaction qualified as a sale under ASU 2016-02 (“Leases”), which the Company adopted effective January 1, 2017. Therefore, a gain of approximately $3.3 million was recognized for the year ended December 31, 2017. In connection with the leaseback, the Company recognized an ROU lease asset and a corresponding ROU lease liability for approximately $4.3 million. The present value of the ROU lease liability was based on the Company’s implicit borrowing rate of 10.0% on the closing date.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

Future minimum lease payments under non-cancellable ROU operating lease agreements are as follows (in thousands):

Year ending December 31:
2019	$6,328
2020	4,480
2021	3,040
2022	2,672
2023	2,261
Thereafter	5,611
Total minimum lease payments	24,392
Less imputed interest	(5,908)
Present value of minimum lease payments	$18,484

NOTE 7 — DEBT

Siena Revolver

On August 10, 2018 (the “Closing Date”), the Company entered into a loan and security agreement with Siena Lending Group LLC (“Siena”) that provides for a $12.0 million revolving credit facility (the “Siena Revolver”) with a scheduled maturity date of August 10, 2021 (the “Maturity Date”). Outstanding borrowings bear interest at the greater of (i) 7.5% or (ii) the prime rate plus 2.75%. As of December 31, 2018, the effective interest rate was 8.25%. Beginning on November 7, 2018, the Company was required to pay interest on a minimum of $2.0 million of borrowings, regardless of whether such funds had been borrowed. The Siena Revolver also provides for an unused line fee equal to 0.5% per annum of the undrawn portion of the $12.0 million commitment. The Siena Revolver is subject to availability based on eligible accounts receivables and eligible inventory of the Company. As of December 31, 2018, the borrowing base calculation permitted total borrowings of approximately $2.5 million. After deducting the outstanding principal balance of $2.0 million, the Company had excess borrowing availability of $0.5 million. Pursuant to the Siena Revolver, the Company granted a security interest in substantially all assets and intellectual property of the Company and its subsidiaries, except for such assets owned by Morinda. Siena’s obligation to fund loans was subject to the satisfaction of certain closing conditions, including the requirement to raise debt or equity which was satisfied during the fourth quarter of 2018.

The Siena Revolver contains standard and customary events of default including, but not limited to, maintaining compliance with the financial and non-financial covenants set forth in the Siena Revolver. The financial covenants require maintenance of a fixed charge coverage ratio of no less than 1.1 if excess borrowing availability is less than $1.0 million, and to maintain minimum liquidity of $2.0 million. The fixed charge coverage ratio compares EBITDA, net of unfinanced capital expenditures, to fixed charges for the latest quarterly reporting period. As of December 31, 2018, the Company was in compliance with the financial covenants. The Siena Revolver also limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders. The Siena Revolver also includes an event of default if Brent Willis ceases to be employed as chief executive officer or if Greg Gould ceases to be employed as the chief financial officer, unless a successor is appointed within 60 days and such successor is reasonably satisfactory to the Lender.

In connection with the financing, the Company incurred a financial advisor fee, a closing fee and professional fees for a total of $0.4 million. This amount is being accounted for as debt issuance costs that is being amortized using the straight-line method over the three-year term of the Siena Revolver.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Siena Revolver includes a lockbox arrangement that requires the Company to direct its customers to remit payments to a restricted bank account, whereby all available funds are used to pay down the outstanding principal balance under the Siena Revolver. Accordingly, the entire outstanding principal balance of the Siena Revolver is classified as a current liability as of December 31, 2018. As discussed in Note 16, the Siena Revolver was paid off and terminated on March 29, 2019.

Embedded Derivatives

The Siena Revolver includes features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. The Company determined that embedded derivatives include the requirement to pay (i) an early termination premium if the Siena Revolver is terminated before the Maturity Date, and (ii) default interest at a 5.0% premium if events of default exist. An early termination premium is required to be paid if Siena’s commitment to make revolving loans is terminated prior to the Maturity Date. The fee is equal to 4.00%, 2.25% and 1.25% of the $12.0 million commitment if termination occurs during the first, second and third years after the Closing Date, respectively. These embedded derivatives are classified within Level 3 of the fair value hierarchy. Fair value was estimated using the “with” and “without” method. Accordingly, the Siena Revolver was first valued with the embedded derivatives (the “with” scenario) and subsequently valued without the embedded derivatives (the “without” scenario). The fair value of the embedded derivatives was estimated as the difference between these two scenarios. The fair values were determined using the income approach, specifically the yield method. As of December 31, 2018, key Level 3 assumptions and estimates used in the valuation of the embedded derivatives included an assessment of the probability of early termination of the Siena Revolver, the remaining term to maturity of approximately 2.6 years, probability of default of approximately 10%, and a discount rate of 6.1%.

As of December 31, 2018, the embedded derivatives for the Siena Revolver have an aggregate fair value of approximately $0.5 million, which is included in accrued liabilities as of December 31, 2018. The Company recognized a loss on change in fair value of embedded derivatives of $0.5 million which is included in non-operating expenses for the year ended December 31, 2018.

Summary of Debt

As of December 31, 2018 and 2017, debt consists of the following (in thousands):
	2018	2017
Siena Revolver	$2,000	$-
Mortgage payable to a foreign bank	2,628(1)	-
Installment notes payable	66(2)	122
U.S. Bank Revolver	-	2,000(3)
Series B notes assumed in Maverick business combination	-	1,427(4)
Total	4,694	3,549
Less current maturities	(3,369)	(3,549)
Long-term debt, less current maturities	$1,325	$-
_________________

(1)
This mortgage note payable is collateralized by land and a building in Japan. Quarterly principal payments of $0.3 million plus interest is payable in Japanese Yen at TIBOR plus 0.7% (0.76% as of December 31, 2018). The maturity date is in December 2020. This debt is subject to the interest rate swap agreement discussed below, which essentially fixes the interest rate on this loan at approximately 2.0%.
(2)
Consists of various installment notes payable that are collateralized by equipment and that bear interest at 12.4% to 22.1%.
(3)
On July 6, 2017, the Company entered into a revolving credit agreement with U.S. Bank National Association (the “U.S. Bank Revolver”). Maximum borrowings were $2,000,000, subject to borrowing base requirements under the agreement. The credit agreement provided for interest at 2.5% plus the Daily Reset LIBOR Rate (4.6% as of December 31, 2017). The maturity date was in July 2018 and the entire balance plus accrued interest was repaid in June 2018.
(4)
In connection with the acquisition of Maverick, the Company assumed Maverick’s Series B notes payable that provided for interest at approximately 10.0% per annum. Monthly payments of interest only were due until the maturity date in December 2018. The principal balance plus accrued interest of $0.1 million was converted to an aggregate of 0.8 million shares of Common Stock in 2018.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Agreement

The amount of unrealized loss from interest rate swaps at December 31, 2018, was approximately $36,000, and is included in other long-term liabilities in the accompanying consolidated balance sheet. At December 31, 2018, the Company had one contract for an interest rate swap with a total notional amount of approximately $2.6 million.

Future Debt Maturities

As of December 31, 2018, the scheduled future maturities of long-term debt are as follows (in thousands):

Year Ending December 31,
2019	$3,369
2020	1,322
2021	3
Total	$4,694

Convertible Note

On June 20, 2018, the Company issued a Senior Secured Convertible Promissory Note (the “Convertible Note”) with a principal balance of $4.75 million and a maturity date of June 20, 2019. The Convertible Note provided for monthly payments of interest only at 8.0% per annum, and was collateralized by certain equipment, general intangibles, inventory, and a security interest in all of the Company’s trademarks, copyrights and patents. The Convertible Note was convertible into shares of Common Stock at a conversion price of $1.89 per share.

After payment of the lender’s expenses of $0.2 million, the Company received net proceeds of $4.6 million. The Company also issued to the lender an aggregate of 226,190 shares of Common Stock with a fair value of approximately $0.4 million. These amounts were accounted for as an aggregate discount of $0.6 million that was accreted to interest expense using the effective interest method. On August 24, 2018, the Company repaid the entire convertible note by paying an aggregate of approximately $5.0 million, which consisted of the principal balance of $4.75 million plus a make-whole penalty for early prepayment of $0.2 million. Due to the early extinguishment of the Convertible Note, the Company recognized accretion for all of the debt discount and issuance costs of $0.6 million for the year ended December 31, 2018. The Company has no further obligations related to this convertible note.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock

On October 23, 2018, the Company amended its Articles of Incorporation to increase the authorized shares of its Common Stock, with a par value of $0.001 per share, from 50,000,000 to 100,000,000. Holders of the Company’s Common Stock are entitled to one vote for each share.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series, each having a par value of $0.001 per share. The Board of Directors is authorized to establish the voting rights, if any, designations, powers, preferences, special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. Through December 31, 2018, the Board of Directors had designated four series of Preferred Stock as discussed below.

Series A Preferred

The Board of Directors previously designated 250,000 shares as Series A Preferred stock (“Series A Preferred”). Each share of Series A Preferred was entitled to 500 votes in matters voted on by the common stockholders of the Company. In February 2017, 250,000 shares of Series A Preferred stock were voluntarily rescinded by a director of the Company for no consideration. Accordingly, no Series A Preferred shares are designated for issuance as of December 31, 2018 and 2017.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred

The Board of Directors previously designated 300,000 shares as Series B Preferred Stock (“Series B Preferred”). The Series B Preferred was non-voting, not eligible for dividends and ranked equal to Common Stock and below Series A Preferred in liquidation. Each share of Series B Preferred was convertible into eight shares of Common Stock. The Company issued 300,000 shares of Series B Preferred in 2016 and the holder converted 15,193, 115,573 and 169,234 shares of Series B Preferred into shares of Common Stock for the years ended December 31, 2018, 2017 and 2016, respectively. Accordingly, no shares of Series B Preferred are outstanding or designated for future issuance as of December 31, 2018.

Series C Preferred

In September 2018, the Board of Directors designated 7,000 shares as Series C Preferred Stock (“Series C Preferred”). Each share of Series C Preferred converts automatically into 1,000 shares of the Company’s Common Stock when the Company files an amendment to its Articles of Incorporation to increase the authorized number of shares of Common Stock to 100,000,000. Holders of the Series C Preferred were entitled to receive dividends declared to holders of Common Stock on an as converted basis. In addition, each holder of outstanding Series C Preferred was entitled to vote and had liquidation rights on an as converted basis with the Company’s Common Stock. In September 2018, the Company entered into an agreement with two members of the Board of Directors whereby the directors exchanged an aggregate of 6,900,000 shares of Common Stock owned by them for an aggregate of 6,900 shares of the Company’s Series C Preferred. In October 2018, the Company amended its Articles of Incorporation to increase the authorized number of shares of Common Stock to 100,000,000 and, accordingly, all outstanding shares of Series C Preferred converted to 6,900,000 shares of Common Stock. As of December 31, 2018, no shares of Series C Preferred are outstanding. Accordingly, no shares of Series C Preferred are outstanding and none are designated for future issuance as of December 31, 2018.

Series D Preferred

In November 2018, the Board of Directors designated 44 shares as Series D Preferred Stock. As discussed in Note 3, the Series D Preferred provides for the potential payment of up to $15.0 million contingent upon Morinda achieving certain post-closing milestones. As of December 31, 2018, the Series D Preferred is classified as a liability since it provides for the issuance of a variable number of shares of Common Stock if the Company elects to settle in shares rather than pay the cash redemption value. Please refer to Note 3 for additional information on the consideration issued in the Morinda business combination and the valuation and carrying value of the Series D Preferred.

Summary of Preferred Stock Activity

The Company’s Series A, Series B and Series C Preferred Stock were classified within stockholders’ equity in the Company’s consolidated balance sheets. Presented below is a summary of activity for each equity classified series of Preferred Stock for the years ended December 31, 2018 and 2017:

	Equity Classified Preferred Stock
	Series A	Series B Preferred		Series C Preferred		Total
	Shares	Shares	Conversion	Shares	Conversion	Preferred	Conversion
	Issued	Issued	Ratio (1)	Issued	Ratio (2)	Shares	Ratio
Balances, December 31, 2016	250,000	284,807	2,278,456	-	-	534,807	2,278,456

Recission of Series A shares
for no consideration	(250,000)	-	-	-	-	(250,000)	-
Conversion of Series B Preferred
Stock to Common Stock	-	(115,573)	(924,584)	-	-	(115,573)	(924,584)
Balances, December 31, 2017	-	169,234	1,353,872	-	-	169,234	1,353,872
Conversion of Series B Preferred
Stock to Common Stock	-	(169,234)	(1,353,872)	-	-	(169,234)	(1,353,872)
Issuance of Series C Preferred Stock	-	-	-	6,900	6,900,000	6,900	6,900,000
Conversion of Series C Preferred
Stock to Common Stock	-	-	-	(6,900)	(6,900,000)	(6,900)	(6,900,000)
Balances, December 31, 2018	-	-	-	-	-	-	-
_________________

(1)
Represents the number of shares of Common Stock issuable based on the conversion ratio of 8 shares of Common Stock for each outstanding share of Series B Preferred Stock.

(2)
Represents the number of shares of Common Stock issuable based on the conversion ratio of 1,000 shares of Common Stock for each outstanding share of Series C Preferred Stock.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Offerings of Common Stock

In February 2017, the Company issued approximately 4.9 million shares of Common Stock in an underwritten public offering at $3.50 per share for net proceeds of approximately $15.4 million. In April 2018, the Company completed an underwritten public offering and issued approximately 2.6 million shares of Common Stock for net proceeds of approximately $3.8 million. In August 2018, the Company completed an underwritten public offering of 9.2 million shares of Common Stock at $1.28 per share for net proceeds of approximately $9.7 million. In September 2018, pursuant to an At the Market (“ATM”) Offering Agreement with Roth Capital Partners, LLC, the Company commenced an offering that resulted in the issuance of an aggregate of 8.1 million shares of Common Stock for net proceeds of approximately $35.8 million. In November 2018, the Company issued approximately 14.8 million shares of Common Stock in an underwritten public offering at $3.50 per share for net proceeds of approximately $47.8 million. Presented below is a summary of the shares of Common Stock issued and the net proceeds received for public offerings completed in 2018 (in thousands):

	Number	Gross	Offering Costs		Net
Description	of Shares	Proceeds	Commissions	Other	Proceeds
April 2018 Offering	2,560	$4,480	$(269)	$(448)	$3,763
August 2018 Offering	9,200	11,776	(824)	(647)	10,305
ATM Offering	8,089	37,533	(1,126)	(603)	35,804
November 2018 Offering	14,835	51,922	(3,635)	(518)	47,769
Total	34,684	$105,711	$(5,854)	$(2,216)	$97,641

NOTE 9 — STOCK OPTIONS AND WARRANTS

Stock Options

On August 3, 2016, the Company’s approved and implemented the New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (the “LTI Plan”). The LTI Plan provides for stock options to be granted to employees, directors and consultants at an exercise price not less than 100% of the fair value of the Company’s Common Stock on the grant date. The options granted generally have a maximum term of 10 years from the grant date and are exercisable upon vesting. Option grants generally vest over a period between one and three years after the grant date of such award. As of December 31, 2018, approximately 0.2 million shares were available for future grants of stock options, restricted stock and similar instruments under the LTI Plan. The number of shares reserved for grants is adjusted annually on the first day of January whereby a maximum of 10% of the Company’s outstanding shares of Common Stock are available for grant under the LTI Plan. Accordingly, as of January 1, 2019, an additional 4.0 million shares of Common Stock became available for future grants under the LTI Plan.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the summary of stock option activity under the Company’s Stock Plans for the years ended December 31, 2018 and 2017 (shares in thousands):

	2018			2017
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)
Outstanding, beginning of year	2,491	$1.93	9.4	1,019	$1.79	9.6
Granted	926	$4.63		1,472	$ 2.02
Forfeited	(213)	$2.00		-	$ -
Exercised	(418)	$1.79		-	$ -
Outstanding, end of year (3)	2,786	$2.84	9.0	2,491	$ 1.93	9.4
Vested, end of year (4)	943	$1.94	8.4	343	$ 1.79	8.6
_________________

(1)
Represents the weighted average exercise price.

(2)
Represents the weighted average remaining contractual term until the stock options expire.

(3)
As of December 31, 2018 and 2017, the aggregate intrinsic value of stock options outstanding was $6.6 million and $0.6 million, respectively.

(4)
As of December 31, 2018 and 2017, the aggregate intrinsic value of vested stock options was $3.1 million and $0.1 million, respectively.

The fair value of each stock option granted under the LTI Plan was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Grant date fair value of common stock (exercise price)	$4.63	$1.79
Expected life (in years)	6.0	3.0
Volatility	121%	100%
Dividend yield	0%	0%
Risk-free interest rate	2.8%	0.9%

Based on the assumptions set forth above, the weighted-average grant date fair value per share of employee options during the years ended December 31, 2018 and 2017 was $4.05 and $1.11, respectively. The BSM model requires various highly subjective assumptions that represent management’s best estimates of the fair value of the Company’s Common Stock, volatility, risk-free interest rates, expected term, and dividend yield. The expected term represents the weighted-average period that options granted are expected to be outstanding giving consideration to vesting schedules. Since the Company does not have an extended history of actual exercises, the Company has estimated the expected term using a simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. The Company has never declared or paid cash dividends and does not plan to pay cash dividends in the foreseeable future; therefore, the Company used an expected dividend yield of zero. The risk-free interest rate is based on U.S. Treasury rates in effect during the expected term of the grant. The expected volatility is based on the historical volatility of the Company’s Common Stock for the period beginning in August 2016 when its shares were first publicly traded through the grant date of the respective stock options.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following table sets forth a summary of restricted stock award activity under the Company’s LTI Plan for the years ended December 31, 2018 and 2017 (in thousands):

	2018		2017
	Number of	Unvested	Number of	Unvested
	Shares	Compensation	Shares	Compensation
Outstanding, beginning of year	1,823	$1,518	1,876	$534
Restricted shares issued	193(1)	429	588(2)	1,339
Forfeited	(35)	(76)	-	-
Vested	(963)	(1,314)	(641)	(355)
Outstanding, end of year (2)	1,018	$557(3)	1,823	$1,518(4)
Intrinsic value, end of year	$5,294(4)		$3,956(4)
Balance sheet classification of
unvested compensation cost:
Prepaid expenses- current		$347		$963
Prepaid expenses- long-term		210		555
Total		$557		$1,518
_________________

(1)
The weighted average fair value was $2.22 per share based on the closing price of the Company’s Common Stock on the grant date.

(2)
The weighted average fair value was $2.28 per share based on the closing price of the Company’s Common Stock on the grant date.

(3)
Unvested compensation as of December 31, 2018 will be recognized over a weighted average remaining term of 1.6 years.

(4)
The intrinsic value at the end of the year was based on the closing price of the Company’s common stock of $5.20 per share on December 31, 2018 and $2.17 per share on December 31, 2017.

In connection with the business combination with Morinda, the Company made restricted stock award grants for an aggregate of 1.2 million shares of the Company’s common stock. No shares will be issued until a vesting event occurs. Due to Morinda’s foreign operations, upon vesting the awards will be settled in (i) cash where regulatory requirement prohibit settlement in shares, (ii) shares of Common Stock, or (iii) a combination of shares and cash at the Company’s election for certain awards. The awards that must be settled in cash will be presented as a liability in the Company’s consolidated balance sheet as discussed below. Due to the grants that were effective at the end of December 2018, no compensation was recognized for these awards. The following table sets forth a summary of restricted stock award activity under related to the Morinda grants as of December 31, 2018 (in thousands):

	Number of Shares				Unvested Compensation (6)
	Only	Cash or	Only		Only	Cash or	Only
	Cash (4)	Shares (5)	Shares (5)	Total	Cash	Shares	Shares	Total
Performance grants (1)	-	216	-	216	$-	$1,123	$-	$1,123
Service-based grants:					-
One-year vesting(2)	-	319	555	874	-	1,659	2,886	4,545
Three-year vesting (3)	43	96	-	139	224	499	-	723
Total	43	631	555	1,229	$224	$3,281	$2,886	$6,391
_________________

(1)
Restricted stock grants vest if Morinda achieves EBITDA of $20.0 million for the year ending December 31, 2019.

(2)
Restricted stock grants were provided to certain key employees of Morinda and provide for vesting of 100% of the shares if the employee continues to be employed through December 31, 2019.

(3)
Restricted stock grants vest ratably for one-third of the shares on each anniversary of the grant date.

(4)
Awards that may only be settled in cash will be classified as liabilities in the Company’s consolidated balance sheets. Accordingly, at the end of each future reporting period this liability will be adjusted based on changes in the fair value of the Company’s Common Stock with a corresponding charge to stock-based compensation expense over the vesting period.

(5)
Awards that may be settled in cash or shares of the Company’s Common Stock will be classified as equity in the Company’s consolidated balance sheets. Accordingly, a charge to stock-based compensation expense will be recognized over the vesting period.

(6)
Unvested compensation represents the product of the number of shares granted times the closing price of the Company’s Common Stock of $5.20 per shares as of December 31, 2018. Unvested compensation will be recognized as described above. The impact of any forfeitures will be recognized as a reduction of stock-based compensation expense in the period in which employees terminate.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, the remaining unrecognized costs are expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.6 years for stock options and 1.6 years for restricted stock awards.

Stock-based Compensation Expense

Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations. The table below summarizes stock-based compensation expense related to stock options and restricted stock awards for the years ended December 31, 2018 and 2017, and the unrecognized compensation expense as of December 31, 2018 and 2017 (in thousands):

	Expense Recognized Year Ended December 31:		Unrecognized Expense as of December 31:
	2018	2017	2018	2017
Stock options	$1,219	$162	$6,811	$3,035
Restricted stock awards	1,314	1,569	557	1,442
Total	$2,533	$1,731	$7,368	$4,477

Warrants

As of December 31, 2016, the Company had warrants outstanding for 372,974 shares of Common Stock with an exercise price of $0.40 per share. For the year ended December 31, 2017, these warrants were exercised for proceeds of approximately $150,000. No warrants were granted for the years ended December 31, 2018 and 2017, and no warrants are outstanding as of December 31, 2018 and 2017.

NOTE 10 — INCOME TAXES

The Tax Act

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted into law which significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including a flat corporate tax rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income, limitation of the deduction for newly generated net operating losses to 80% of current year taxable income and elimination of net operating loss (“NOL”) carrybacks, future taxation of certain classes of offshore earnings regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits beginning in 2018.

As of December 31, 2018, the Company has continued its position to return all foreign earnings to the U.S. parent company and has recorded deferred tax liabilities of $850,000 for foreign withholding taxes associated with foreign retained earnings and cross-border payments.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Tax Act, the corporate tax rate decreased from a top marginal rate of 35% that was effective through December 31, 2017 to a flat rate of 21% effective January 1, 2018. Accordingly, a decrease of $1.4 million in the Company’s domestic deferred income tax assets was recognized as of December 31, 2017, and this amount was fully offset by a corresponding decrease in the valuation allowance.

Morinda Business Combination

Before the Company acquired Morinda on December 21, 2018, Morinda’s net earnings taxed for the U.S. and various state jurisdictions were payable personally by the shareholders pursuant to an election under Subchapter S of the Internal Revenue Code. The Subchapter S election terminated upon closing of the business combination with the Company. Accordingly, the Company recognized net deferred income tax liabilities of approximately $9.9 million for differences between the income tax basis of the assets and liabilities and the related balances for financial reporting purposes.

The Company is required to pay taxes to the appropriate governmental entities on profits derived from Morinda’s international operations, including foreign withholding taxes imposed on the remittance of earnings of Morinda’s foreign subsidiaries and withholding taxes imposed on royalty payments. The Company has recorded income tax liabilities for foreign withholding on distributed earnings. As of December 31, 2018, the Company has no undistributed earnings from foreign subsidiaries that are indefinitely reinvested. The Company is also responsible for state income taxes and other taxes assessed at the Company level. The Company’s provision for income taxes includes such taxes.

Income Tax Expense

For the years ended December 31, 2018 and 2017, loss before income taxes is as follows (in thousands):

	2018	2017
Domestic	$(20,529)	$(3,536)
International	(533)	-
Loss before income taxes	$(21,062)	$(3,536)

For the years ended December 31, 2018 and 2017, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes, and total income tax expense recognized in the financial statements is as follows (in thousands):

	2018	2017
Income tax benefit at statutory U.S. federal rate	$4,423	$1,202
Income tax benefit attributable to U.S. states	1,063	108
Stock-based compensation	1,367	-
Non-deductible expenses	(351)	(1)
Change in prior year deferred taxes and other	300
Foreign rate differential	(27)	-
Change in valuation allowance	2,152	(1,309)
Total income tax benefit	$8,927	$-

For the years ended December 31, 2018 and 2017, the Company did not recognize any current income tax expense. Deferred income tax expense consisted of the following (in thousands):

	2018	2017
U.S. Federal	$7,891	$-
U.S. States	1,063	-
Foreign	(27)	-
Total deferred income tax benefit	$8,927	$-

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Income Tax Assets and Liabilities

As of December 31, 2018 and 2017, the income tax effects of temporary differences that give rise to significant deferred income tax assets and liabilities are as follows (in thousands):

	2018	2017
Deferred income tax assets:
Identifiable intangible assets	$-	$128
Accrued liabilities	5,224	53
Embedded derivative liabilities	112	-
Other	26	-
Stock-based compensation	435	-
Net operating loss carryforwards	9,295	2,689
Gross deferred income tax assets	15,092	2,870
Valuation allowance for deferred income tax assets	-	(2,870)
Net deferred income tax assets	15,092	-
Deferred income tax liabilities:
Goodwill and identifiable intangible assets	(12,405)	-
Property and equipment, net	(3,200)	-
Notes payable	(326)	-
Gross deferred income tax liabilties	(15,931)	-
Net deferred income tax liability	$(839)	$-

Deferred income tax assets and liabilities as of December 31, 2018 and 2017 are presented in the accompanying consolidated balance sheets as follows (in thousands):

	2018	2017
Deferred income tax assets	$8,908	$-
Deferred income tax liabilities	(9,747)	-
Net deferred income tax liability	$(839)	$-

For the year ended December 31, 2017 the valuation allowance increased by $0.7 million, primarily as a result of the increase in net operating losses. For the year ended December 31, 2018, the net decrease in the valuation allowance amounted to $2.9 million since net operating loss carryforwards were considered to be realizable due to net deferred tax liabilities related to purchase accounting. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

NOL Carryforwards and Other Matters

At December 31, 2018, the Company has federal NOL carryforwards of approximately $36.3 million, of which $24.9 million does not expire and $11.4 million will begin to expire in 2023. Additionally, the Company has varying amounts of NOL carryforwards in the U.S. states in which it does business that start to expire in 2023. Federal and state laws impose substantial restrictions on the utilization of NOL and tax credit carryforwards in the event of an ownership change for income tax purposes, as defined in Section 382 of the Internal Revenue Code.

Pursuant to Internal Revenue Code (“IRC”) Section 382, annual use of the Company’s net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382 analysis regarding the limitation of net operating loss carryforwards. The Company’s ability to use its remaining net operating loss carryforwards may be further limited if the Company experiences a Section 382 ownership change in connection with future changes in the Company’s stock ownership.

As discussed above, the imposition of the one-time Transition Tax may reduce or eliminate U.S. federal deferred income taxes on the unremitted earnings of the Company’s foreign subsidiaries. However, the Company may still be liable for withholding taxes or other income taxes that might be incurred upon the repatriation of foreign earnings. The Company has made a provision for additional income taxes on undistributed earnings of its foreign subsidiaries because the Company does not intend to permanently reinvest these earnings outside the United States.

The Company files income tax returns in the U.S. federal, and various states as well as the following foreign jurisdictions: Australia, Austria, Canada, Chile, China, Colombia, Germany, Hong Kong, Hungary, Indonesia, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, Norway, Peru, Poland, Russia, Singapore, Sweden, Switzerland, Thailand, Tahiti, Taiwan, the UK and Vietnam. The Company’s federal and state tax years for 2015 and forward are subject to examination by taxing authorities, due to unutilized NOL’s. All foreign jurisdictions tax years are also subject to examination based on the relative statute of limitations.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2018 was $0.4 million, which would favorably impact the effective tax rate if recognized. There were no unrecognized tax benefits as of December 31, 2017. The increase in 2018 relates to tax audits in foreign jurisdictions, transfer pricing adjustments, and state tax expense. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Executive Deferred Compensation Plan

Morinda’s Board of Directors implemented an unfunded executive deferred compensation plan in 2009 for certain executives of Morinda. All financial performance targets under the plan were achieved as of December 31, 2018, and a long-term liability of $4.1 million is included in the accompanying consolidated balance sheets. After the executives retire, the deferred compensation obligation is payable over a period up to 20 years.

401(k) Plan

Morinda has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all eligible U.S. employees of Morinda who are entitled to participate at the beginning of the first full quarter following commencement of employment. Morinda matches contributions up to 3% of the participating employee’s compensation. Morinda’s matching contributions vest over four years with 0% vested through the end of the first year of service and 33% vesting upon completion of each of the next three years of service. Total contributions by Morinda to the 401(k) Plan were insignificant for the period from December 21, 2018 through December 31, 2018. Effective January 1, 2019, the Company extended the right to participate in the 401(k) Plan to all of the Company’s eligible employees.

Foreign Benefit Plans

Morinda has an unfunded retirement benefit plan for the Company’s Japanese branch that entitles substantially all employees in Japan, other than directors, to retirement payments. Morinda also has an unfunded retirement benefit plan in Indonesia that entitles all permanent employees to retirement payments.

Upon termination of employment, the Morinda employees of the Japanese branch are generally entitled to retirement benefits determined by reference to basic rates of pay at the time of termination, years of service, and conditions under which the termination occurs. If the termination is involuntary or caused by retirement at the mandatory retirement age of 65, the employee is entitled to a greater payment than in the case of voluntary termination. Morinda employees in Indonesia whose service is terminated are generally entitled to retirement benefits determined by reference to basic rates of pay at the time of termination, years of service and conditions under which the termination occurs. The unfunded benefit obligation for these defined benefit pension plans was approximately $3.0 million as of December 31, 2018. Of this amount, approximately $2.9 million is included in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2018.

Morinda also makes contributions to employee benefit plans in various other countries in which it operates. Total contributions by Morinda to foreign employee benefit plans were insignificant for the period from December 21, 2018 through December 31, 2018.

Contingencies

The Company’s operations are subject to numerous governmental rules and regulations in each of the countries it does business. These rules and regulations include a complex array of tax and customs regulations as well as restrictions on product ingredients and claims, the commissions paid to the Company’s IPCs, labeling and packaging of products, conducting business as a direct-selling business, and other facets of manufacturing and selling products. In some instances, the rules and regulations may not be fully defined under the law or are otherwise unclear in their application. Additionally, laws and regulations can change from time to time, as can their interpretation by the courts, administrative bodies, and the tax and customs authorities in each country. The Company actively seeks to be in compliance, in all material respects, with the laws of each of the countries in which it does business and expects its IPCs to do the same. The Company’s operations are often subject to review by local country tax and customs authorities and inquiries from other governmental agencies. No assurance can be given that the Company’s compliance with governmental rules and regulations will not be challenged by the authorities or that such challenges will not result in assessments or required changes in the Company’s business that could have a material impact on its business, consolidated financial statements and cash flow.

The Company has various non-income tax contingencies in several countries. Such exposure could be material depending upon the ultimate resolution of each situation. As of December 31, 2018, the Company has recorded a current liability under Accounting Standards Codification (ASC) 450, Contingencies, of approximately $0.8 million.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

Guarantee Deposits

Morinda has deposits in Korea for collateral on IPC returns dictated by law, and collateral to credit card companies for guarantee of IPC payments. As of December 31, 2018, approximately $0.8 million of guarantee deposits are included in other long-term assets in the accompanying consolidated balance sheet.

NOTE 12 — RELATED PARTY TRANSACTIONS

In March 2015, the Company borrowed $60,000 from a member of management. The note provided for interest at 10% per annum and matured on March 31, 2020. Payments of interest were required quarterly. This note was repaid in full in February 2017. As discussed in Note 8, 250,000 shares of Series A Preferred stock were voluntarily rescinded by a director of the Company for no consideration in February 2017.

As discussed in Note 8, the Company entered into an agreement with two members of the Board of Directors in September 2018 whereby the directors exchanged an aggregate of 6,900,000 shares of Common Stock owned by them for an aggregate of 6,900 shares of the Company’s Series C Preferred. In October 2018, the shares of Series C Preferred Stock automatically converted into 6,900,000 shares of Common Stock upon receipt of shareholder approval to increase the authorized number of shares of Common Stock to 100,000,000 shares.

NOTE 13 —NET LOSS PER SHARE

Net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. The calculation of diluted net loss per share includes dilutive stock options, unvested restricted stock awards, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. For the years ended December 31, 2018 and 2017, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. As of December 31, 2018 and 2017, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2018	2017
Series B Preferred Stock	-	1,354
Stock options	2,786	2,491
Restricted stock awards under LTI Plan:
Unvested shares of Common Stock issued	1,018	1,823
Unissued and unvested awards to Morinda employees	1,229	-
Total	5,033	5,668

NOTE 14 — FINANCIAL INSTRUMENTS AND SIGNFICANT CONCENTRATIONS

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair measurement:

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

The fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, payables to former Morinda shareholders, and notes payable approximate their carrying values as of December 31, 2018 and 2017. The contingent consideration obligations incurred in the business combinations with Marley and Morinda are recorded at estimated fair value as of December 31, 2018 and 2017. In addition, the net assets acquired in the business combinations discussed in Note 3 were generally recorded at fair market value on the date of closing. The Company did not have any other nonrecurring assets and liabilities measured at fair value as of December 31, 2018 and 2017.

The Company’s interest rate swap and embedded derivative liability are the only liabilities that have been carried at fair value on a recurring basis. The Company’s interest rate swap is recorded at fair market value and has been classified within Level 2 of the fair value hierarchy. The Company’s embedded derivative liability is recorded at fair market value and has been classified within Level 3 of the fair value hierarchy. Details of the interest rate swap and the embedded derivative liabilities, including valuation methodology and key assumptions and estimates used, are disclosed in Note 7. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended December 31, 2018 and 2017, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

For the years ended December 31, 2018 and 2017, one customer comprised approximately 11% and 10%, respectively, of the Company’s consolidated net revenue. A substantial portion of the business acquired from Morinda is conducted in foreign markets, exposing the Company to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations. Approximately 70% of the Company’s consolidated net revenue and 90% of Morinda’s net revenue for 2019 is expected to be generated outside the United States, primarily in the Asia Pacific market. Morinda’s Tahitian Noni® Juice, MAX and other noni-based beverage products are expected to comprise over 85% of Morinda’s net revenue for 2019. However, if consumer demand for these products decreases significantly or if the Company ceases to offer these products without a suitable replacement, the Company’s consolidated financial condition and operating results would be adversely affected. The Company purchases fruit and other Noni-based raw materials from French Polynesia, but these purchases of materials are from a wide variety of individual suppliers with no single supplier accounting for more than 10% of its raw material purchases during 2018. However, as the majority of the raw materials are consolidated and processed at the Company’s plant in Tahiti, the Company could be negatively affected by certain governmental actions or natural disasters if they occurred in that region of the world.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. Cash deposits, including those held in foreign branches of global banks often exceed the amount of insurance, if any, provided on such deposits. As of December 31, 2018, the Company had cash and cash equivalents with a single financial institution in the United States with a balance of $6.5 million, and two financial institutions in China with balances of $14.5 million and $8.0 million. The Company also had $3.2 million of restricted cash in China as of December 31, 2018. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographies and industries. The Company performs ongoing credit evaluations on certain customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential bad debts and historically such losses have been insignificant. As of December 31, 2017, one customer comprised approximately 11% of accounts receivable, net.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SEGMENTS AND GEOGRAPHIC CONCENTRATIONS

Reportable Segments

The Company follows segment reporting in accordance with ASC Topic 280, Segment Reporting. As a result of the business combination with Morinda in December 2018 as discussed in Note 3, the Company has changed its operating segments to consist of the Morinda segment and the New Age segment. The New Age segment was previously comprised of the Brands segment and the DSD segment which are now combined as a single segment as they are operating with a single management team. After the Morinda business combination, the Company’s CODM began assessing performance and allocating resources based on the financial information of these two reporting segments. Accordingly, the Company’s previous segment disclosures have been restated for the year ended December 31, 2017.

The New Age segment distributes beverages to retail customers throughout Colorado and surrounding states, and sells beverages to wholesale distributors, broad-liners, key account owned warehouses and international accounts using several distribution channels. Morinda is a healthy lifestyles and beverage company with operations in more than 60 countries around the world, and manufacturing operations in Tahiti, Germany, Japan, the United States, and China. Morinda is primarily a direct-to-consumer and e-commerce business with over 70% of its business generated in the key Asia Pacific markets of Japan, China, Korea, Taiwan, and Indonesia.

Net revenue by reporting segment for the years ended December 31, 2018 and 2017, is as follows (in thousands):

	2018	2017
New Age	$48,335	$52,188
Morinda	3,825	-
Total Revenue	$52,160	$52,188

Gross profit by reporting segment for the years ended December 31, 2018 and 2017, is as follows (in thousands):

	2018	2017
New Age	$6,380	$12,400
Morinda	2,915	-
Total gross profit	$9,295	$12,400

Assets by reporting segment as of December 31, 2018 and 2017, are as follows (in thousands):

	2018	2017
New Age	$61,265	$61,646
Morinda	206,222	-
Other	19,445	6,026
Total assets	$286,932	$67,672

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital expenditures by reporting segment for the years ended December 31, 2018 and 2017, are as follows (in thousands):

	2018	2017
New Age	$81	$666
Morinda	56,133(1)	-
General corporate	12	-
Total capital expenditures	$56,226	$666
_________________

(1)
Consists of property and equipment of $55.4 million acquired in the business combination with Morinda and post-closing additions of $0.7 million.

Geographic Concentrations

The following table presents net revenue by geographic region for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
United States of America	$48,460	$52,188
International	3,700	-
Total revenue	$52,160	$52,188

As of December 31, 2018, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $50.6 million, including approximately $30.7 million located in Japan. As of December 31, 2017, substantially all of the Company’s assets and operations were located in the United States.

NOTE 16 — SUBSEQUENT EVENTS

Loan Agreement

On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”).  The Loan Agreement matures on March 29, 2023 and provides for (i) a term loan in the aggregate principal amount of $15.0 million, which may be increase to $25.0 subject to the satisfaction of certain conditions (the “Term Loan”) and (ii) a $10.0 million revolving loan facility (the “Revolving Loan Facility”). At the closing, EWB funded $25.0 million to the Company consisting of the $15.0 million Term Loan and $10.0 as an advance under the Revolving Loan Facility. The obligations of the Company under the Loan Agreement are secured by substantially all assets of the Company and guaranteed by certain subsidiaries of the Company. The Loan Agreement requires compliance with certain financial and restrictive covenants and includes customary events of default. Key financial covenants include maintenance of minimum Adjusted EBITDA and a maximum Total Leverage Ratio (all as defined and set forth in the Loan Agreement). During any periods when an event of default occurs, the Loan Agreement provides for interest at a rate that is 3.0% above the rate otherwise applicable to such obligations.

Borrowings outstanding under the Loan Agreement bear interest at the Prime Rate plus 0.25%. However, if the Total Leverage Ratio (as defined in the Loan Agreement) is equal to or greater than 1.50 to 1.00, borrowings will bear interest at the Prime Rate plus 0.50%. The Company may voluntarily prepay amounts outstanding under the Revolving Loan Facility on ten business days’ prior notice to EWB without prepayment charges. In the event the Revolving Loan Facility is terminated prior to its maturity, the Company would be required to pay an early termination fee in the amount of 0.50% of the revolving line. Additional borrowing requests under the Revolving Loan Facility are subject to various customary conditions precedent, including satisfaction of a borrowing base test as more fully described in the Loan Agreement. The Revolving Loan Facility also provides for an unused line fee equal to 0.5% per annum of the undrawn portion. The Loan Agreement includes a lockbox arrangement where the Company is required to direct its customers to remit payments to a restricted bank account, whereby all available funds are used to pay down the outstanding principal balance under the Revolving Loan Facility.

Payments under the Term Loan are interest-only for the first six months and are followed by principal and interest payments amortized over the remaining term of the Term Loan. The Company may elect to prepay the Term Loan before its maturity on 10 business days’ notice to EWB subject to a prepayment fee of 2% for the first year of the Term Loan and 1% for the second year of the Term Loan.  No later than 120 days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2019, the Company is required to make a payment towards the outstanding principal amount of the Term Loan in an amount equal to 35% of the Excess Cash Flow (as defined in the Loan Agreement), if the Total Leverage Ratio is less than 1.50 to 1.00 or (i) 50% of the Excess Cash Flow if the Total Leverage Ratio is greater than or equal to 1.50 to 1.00.

Also on March 29, 2019, the Company repaid all outstanding amounts and terminated the Siena Revolver discussed in Note 7, whereby a prepayment fee of $0.5 million was incurred.

Sale Leaseback

On March 22, 2019, the Company entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $55 million of the land and building in Tokyo that serves as the corporate headquarters of Morinda’s Japanese subsidiary. Concurrently with the sale, the Company entered into a lease of this property for an initial noncancelable term of seven years, with an option at the Company’s discretion to extend the lease term for 20 additional years. The monthly lease cost is ¥20 million (approximately $181,000 as of March 22, 2019) for the initial seven-year term.

In connection with this transaction, the Company repaid the $2.9 million mortgage on the building discussed in Note 7, cancelled the related interest rate swap agreement discussed in Note 7, and is obligated to pay $25.0 million to the former stockholders of Morinda to eliminate the contingent financing liability discussed in Note 3. After these payments, income taxes, post-closing repair obligations, and transaction costs, the net proceeds from the sale leaseback are expected to be between $9.0 million and $12.0 million.

The net carrying value of this property was approximately $29.0 million, resulting in a gain of approximately $26.0 million. The Company is evaluating whether this transaction qualifies as a sale under ASU 2016-02 (“Leases”). Depending on the final results of this evaluation, the gain on sale will either be (i) amortized as a reduction of future lease expense over the initial noncancelable term, or (ii) recognized in the Company’s consolidated statement of operations for the quarter ended March 31, 2019. The Company has not yet determined the amount of ROU lease asset and the corresponding ROU lease liability that will be recognized during the first quarter of 2019.

Other Transactions

On January 14, 2019, the Company entered into an agreement with Docklight LLC for the exclusive licensing rights in the United States for the manufacturing, sale, distribution, marketing and advertising of certain products which include shelf-stable, ready to drink, non-alcoholic, consumer beverages infused with Cannabidiol derived from hemp-based or synthetic sources. The licensed property includes the name, image, likeness, caricature, signature and biography of Bob Marley, the trademarks MARLEY and BOB MARLEY for use in connection with the Company’s existing licensed marks. The initial term of the Agreement expires in January 2024, unless extended or earlier terminated as provided in the agreement. As consideration for the license, the Company agreed to pay a fee equal to fifty percent of the gross margin, as defined in the Agreement, on future sales of approved licensed products, which fee shall be reviewed annually by the parties.

On January 21, 2019, the Company entered into a lease for approximately 79,600 square feet of office space in the downtown area of Denver, Colorado. The monthly obligation for base rent will average approximately $33,000 per month over the lease term which expires in December 2029. The Company has options to terminate the lease after 90 months as well as the option to extend the lease for an additional period of five years.

On March 12, 2019, the Company granted restricted stock awards to members of the Board of Directors for an aggregate of 90,910 shares of Common Stock. The fair value of these shares was $0.5 million based on the closing price of the Company’s Common Stock on the grant date. Compensation expense will be recognized until the restricted stock awards vest on March 12, 2020.

During the first quarter of 2019, the Company entered into operating lease obligations for transportation equipment. These leases provide for fixed minimum payments of approximately $17,000 per month over the eight-year lease term for an aggregate commitment of $1.7 million. The present value of these obligations of $1.3 million will be recorded as an ROU lease asset and ROU lease liability for the first quarter of 2019.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by is in the reports we file or submit under the Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) (“Disclosure Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

As an emerging growth company, we are not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A list of our executive officers and biographical information appears in Part I, Item 1 of this Report under the heading “Executive Officers of the Registrant.” The remaining information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

            Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II. All financial statement schedules are omitted because they are not applicable, or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(b) Exhibits. Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●
may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●
may apply standards of materiality that differ from those of a reasonable investor; and
●
were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

            Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

            The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Report. The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

EXHIBIT INDEX

Exhibit
Number	Description
2.1
Plan of Merger by and among New Age Beverages Corporation, New Age Health Holdings, Inc. and Morinda Holdings, Inc. dated December 2, 2018 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the Securities and Exchange Commission on December 3, 2018).

3.1	Articles of Incorporation of New Age Beverages Corporation (incorporated by reference to Exhibit 3.1.1 of our Form S-1 filed with the Securities and Exchange Commission on February 3, 2014).
3.2
Articles of Amendment to the Articles of Incorporation, dated October 11, 2011 (incorporated by reference to Exhibit 3.1.2 of our Form S-1 filed with the Securities and Exchange Commission on February 3, 2014).

3.3
Articles of Amendment to the Articles of Incorporation, dated June 25, 2013 (incorporated by reference to Exhibit 3.1.3 of our Form S-1 filed with the Securities and Exchange Commission on February 3, 2014).

3.4	Amended Articles of Incorporation of New Age Beverages Corporation (incorporated by reference to Exhibit 3.1.4 of our Form S-1 filed with the Securities and Exchange Commission on February 3, 2014).
3.5	Articles of Amendment to the Articles of Incorporation, dated April 20, 2015.
3.6	Articles of Amendment to the Articles of Incorporation, dated May 3, 2016.
3.7
Articles of Amendment to the Articles of Incorporation, dated June 29, 2016 (incorporated by reference to Exhibit 3.01 of our Form 8-K filed with the Securities and Exchange Commission on August 5, 2016).

3.8	Bylaws of New Age Beverages Corporation (incorporated by reference to Exhibit 3.2.1 of our Form S-1 filed with the Securities and Exchange Commission on February 3, 2014).
3.9	Amended Bylaws of New Age Beverages Corporation (incorporated by reference to Exhibit 3.2.2 of our Form S-1 filed with the Securities and Exchange Commission on February 3, 2014).
3.10	Amended Articles of Incorporation of New Age Beverages Corporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on September 24, 2018).

3.11
Articles of Amendment to the Articles of Incorporation, dated October 23, 2018 (incorporated by reference to Exhibit 3.01 our Form 8-K Filed with the Securities and Exchange Commission on October 24, 2018).

3.12
Articles of Amendment to Articles of Incorporation designating Series D preferred stock (incorporated by reference to Exhibit 3.1 our Form 8-K filed with the Securities and Exchange Commission on December 27, 2018).

3.13
Articles of Amendment to the Articles of Incorporation, dated December 21, 2018 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on December 27, 2018).

3.14	New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on August 5, 2016).
10.1	Asset Purchase Agreement with B&R Liquid Adventure, LLC (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on April 2, 2015).
10.2	Asset Purchase Agreement for Xing Acquisition (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on May 23, 2016).
10.3	Asset Purchase Agreement with AMBREW, LLC (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).
10.4	Promissory Note (incorporated by reference to Exhibit 10.4 of our Amendment No. 1 to Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).
10.5
Purchase and Sale Agreement between NABC Properties, LLC and Vision 23rd, LLC dated January 10, 2017(incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 30, 2017).

10.6
Asset Purchase Agreement between New Age Beverages Corporation and Marley Beverage Company, LLC dated as of March 23, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on April 1, 2017).

10.7
Asset Purchase Agreement between New Age Beverages Corporation and Maverick Brands, LLC Company, LLC dated as of March 31, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on March 31, 2017).

10.8
Asset Purchase Agreement between New Age Beverages Corporation and Premier Micronutrient Corporation dated as of May 18, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on May 24, 2017).

10.9
Amendment to Asset Purchase Agreement between New Age Beverages Corporation and Marley Beverage Company, LLC dated as of June 9, 2017 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on June 13, 2017).

10.10
Loan and Security Agreement between New Age Beverages Corporation, NABC, Inc., NABC Properties, LLC, New Age Health Sciences and Siena Lending Group LLC dated as of August 10, 2018 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on August 16, 2018).

10.11
Collateral Pledge Agreement dated as of August 10, 2018 between New Age Beverages Corporation and Siena Lending Group LLC (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on August 16, 2018).

10.12
Intellectual Property Security Agreement between New Age Beverages Corporation and New Age Health Sciences, Inc. in favor of Siena Lending Group LLC, dated as of August 10, 2018 (incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the Securities and Exchange Commission on August 16, 2018).

10.13
Exchange Agreement between New Age Beverages Corporation with Brent Willis and Neil Fallon (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 24, 2018).

10.14
At the Market Offering Agreement, dated September 24, 2018, by and between New Age Beverages Corporation and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 of our Form 8-K filed with the Securities and Exchange Commission on September 24, 2018).

10.17	Product and Trademark License Agreement with Docklight LLC.
10.18	Office Space Lease between 2410 17th Street, LLC and New Age Beverages dated January 21, 2019 .
14.1	Code of Ethics and Conduct (incorporated by reference to Exhibit 14.1 of our form 10-K filed with the Securities and Exchange Commission on April 17, 2018).

21.1+	List of subsidiaries of the Registrant.
23.1 +	Consent of Accell Audit & Compliance, P.A., Independent Registered Public Accounting Firm.
31.1 +	Certification of Brent Willis, Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2 +	Certification of Gregory Gould, Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1 +	Certification of Brent Willis, Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2 +	Certification of Gregory Gould, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS +	XBRL Instance Document
101.SCH +	XBRL Taxonomy Extension Schema
101.CAL +	XBRL Taxonomy Extension Calculation Linkbase
101.DEF +	XBRL Taxonomy Extension Definition Linkbase
101.LAB +	XBRL Taxonomy Extension Label Linkbase
101.PRE +	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Item 16.   Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW AGE BEVERAGES CORPORATION

Date: April 1, 2019	By:	/s/ Brent Willis
Brent Willis
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 1, 2019	By:	/s/ Brent Willis
Brent Willis
Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2019	By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 1, 2019	By:	/s/ Greg Fea
Greg Fea Chairman of the Board and Director

Date: April 1, 2019	By:	/s/ Ed Brennan
Ed Brennan Director

Date: April 1, 2019	By:	/s/ Tim Haas
Tim Haas Director

Date: April 1, 2019	By:	/s/ Reggie Kapteyn
Reggie Kapteyn Director

Date: April 1, 2019	By:	/s/ Amy Kuzdowicz
Amy Kuzdowicz Director