Form 10-Q
period 2019-03-31
New Age Beverages Corp
filed 2019-05-09
CIK 1579823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-38014

New Age Beverages Corporation
(Exact Name of Small Business Issuer as Specified in its Charter)

Washington	27-2432263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 E. 68th Avenue Denver, CO	80229
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(303) 289-8655

 Not Applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐ NO ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	NBEV	The Nasdaq Capital Market

The registrant had 75,392,742 shares of its $0.001 par value common stock outstanding as of May 6, 2019.

NEW AGE BEVERAGES CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Balance Sheets
 (In thousands, except par value per share amounts)

	March 31,	December 31,
ASSETS	2019	2018
Current assets:
Cash and cash equivalents	$109,956	$42,517
Accounts receivable, net of allowance of $107 and $134, respectively	9,450	9,837
Inventories	39,618	37,148
Prepaid expenses and other	6,607	6,473
Total current assets	165,631	95,975

Long-term assets:
Identifiable intangible assets, net	66,553	67,830
Property and equipment, net	27,159	57,281
Goodwill	31,514	31,514
Right-of-use lease assets	29,704	18,489
Deferred income taxes	20,534	8,908
Restricted cash and other	8,356	6,935

Total assets	$349,451	$286,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,971	$8,960
Accrued liabilities	45,386	34,019
Current portion of business combination liabilities	33,608	8,718
Current maturities of long-term debt	10,790	3,369
Total current liabilities	101,755	55,066

Long-term liabilities:
Business combination liabilities, net of current portion	19,087	43,412
Long-term debt, net of current maturities	13,716	1,325
Right-of-use liabilities, net of current portion:
Lease liability	25,005	13,686
Deferred lease incentive obligation	16,758	-
Deferred income taxes	7,457	9,747
Other	9,205	9,160
Total liabilities	192,983	132,396

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common Stock; $0.001 par value. Authorized 100,000 shares; issued and outstanding
75,393 and 75,067 shares as of March 31, 2019 and December 31, 2018, respectively	75	75
Additional paid-in capital	179,592	176,471
Accumulated other comprehensive loss	1,053	626
Accumulated deficit	(24,252)	(22,636)
Total stockholders' equity	156,468	154,536

Total liabilities and stockholders' equity	$349,451	$286,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
 Three Months Ended March 31, 2019 and 2018
(In thousands, except loss per share amounts)

	2019	2018

Net revenue	$58,307	$11,558
Cost of goods sold	19,731	8,942

Gross profit	38,576	2,616

Operating expenses:
Commissions	18,038	327
Selling, general and administrative	26,842	4,256
Change in fair value of Marley earnout obligation	-	100
Depreciation and amortization expense	2,236	521

Total operating expenses	47,116	5,204

Operating loss	(8,540)	(2,588)

Non-operating income (expenses):
Gain from sale of land and building	6,442	-
Interest expense	(1,646)	(56)
Other debt financing expenses	(224)	-
Gain from change in fair value of embedded derivatives	470	-
Other income (expense), net	182	(7)

Loss before income taxes	(3,316)	(2,651)
Income tax benefit	1,700	-

Net loss	(1,616)	(2,651)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	427	-

Comprehensive loss	$(1,189)	$(2,651)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.02)	$(0.07)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	75,226	36,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Statements of Stockholders’ Equity
 Three Months Ended March 31, 2019 and 2018
(In thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Three Months Ended March 31, 2019
Balances, December 31, 2018	-	$-	75,067	$75	$176,471	$626	$(22,636)	$154,536
Issuance of Common Stock for:
Exercise of stock options	-	-	200	-	418	-	-	418
Grant of restricted stock awards	-	-	126	-	576	-	-	576
Stock-based compensation expense	-	-	-	-	2,127	-	-	2,127
Net change in other comprehensive income	-	-	-	-	-	427	-	427
Net loss	-	-	-	-	-	-	(1,616)	(1,616)

Balances, March 31, 2019	-	$-	75,393	$75	$179,592	$1,053	$(24,252)	$156,468

Three Months Ended March 31, 2018
Balances, December 31, 2017	169	$-	35,172	$35	$63,204	$-	$(10,501)	$52,738
Issuance of Common Stock for:
Conversion of Series B Preferred Stock	(169)	-	1,354	1	(1)	-	-	-
Grant of restricted stock awards	-	-	123	-	260	-	-	260
Stock-based compensation related to stock options	-	-	-	-	157	-	-	157
Net loss	-	-	-	-	-	-	(2,651)	(2,651)

Balances, March 31, 2018	-	$-	36,649	$36	$63,620	$-	$(13,152)	$50,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows
 Three Months Ended March 31, 2019 and 2018
(In thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,616)	$(2,651)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,287	377
Depreciation and amortization	2,236	521
Accretion and amortization of debt discount and issuance costs	1,113	-
Make-whole premium on early payment of Siena Revolver	480	-
Deferred income taxes	(13,916)	-
Gain from sale of land and building	(6,442)	-
Gain from change in fair value of embedded derivatives	(470)	-
Change in fair value of contingent consideration payable in business combination	-	100
Changes in operating assets and liabilities:
Accounts receivable	387	746
Inventories	(2,470)	(319)
Prepaid expenses, deposits and other	122	(266)
Accounts payable	2,231	(1,334)
Other accrued liabilities	8,857	2,699
Deferred lease incentive obligation	17,640	-

Net cash provided by (used in) operating activities	11,439	(127)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of land and building:
Related to sale of the property	31,445	-
Repair obligations	1,675
Capital expenditures for property and equipment	(283)	(64)

Net cash provided by (used in) investing activities	32,837	(64)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	31,978	-
Principal payments on borrowings	(9,686)	-
Proceeds from exercise of stock options	418	-
Debt issuance costs paid	(40)	-

Net cash provided by financing activities	22,670	-

Effect of foreign currency translation changes	566	-

Net change in cash, cash equivalents and restricted cash	67,512	(191)
Cash, cash equivalents and restricted cash at beginning of period	45,856	285

Cash, cash equivalents and restricted cash at end of period	$113,368	$94

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows, Continued
 Three Months Ended March 31, 2019 and 2018
(In thousands)

	2019	2018
SUMMARY OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at end of period	$109,956	$94
Restricted cash at end of period	3,412	-

Total at end of period	$113,368	$94

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$55	$57
Cash paid for income taxes	$1,200	$-
Cash paid under right-of-use operating lease obligations	$1,874	$193

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Siena Revolver payments from borrowings under EWB Credit Facility:
Principal payment	$1,944	$-
Make-whole premium	480	-
Total	$2,424	$-

Repayment of mortgage from proceeds from sale of land and building	$2,628	$-
Restricted stock granted for prepaid compensation	$576	$353
Debt issuance costs paid from proceeds of borrowings	$210	$170
Increase in payables for capital expenditures	$128	$-
Increase in payables for debt discount and issuance costs	$654	$-
Right-of-use lease assets acquired in exchange for operating lease obligations	$11,411	$214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations and Segments

New Age Beverages Corporation (the “Company”) was formed under the laws of the State of Washington on April 26, 2010. On December 21, 2018, the Company completed a business combination with Morinda Holdings, Inc., a Utah corporation (“Morinda”), whereby Morinda became a wholly-owned subsidiary of the Company. For further information about the Morinda business combination, please refer to Note 3.

The Company’s chief operating decision maker (the “CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reporting segment for purposes of making operating decisions and assessing financial performance. As a result of the business combination with Morinda, the Company changed its operating segments to consist of the Morinda segment and the New Age segment beginning in December 2018. After the Morinda business combination, the Company’s CODM began assessing performance and allocating resources based on the financial information of these two reporting segments. The New Age segment was previously comprised of the Brands segment and the DSD segment which are now combined as a single segment as they are operating with a single management team. Accordingly, the Company’s previous segment disclosures have been restated for the three months ended March 31, 2018.

The Morinda segment is engaged in the development, manufacturing, and marketing of Tahitian Noni® Juice, MAX and other noni beverages as well as other nutritional, cosmetic and personal care products. The majority of Morinda’s products have a component of the Noni plant, Morinda Citrifolia (“Noni”) as a common element. The Morinda products are sold and distributed in more than 60 countries throughout the world using independent product distributors through a direct to consumer selling network. The New Age segment manufactures, markets and sells a portfolio of healthy beverage brands including XingTea, Marley, Aspen Pure®, Búcha® Live Kombucha, and Coco-Libre. The portfolio is distributed through the Company’s own Direct Store Distribution (“DSD”) network and a hybrid of other routes to market throughout the United States and in 15 countries around the world. The New Age brands are sold in all channels of distribution including Hypermarkets, Supermarkets, Pharmacies, Convenience, Gas and other outlets.

Legal Structure and Consolidation

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

Basis of Presentation

The unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements for the three months ended March 31, 2019 should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 2018, included in the Company’s 2018 Annual Report on Form 10-K as filed with the SEC on April 1, 2019 (the “2018 Form 10-K”).

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2018 have been derived from the Company’s audited financial statements. The Company’s financial condition as of March 31, 2019, and operating results for the three months ended March 31, 2019 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2019.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Emerging Growth Company

The accompanying unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. The Company previously elected to opt out of the extended transition period to adopt new or revised accounting standards. Therefore, the Company is required to adopt such standards at the same time as other public companies that are not emerging growth companies. The Company currently expects to retain its status as an emerging growth company until the year ending December 31, 2021, but this status could end sooner under certain circumstances.

Reclassifications

Certain amounts in the 2018 financial statements have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on the previously reported net loss, working capital, cash flows and stockholders’ equity.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, estimated useful lives for identifiable intangible assets and property and equipment, impairment of goodwill and long-lived assets, valuation assumptions for stock options, warrants and equity instruments issued for goods or services, the allowance for doubtful accounts receivable, inventory obsolescence, the allowance for sales returns and chargebacks, deferred income taxes and the related valuation allowances, and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation will be affected.

Risks and Uncertainties

Inherent in the Company’s business are various risks and uncertainties, including its limited operating history in a rapidly changing industry. These risks include the Company’s ability to manage its rapid growth and its ability to attract new customers and expand sales to existing customers, risks related to litigation, as well as other risks and uncertainties. In the event that the Company does not successfully execute its business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in its capital stock may not be recoverable. The Company’s success depends upon the acceptance of its expertise in creating products and brands which consumers like and want to buy, development of sales and distribution channels, and its ability to generate significant net revenue and cash flows from the use of this expertise.

Recent Accounting Pronouncements

Standards Required to be Adopted in Future Years. The following accounting standards are not yet effective; management has not completed its evaluation to determine the impact that adoption of these standards will have on the Company’s consolidated financial statements.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 amends the guidance on the impairment of financial instruments.  This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses.  Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses.  In November 2018, ASU 2016-13 was amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 2018-19 changes the effective date of the credit loss standards (ASU 2016-13) to fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Further, the ASU clarifies that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842.   The Company has not yet determined the effect that ASU 2018-19 will have on its results operations, balance sheets or financial statement disclosures.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 3 —MORINDA BUSINESS COMBINATION

On December 2, 2018, the Company entered into a Plan of Merger (the “Merger Agreement”) with Morinda and New Age Health Sciences Holdings, Inc., a newly formed Utah corporation and wholly-owned subsidiary of the Company (“Merger Sub”). On December 21, 2018 (the “Closing Date”), the transactions contemplated by the Merger Agreement were completed. Merger Sub was merged with and into Morinda and Morinda became a wholly-owned subsidiary of the Company. This transaction is referred to herein as the “Merger”.

Pursuant to the Merger Agreement, Morinda’s equity holders received (i) $75.0 million in cash; (ii) 2,016,480 shares of the Company’s Common Stock with an estimated fair value on the closing Date of approximately $11.0 million, (iii) 43,804 shares of Series D Preferred Stock (the “Preferred Stock”) providing for the potential payment of up to $15.0 million contingent upon Morinda achieving certain post-closing milestones, as discussed below.

Pursuant to the Certificate of Designations of Series D Preferred Stock (the “CoD”), the holders of the Preferred Stock are entitled to receive a dividend of up to an aggregate of $15.0 million (the “Milestone Dividend”) if the Adjusted EBITDA (as defined in the CoD) of Morinda is at least $20.0 million for the year ending December 31, 2019. The Milestone Dividend is payable on April 15, 2020. If the Adjusted EBITDA of Morinda is less than $20.0 million, the Milestone Dividend shall be reduced by applying a five-times multiple to the difference between the Adjusted EBITDA target of $20.0 million and actual Adjusted EBITDA for the year ending December 31, 2019. Accordingly, no Milestone Dividend is payable if actual Adjusted EBITDA is $17.0 million or lower. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Milestone Dividend earnout was approximately $13.1 million and is included in long-term business combination liabilities in the accompanying unaudited condensed consolidated balance sheets.

The Series D Preferred Stock provides for quarterly dividends to the holders of the Preferred Stock at a rate of 1.5% per annum of the Milestone Dividend amount, payable on a pro rata basis. The Company may pay the Milestone Dividend and /or the annual dividend in cash or in kind, provided that if the Company chooses to pay in kind, the shares of Common Stock issued as payment therefore must be registered under the Securities Act of 1933, as amended (the “Securities Act”). The Preferred Stock shall terminate on April 15, 2020. These quarterly dividends will be reflected as an adjustment to the fair value of the Milestone Dividend earnout liability as the quarterly dividends are settled in future periods.

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

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Business Combination Liabilities

Presented below is a summary of the earnout obligations related to the Morinda and Marley business combinations and payables to the former Morinda stockholders as of March 31, 2019 and December 31, 2018 (in thousands):

	2019	2018

Marley earnout obligation	$900(1)	$900(1)
Payables to former Morinda stockholders:
EWC payable in April 2019	1,000(2)(5)	986(2)(5)
EWC payable in July 2019	7,847(2)(5)	7,732(2)(5)
EWC payable in July 2020	5,053(2)(5)	4,976(2)(5)
Earnout under Series D preferred stock	13,134(3)	13,134(3)
Contingent on financing event	24,761(4)(5)	24,402(4)(5)
Total	52,695	52,130
Less current portion	33,608(4)	8,718

Long-term portion	$19,087	$43,412
_____________

(1)
The Company is obligated to make a one-time earnout payment of $1.25 million over a period of two years beginning at such time that revenue for the Marley reporting unit is equal to or greater than $15.0 million during any trailing twelve calendar month period after the closing. Revenue for the Marley brand is not expected to exceed the $15.0 million earnout threshold during 2019. The fair value of the earnout was valued using the weighted average return on assets whereby the fair value increased from $0.8 million to $0.9 million during the first quarter of 2018. The increase in the fair value of the earnout of $0.1 million was recognized as an expense in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2018.
(2)
Pursuant to a separate agreement between the parties, EWC is payable to Morinda’s stockholders for $1.0 million in April 2019, $8.0 million in July 2019, and the remainder of $5.5 million is payable in July 2020.
(3)
The fair value of earnout consideration under the Series D Preferred Stock is based on the probability of achieving the Milestone Dividend, whereby the maximum Milestone Dividend is $15.0 million if the Adjusted EBITDA of Morinda is $20.0 million or more for the year ending December 31, 2019. The fair value of the earnout of $13.1 million was determined using an option pricing model and will be adjusted as additional information becomes available about the progress toward achievement of the Milestone Dividend earnout.
(4)
Pursuant to a separate agreement between the parties, prior to the consummation of the Merger, Morinda agreed to pay its former stockholders up to $25.0 million from the net proceeds of a sale leaseback to be completed after the Closing Date. As discussed in Note 6, the closing for this transaction occurred on March 22, 2019. Since this payment was to be made from the proceeds of a long-term financing, the net carrying value was classified in long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2018. Due to completion of the sale leaseback in March 2019, the obligation to pay $25.0 million is included in current liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2019.
(5)
Interest was imputed on these obligations based on a credit and tax adjusted interest rate of 6.1% for the period from the Closing Date until the respective contractual or estimated payment dates. Accretion of discount related to these obligations amounted to an aggregate of $0.6 million for the three months ended March 31, 2019, which is included in interest expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Morinda for the three months ended March 31, 2018, as if this business combination had occurred as of January 1, 2018. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to the Morinda acquisition and the related equity issuances as if each had occurred on January 1, 2018. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the period indicated, nor does it purport to represent the Company’s future results of operations. The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the three months ended March 31, 2018 (in thousands, except per share amounts):

Net revenue	$66,781
Net loss	$(1,645)
Net loss per share- basic and diluted	$(0.04)
Weighted average number of shares of common stock outstanding- basic and diluted	38,427

The calculations of pro forma net revenue and pro forma net loss give effect to the Morinda business combination for the three months ended March 31, 2018 based on (i) the historical net revenue and net income (loss), as applicable, of Morinda, (ii) incremental depreciation and amortization for Morinda based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives, and (iii) recognition of accretion of discounts on obligations with extended payment terms that were assumed in the Morinda business combination.

NOTE 4 — OTHER INFORMATION

Inventories

Inventories consist of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	2019	2018

Raw materials	$14,302	$12,538
Work-in-process	871	907
Finished goods	24,445	23,703

Total inventories	$39,618	$37,148

In connection with the Morinda business combination discussed in Note 3, the fair value of work-in-process and finished goods inventories on the Closing Date exceeded the historical carrying value by approximately $2.2 million. This amount represented an element of built-in profit on the Closing Date that is being charged to cost of goods sold as the related inventories are sold. For the three months ended March 31, 2019, a portion of the Closing Date inventories were sold which resulted in a charge to cost of goods sold of approximately $0.8 million. The remaining Closing Date built-in profit of $1.4 million is expected to be charged to cost of goods sold by the third quarter of 2019.

Prepaid Expenses and Other Current Assets

As of March 31, 2019 and December 31, 2018, prepaid expenses and other current assets consist of the following (in thousands):

	2019	2018

Prepaid expenses and deposits	$5,747	$4,982
Prepaid stock-based compensation	543	347
Supplier and other receivables	317	1,144

Total	$6,607	$6,473

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Property and Equipment

As of March 31, 2019 and December 31, 2018, property and equipment consisted of the following (in thousands):

	2019	2018

Land	$37	$25,726
Buildings and improvements	16,865	19,822
Leasehold improvements	3,189	4,398
Machinery and equipment	5,311	5,208
Office furniture and equipment	2,161	2,087
Transportation equipment	1,820	1,727
Total property and equipment	29,383	58,968
Less accumulated depreciation	(2,224)	(1,687)

Property and equipment, net	$27,159	$57,281

Depreciation and amortization expense related to property and equipment amounted to $0.9 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. Repairs and maintenance costs amounted to $0.6 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

Restricted Cash and Other

As of March 31, 2019 and December 31, 2018, restricted cash and other long-term assets consist of the following (in thousands):

	2019	2018

Restricted cash	$3,412(1)	$3,339(1)
Debt issuance costs, net	362	548
Prepaid stock-based compensation	-	210
Deposits and other	4,582	2,838

Total	$8,356	$6,935
______________

(1)
Restricted cash primarily represents long-term cash deposits held in a bank for a foreign governmental agency. This deposit is required to maintain the Company’s direct selling license to do business in China.

Other Accrued Liabilities

As of March 31, 2019 and December 31, 2018, other accrued liabilities consist of the following (in thousands):

	2019	2018

Accrued commissions	$7,223	$9,731
Accrued compensation and benefits	3,942	4,715
Accrued marketing events	5,318(1)	3,757(1)
Deferred revenue	2,469	2,701
Income taxes payable	12,956(2)	1,670
Current portion of right of use liabilities:
Lease liability	4,783	4,798
Deferred lease incentive obligation	882	-
Restricted stock obligations	570(3)	-
Embedded derivative liability	-	470
Other accrued liabilities	7,243	6,177

Total other accrued liabilities	$45,386	$34,019

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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
(2)
Includes approximately $11.9 million of income taxes payable in Japan related to the gain on sale of the land and building in Tokyo as discussed further in Note 6.
(3)
Represents the fair value of restricted stock awards required to be settled in cash as discussed in Note 9.

NOTE 5 — GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Goodwill consists of the following by reporting unit as of March 31, 2019 and December 31, 2018 (in thousands):

Reporting Unit

Morinda	$10,284
Maverick	5,149
PMC	1,768
Marley	9,418
Xing	4,506
B&R	389

Total Goodwill	$31,514

Identifiable Intangible Assets

As of March 31, 2019 and December 31, 2018, identifiable intangible assets consist of the following (in thousands):

	March 31, 2019			December 31, 2018
		Accumulated	Net Book		Accumulated	Net Book
Identifiable Intangible Asset	Cost	Amortization	Value	Cost	Amortization	Value

License agreements
China direct selling license	$20,420	$380	$20,040	$20,420	$40	$20,380
Other	5,989	417	5,572	5,989	318	5,671
Manufacturing processes and recipes	11,610	577	11,033	11,610	380	11,230
Trade names	12,301	796	11,505	12,301	584	11,717
IPC distributor sales force	9,760	273	9,487	9,760	29	9,731
Customer relationships	6,444	1,296	5,148	6,444	1,194	5,250
Patents	4,100	501	3,599	4,100	433	3,667
Former Morinda shareholder non-compete agreements	186	17	169	186	2	184

Total identifiable intangible assets	$70,810	$4,257	$66,553	$70,810	$2,980	$67,830

Amortization expense related to identifiable intangible assets was $1.3 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. In order to more closely reflect the estimated economic life of the license agreement acquired in the June 2017 acquisition of Marley, the Company revised the estimated useful life from 42 years to 15 years during the fourth quarter of 2018. For the three months ended March 31, 2019 and 2018, total amortization expense related to this license agreement was approximately $0.1 million and $36,000, respectively.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Estimated amortization expense for the Company’s identifiable intangible assets for the next five years is set forth below (in thousands):

12 months ending March 31:

2020	$4,778
2021	4,778
2022	4,761
2023	4,716
2024	4,716
Thereafter	42,804

Total	$66,553

Docklight Agreement

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

NOTE 6 — LEASES

The Company leases various office and warehouse facilities, vehicles and equipment under non-cancellable operating lease agreements that expire between January 2019 and May 2030. For the three months ended March 31, 2019 and 2018, the Company had operating lease expense of $2.3 million and $0.3 million respectively.

On January 21, 2019, the Company entered into a lease for approximately 11,200 square feet of office space in the downtown area of Denver, Colorado. The monthly obligation for base rent will average approximately $33,000 per month over the lease term which expires in December 2029. The Company has options to terminate the lease after 90 months as well as the option to extend the lease for an additional period of five years. The Company determined the right-of-use ("ROU") lease liability based upon a discount rate of 6.1% and assuming that the Company will not exercise its option to terminate the lease after 90 months.

During the first quarter of 2019, the Company entered into operating lease obligations for transportation equipment. These leases provide for fixed minimum payments of approximately $17,000 per month over the eight-year lease term for an aggregate commitment of $1.7 million. The present value of these obligations of $1.3 million was recorded as ROU lease assets and ROU lease liabilities during the three months ended March 31, 2019. The Company determined the ROU lease liabilities based upon a discount rate of 6.1%.

Sale Leaseback

On March 22, 2019, the Company entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.1 million of the land and building in Tokyo that serves as the corporate headquarters of Morinda’s Japanese subsidiary. Concurrently with the sale, the Company entered into a lease of this property for a term of 27 years. The monthly lease cost is ¥20.0 million (approximately $181,000 as of March 31, 2019) for the initial seven-year term, and thereafter either party may elect to adjust the monthly lease payment to the then current market rate for similar buildings in Tokyo. In order to secure its obligations under the lease, the Company provided a refundable security deposit of approximately $1.8 million. At any time after the initial seven-year term, the Company may elect to terminate the lease. However, if the lease is terminated before the 20th anniversary of the date the lease was entered into, then the Company will be obligated to perform certain restoration obligations that are currently estimated to cost between $1.6 million and $2.2 million. The Company determined that the restoration obligation is a significant penalty whereby there is reasonable certainty that the Company will not elect to terminate the lease prior to the 20-year anniversary. Therefore, the lease term was determined to be 20 years.

In connection with this transaction, the Company repaid the $2.6 million mortgage on the building and cancelled the related interest rate swap agreement discussed in Note 7, paid the refundable security deposit of $1.8 million, and the Company is obligated to pay $25.0 million to the former stockholders of Morinda to settle the full amount of the contingent financing liability discussed in Note 3. Other cash payments that have been or will be made include transaction costs of $1.9 million, post-closing repair obligations of $1.7 million, and Japanese income taxes of $11.9 million.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Presented below is a summary of the selling price and resulting gain on sale calculation (in thousands):

Gross selling price	$57,129
Less commissions and other expenses	(1,941)
Less repair obligations	(1,675)
Net selling price	53,513
Cost of land and building sold	(29,431)
Total gain on sale	24,082
Portion of gain related to above-market rent concession	(17,640)

Recognized gain on sale	$6,442

As shown above, the sale of this property resulted in a gain of $24.1 million and the Company determined that $17.6 million of the gain was the result of above-market rent inherent in the leaseback arrangement. The remainder of the gain of $6.4 million was attributable to the highly competitive process among the entities that bid to purchase the property. The $17.6 million portion of the gain related to above market rent is being accounted for as a lease concession whereby the gain will result in a reduction of rent expense of approximately $0.9 million per year over the 20-year lease term. The present value of the lease payments amounted to $25.0 million. After deducting the $17.6 million lease incentive concession, the Company recognized an initial ROU lease asset and ROU lease liability of approximately $7.4 million.

Balance Sheet Presentation

As of March 31, 2019 and December 31, 2018, the carrying value of ROU lease assets, ROU lease obligations, and deferred lease incentive obligations are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Right-of-Use Assets:
Cost basis	$31,825	$19,221
Accumulated amortization	(2,121)	(732)

Net	$29,704	$18,489

Right-of-Use Liabilities:
Current	$4,783	$4,798
Long-term	25,005	13,686

Total	$29,788	$18,484

Deferred Lease Incentive Obligation:
Current	$882	$-
Long-term	16,758	-

Total	$17,640	$-

As of March 31, 2019 and December 31, 2018, the weighted average remaining lease term under ROU leases was 14.7 and 5.9 years, respectively. As of March 31, 2019 and December 31, 2018, the weighted average discount rate for ROU lease liabilities was approximately 7%.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Lease Commitments

Future minimum lease payments and amortization of the related lease incentive obligation related to non-cancellable ROU operating lease agreements are as follows (in thousands):

	Gross	Lease
12 months ending March 31:	Payments	Incentive	Net

2020	$8,435	$(1,470)	$6,965
2021	6,749	(1,470)	5,279
2022	5,608	(1,470)	4,138
2023	5,379	(1,470)	3,909
2024	4,931	(1,470)	3,461
Thereafter	40,425	(10,290)	30,135
Total minimum lease payments	71,527	(17,640)	53,887
Less imputed interest	(24,099)	-	(24,099)

Present value of minimum lease payments	$47,428	$(17,640)	$29,788

NOTE 7 — DEBT

Credit Facility

On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Credit Facility”) with East West Bank (“EWB”).  The Credit Facility matures on March 29, 2023 (the “Maturity Date”) and provides for (i) a term loan in the aggregate principal amount of $15.0 million, which may be increased to $25.0 subject to the satisfaction of certain conditions (the “Term Loan”) and (ii) a $10.0 million revolving loan facility (the “EWB Revolver”). At the closing, EWB funded $25.0 million to the Company consisting of the $15.0 million Term Loan and $10.0 million as an advance under the EWB Revolver. The Company utilized a portion of the proceeds from the Credit Facility to repay all outstanding amounts and terminate the Siena Revolver discussed below.

The obligations of the Company under the Credit Facility are secured by substantially all assets of the Company and guaranteed by certain subsidiaries of the Company. The Credit Facility requires compliance with certain financial and restrictive covenants and includes customary events of default. Key financial covenants include maintenance of minimum Adjusted EBITDA and a maximum Total Leverage Ratio (all as defined and set forth in the Credit Facility). During any period when an event of default occurs, the Credit Facility provides for interest at a rate that is 3.0% above the rate otherwise applicable to such obligations.

Borrowings outstanding under the Credit Facility bear interest at the Prime Rate plus 0.25%. However, if the Total Leverage Ratio (as defined in the Credit Facility) is equal to or greater than 1.50 to 1.00, borrowings will bear interest at the Prime Rate plus 0.50%. The Company may voluntarily prepay amounts outstanding under the EWB Revolver on ten business days’ prior notice to EWB without prepayment charges. In the event the EWB Revolver is terminated prior to the Maturity Date, the Company would be required to pay an early termination fee in the amount of 0.50% of the revolving line. Additional borrowing requests under the EWB Revolver are subject to various customary conditions precedent, including satisfaction of a borrowing base test as more fully described in the Credit Facility. The EWB Revolver also provides for an unused line fee equal to 0.50% per annum of the undrawn portion. The EWB Revolver includes a lockbox arrangement where the Company is required to direct its customers to remit payments to a restricted bank account, whereby all available funds are used to pay down the outstanding principal balance under the EWB Revolver.

Payments under the Term Loan are interest-only for the first six months and are followed by principal payments of $125,000 per month plus interest over the remaining term of the Term Loan. The Company may elect to prepay the Term Loan before the Maturity Date on 10 business days’ notice to EWB subject to a prepayment fee of 2% for the first year of the Term Loan and 1% for the second year of the Term Loan.  No later than 120 days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2019, the Company is required to make a payment towards the outstanding principal amount of the Term Loan in an amount equal to 35% of the Excess Cash Flow (as defined in the Credit Facility), if the Total Leverage Ratio is less than 1.50 to 1.00 or (i) 50% of the Excess Cash Flow if the Total Leverage Ratio is greater than or equal to 1.50 to 1.00.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Siena Revolver

On August 10, 2018 (the “Siena Closing Date”), the Company entered into a loan and security agreement with Siena Lending Group LLC (“Siena”) that provided for a $12.0 million revolving credit facility (the “Siena Revolver”) with a scheduled maturity date of August 10, 2021. Outstanding borrowings provided for interest at the greater of (i) 7.5% or (ii) the prime rate plus 2.75%. As of December 31, 2018, the effective interest rate was 8.25%. The Siena Revolver also provided for an unused line fee equal to 0.5% per annum of the undrawn portion of the $12.0 million commitment. The Siena Revolver was subject to availability based on eligible accounts receivables and eligible inventory of the Company. As of December 31, 2018, the borrowing base calculation permitted total borrowings of approximately $2.5 million. Pursuant to the Siena Revolver, the Company granted a security interest in substantially all assets and intellectual property of the Company and its subsidiaries, except for such assets owned by Morinda.

In connection with the Siena Revolver the Company incurred debt issuance costs of $0.6 million. This amount was accounted for as debt issuance costs that was amortized using the straight-line method over the three-year term of the Siena Revolver. The Siena Revolver was paid off and terminated on March 29, 2019 and the unamortized debt issuance costs of $0.5 million were written off as additional interest expense for the three months ended March 31, 2019. Additionally, the Company incurred a make-whole premium payment of $0.5 million that was also charged to interest expense for the three months ended March 31, 2019.

Summary of Debt

As of March 31, 2019 and December 31, 2018, debt consists of the following (in thousands):

	2019	2018
EWB Credit Facility:
Term loan, net of discount of $542	$14,458	$-
Revolver	10,000	-
Installment notes payable	48(1)	66(1)
Siena Revolver	-	2,000
Mortgage payable to a foreign bank	-	2,628(2)
Total	24,506	4,694
Less current maturities	(10,790)	(3,369)

Long-term debt, less current maturities	$13,716	$1,325
_________________

(1)
Consists of various installment notes payable that are collateralized by equipment and that bear interest at 12.4% to 22.1%.
(2)
This mortgage note payable was collateralized by land and a building in Tokyo, Japan. Quarterly principal payments of $0.3 million plus interest were payable in Japanese Yen at TIBOR plus 0.7% (0.76% as of December 31, 2018) through the maturity date in December 2020. This debt was repaid, and the interest rate swap agreement discussed below was terminated upon sale of the property on March 22, 2019 as discussed in Note 6.

Embedded Derivatives

The Siena Revolver included features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. The Company determined that embedded derivatives included the requirement to pay (i) an early termination premium if the Siena Revolver was terminated before the maturity date in August 2021, and (ii) default interest at a 5.0% premium if events of default existed. The early termination premium was 4.0% of the $12.0 million commitment if termination occurred during the first year after the Siena Closing Date. As of December 31, 2018, the embedded derivatives for the Siena Revolver had an aggregate fair value of approximately $0.5 million, which was included in accrued liabilities as of December 31, 2018. As a result of the termination of the Siena Revolver as discussed above, a make-whole premium of $0.5 million was incurred on March 29, 2019, and the Company recognized a gain on change in fair value of embedded derivatives of $0.5 million which is included in non-operating income (expenses) for the three months ended March 31, 2019.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Interest Rate Swap Agreement

At December 31, 2018, the Company had one contract for an interest rate swap with a total notional amount of approximately $2.6 million. At December 31, 2018, the Company had an unrealized loss from this interest rate swap agreement of approximately $36,000 that is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet. As discussed in Note 6, this swap agreement was terminated upon sale of the property in Tokyo and repayment of the related mortgage.

Future Debt Maturities

As of March 31, 2019, the scheduled future maturities of long-term debt, exclusive of unaccreted discount of $0.5 million related to the EWC Term Loan, are as follows (in thousands):

12 Months Ending March 31,

2020	$10,790(1)
2021	1,505
2022	1,503
2023	11,250

Total	$25,048
______________

(1)
Includes $10.0 million outstanding under the EWB Revolver discussed above. Since EWB Revolver includes a lockbox arrangement where the Company is required to direct its customers to remit payments to a restricted bank account, the entire outstanding balance of the EWB Revolver is classified as a current liability. However, subject to the terms of the EWB Revolver, the Company is permitted to reborrow amounts that are repaid through the Maturity Date.

NOTE 8 — STOCKHOLDERS’ EQUITY

Series D Preferred

In December 2018, the Board of Directors designated 44,000 shares as Series D Preferred Stock. As discussed in Note 3, the Series D Preferred provides for the potential payment of up to $15.0 million contingent upon Morinda achieving certain post-closing milestones. As of March 31, 2019 and December 31, 2018, the Series D Preferred Stock is classified as a liability since it provides for the issuance of a variable number of shares of Common Stock if the Company elects to settle in shares rather than pay the cash redemption value. Please refer to Note 3 for additional information on the consideration issued in the Morinda business combination and the valuation and carrying value of the Series D Preferred.

NOTE 9 — STOCK-BASED COMPENSATION

Stock Options

On August 3, 2016, the Company’s approved and implemented the New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (the “LTI Plan”). The LTI Plan provides for stock options to be granted to employees, directors and consultants at an exercise price not less than 100% of the fair value of the Company’s Common Stock on the grant date. The options granted generally have a maximum term of 10 years from the grant date and are exercisable upon vesting. Option grants generally vest over a period between one and three years after the grant date of such award. The number of shares reserved for grants is adjusted annually on the first day of January whereby a maximum of 10% of the Company’s outstanding shares of Common Stock are available for grant under the LTI Plan. Accordingly, as of January 1, 2019, a maximum of approximately 7.5 million shares of Common Stock are available for grants under the LTI Plan. As of March 31, 2019, after deducting stock options and restricted stock grants to date, there were approximately 2.1 million shares available for future grants of stock options, restricted stock and similar instruments under the LTI Plan.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the summary of stock option activity under the LTI Plan for the three months ended March 31, 2019 (shares in thousands):

	Shares	Price (1)	Term (2)

Outstanding, beginning of period	2,786	$2.84	9.0
Granted	214	$5.17
Forfeited	(41)	$3.87
Exercised	(200)	$2.09

Outstanding, end of period (3)	2,759	$3.06	8.8

Vested, end of period (4)	935	$2.59	8.4
 ______________

(1)
Represents the weighted average exercise price.
(2)
Represents the weighted average remaining contractual term until the stock options expire.
(3)
As of March 31, 2019 and December 31, 2018, the aggregate intrinsic value of stock options outstanding was $6.1 million and $6.6 million, respectively.
(4)
As of March 31, 2019 and December 31, 2018, the aggregate intrinsic value of vested stock options was $2.5 million and $3.1 million, respectively.

As of March 31, 2019, unrecognized compensation expense related to unvested stock options amounts to $4.3 million. This amount is expected to be recognized on a straight-line basis over the weighted-average vesting period of 2.5 years.

The fair value of stock options granted under the LTI Plan was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions for the three months ended March 31, 2019:

Grant date fair value of common stock (exercise price)	$5.17
Expected life (in years)	5.1
Volatility	116%
Dividend yield	0%
Risk-free interest rate	2.2%

Based on the assumptions set forth above, the weighted-average grant date fair value of employee options granted during the three months ended March 31, 2019 was $4.24 per share. The BSM model requires various highly subjective assumptions that represent management’s best estimates of the fair value of the Company’s Common Stock, volatility, risk-free interest rates, expected term, and dividend yield. The expected term represents the weighted-average period that options granted are expected to be outstanding giving consideration to vesting schedules. Since the Company does not have an extended history of actual exercises, the Company has estimated the expected term using a simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. The Company has never declared or paid cash dividends and does not plan to pay cash dividends in the foreseeable future; therefore, the Company used an expected dividend yield of zero. The risk-free interest rate is based on U.S. Treasury rates in effect during the expected term of the grant. The expected volatility is based on the historical volatility of the Company’s Common Stock for the period beginning in August 2016 when its shares were first publicly traded through the grant date of the respective stock options.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock

In connection with the business combination with Morinda in December 2018, the Company made restricted stock award grants for an aggregate of 1.2 million shares of the Company’s Common Stock. None of these shares will be issued until a vesting event occurs. Upon vesting of the Morinda awards, settlement will occur in (i) cash where foreign regulatory requirements prohibit settlement in shares, (ii) shares of Common Stock, or (iii) a combination of shares and cash at the Company’s election for certain awards. The following table sets forth a summary of restricted stock award activity for the three months ended March 31, 2019 (in thousands):

	LTI Plan Equity Awards		LTI Plan Liability Awards		Non-Plan Awards
	Number of	Unvested	Number of	Unvested	Number of	Unvested
	Shares	Compensation	Shares	Compensation	Shares	Compensation

Outstanding, beginning of period	1,151	$3,988	474	$2,490	629	$64
Restricted shares issued	91(1)	500(1)	-	-	-	-
Other	35	76	-	-	-	-
Forfeited	(1)	(4)	(1)	-	-	-
Vested shares and expense	(383)	(1,347)	-	(570)	(262)	(54)
Outstanding, end of period	893(2)	$3,213(2)	473(3)	$1,920(3)	367(4)	$10(4)

Intrinsic value, end of period	$4,699(5)		$2,490(5)		$1,929(5)
Weighted average remaining term
for recognition of unvested expense		1.0		1.0		0.1
_________________

(1)
The weighted average fair value was $5.50 per share based on the closing price of the Company’s Common Stock on the grant date.
(2)
As of March 31, 2019, unvested shares of restricted stock consist of approximately 0.8 million shares that will be issued upon vesting and 0.1 million shares that were issued in prior years. For unvested shares that have been issued, approximately $0.5 million of unvested compensation is included in prepaid expenses as of March 31, 2019. Outstanding unvested shares include awards for 216,000 shares that vest if Morinda achieves EBITDA of $20.0 million for the year ending December 31, 2019. The Company assesses the probability of achievement of such performance conditions in the recognition of compensation expense related to these awards.
(3)
Due to Morinda’s foreign operations, these awards will be settled in cash upon vesting since regulatory requirements prohibit settlement in shares. These awards vest between one and three years after the grant date and are classified as liabilities in the Company’s consolidated balance sheets based on the fair value of the Company’s Common Stock at the end of each reporting period. The liability is being recorded with a corresponding charge to stock-based compensation expense over the vesting period. As of March 31, 2019, approximately $0.6 million is included in current liabilities.
(4)
Consists of restricted stock issued to the Company’s Chief Executive Officer in 2016 that vested over three years. The remaining shares became fully vested in April 2019.
(5)
The intrinsic value was based on the closing price of the Company’s common stock of $5.26 per share on March 31, 2019.

Stock-based Compensation Expense

Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations. The table below summarizes stock-based compensation expense related to stock options and restricted stock awards for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018

Stock options	$1,315	$157
Restricted stock awards	1,972	220

Total	$3,287	$377

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 — INCOME TAXES

For the three months ended March 31, 2018, the Company did not recognize an income tax benefit due to a valuation allowance on its net deferred income tax assets. The Company’s provision for income taxes for the three months ended March 31, 2019 resulted in a net benefit of $1.7 million. The effective tax rate as a percentage of pre-tax earnings for the three months ended March 31, 2019 was 52%. The increase in the effective tax rate for the three months ended March 31, 2019 was due to the impact of the merger with Morinda in the fourth quarter of 2018. The difference in the effective tax rate for the first quarter of 2019 and the U.S. federal statutory rate is primarily attributable to current year losses of foreign subsidiaries.

The Company’s U.S. federal income tax returns for 2015 through 2017 are open to examination for federal tax purposes. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2012. However, statutes in certain countries may be as long as ten years.

The total outstanding balance for liabilities related to unrecognized tax benefits as of March 31, 2019 was $0.4 million, which would favorably impact the effective tax rate if recognized. There were no unrecognized tax benefits as of March 31, 2018. The increase in 2019 relates to tax audits in foreign jurisdictions, transfer pricing adjustments, and state tax expense. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred income tax assets and evaluating the Company’s uncertain tax positions. In evaluating the ability to recover its deferred income tax assets, in full or in part, the Company considers all available positive and negative evidence, including past operating results, forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies.

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. Although the Company believes its tax estimates are reasonable, the Company can make no assurance that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which the Company makes such determination.

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

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Executive Deferred Compensation Plan

Morinda’s Board of Directors implemented an unfunded executive deferred compensation plan in 2009 for certain executives of Morinda. All financial performance targets under the plan were achieved as of December 31, 2018, and a long-term liability of $4.1 million is included in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. After the executives retire, the deferred compensation obligation is payable over a period up to 20 years.

401(k) Plan

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all eligible U.S. employees who are entitled to participate at the beginning of the first full quarter following commencement of employment. The Company matches contributions up to 3% of the participating employee’s compensation, and these matching contributions vest over four years with 0% vested through the end of the first year of service and 33% vesting upon completion of each of the next three years of service. Total contributions to the 401(k) Plan amounted to $0.1 million for the three months ended March 31, 2019. The Company did not have a 401(k) Plan for the three months ended March 31, 2018.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Foreign Benefit Plans

Morinda has an unfunded retirement benefit plan for the Company’s Japanese branch that entitles substantially all employees in Japan, other than directors, to retirement payments. Morinda also has an unfunded retirement benefit plan in Indonesia that entitles all permanent employees to retirement payments.

Upon termination of employment, the Morinda employees of the Japanese branch are generally entitled to retirement benefits determined by reference to basic rates of pay at the time of termination, years of service, and conditions under which the termination occurs. If the termination is involuntary or caused by retirement at the mandatory retirement age of 65, the employee is entitled to a greater payment than in the case of voluntary termination. Morinda employees in Indonesia whose service is terminated are generally entitled to retirement benefits determined by reference to basic rates of pay at the time of termination, years of service and conditions under which the termination occurs. The unfunded benefit obligation for these defined benefit pension plans was approximately $3.1 and $3.0 million as of March 31, 2019 and December 31, 2018, respectively. Of this amount, approximately $3.0 and $2.9 million is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

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

The Company has various non-income tax contingencies in several countries. Such exposure could be material depending upon the ultimate resolution of each situation. As of March 31, 2019 and December 31, 2018, the Company has recorded a current liability under Accounting Standards Codification (ASC) 450, Contingencies, of approximately $0.8 million.

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

Guarantee Deposits

Morinda has deposits in Korea for collateral on IPC returns dictated by law, and collateral to credit card companies for guarantee of IPC payments. As of March 31, 2019 and December 31, 2018, guarantee deposits of approximately $0.8 million are included in other long-term assets in the accompanying unaudited condensed consolidated balance sheets.

NOTE 12 — RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2019 and 2018, the Company granted restricted stock awards to five non-employee members of the Board of Directors for an aggregate of 90,910 and 153,000 shares of Common Stock. The fair value of these shares was based on the closing price of the Company’s Common Stock on the grant date and amounted to an aggregate of $0.5 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. Compensation expense is recognized over the 12-month vesting period after the respective grant dates for these restricted stock awards. Please refer to Note 9 for additional information about restricted stock awards.

  NEW AGE BEVERAGES CORPORATION

  Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 —NET LOSS PER SHARE

Net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. The calculation of diluted net loss per share includes dilutive stock options, unvested restricted stock awards, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. For the three months ended March 31, 2019 and 2018, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. As of March 31, 2019 and 2018, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2019	2018

Stock options	2,759	1,257
Restricted stock awards under LTI Plan:
Unvested shares of Common Stock issued	139	1,027
Unissued and unvested awards to Morinda employees	1,227	-
Non-plan restricted stock awards	367	982

Total	4,492	3,266

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

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

The fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, payables to former Morinda shareholders, and notes payable approximate their carrying values as of March 31, 2019 and December 31, 2018. The contingent consideration obligations incurred in the business combinations with Marley and Morinda are recorded at estimated fair value as of March 31, 2019 and December 31, 2018. In addition, the net assets acquired in the business combinations discussed in Note 3 were generally recorded at fair market value on the date of closing. The Company did not have any other nonrecurring assets and liabilities measured at fair value as of March 31, 2019 and December 31, 2018.

The Company’s interest rate swap and embedded derivative liability are the only liabilities that have been carried at fair value on a recurring basis. The Company’s interest rate swap is recorded at fair market value and has been classified within Level 2 of the fair value hierarchy. The Company’s embedded derivative liability is recorded at fair market value and has been classified within Level 3 of the fair value hierarchy. Details of the interest rate swap and the embedded derivative liabilities, including valuation methodology and key assumptions and estimates used, are disclosed in Note 7. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended March 31, 2019 and 2018, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

NEW AGE BEVERAGES CORPORATION

  Notes to Unaudited Condensed Consolidated Financial Statements

Significant Concentrations

For the three months ended March 31, 2019, no single customer comprised more than 10% of the Company’s consolidated net revenue. For the three months ended March 31, 2018, one customer comprised approximately 11% of the Company’s consolidated net revenue. A substantial portion of the Morinda segment is conducted in foreign markets, exposing the Company to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations. Approximately 70% of the Company’s consolidated net revenue and 90% of Morinda’s net revenue for 2019 is expected to be generated outside the United States, primarily in the Asia Pacific market. Morinda’s Tahitian Noni® Juice, MAX and other noni-based beverage products are expected to comprise over 85% of Morinda’s net revenue for 2019. However, if consumer demand for these products decreases significantly or if the Company ceases to offer these products without a suitable replacement, the Company’s consolidated financial condition and operating results would be adversely affected. The Company purchases fruit and other Noni-based raw materials from French Polynesia, but these purchases of materials are from a wide variety of individual suppliers with no single supplier accounting for more than 10% of its raw material purchases during 2018. However, as the majority of the raw materials are consolidated and processed at the Company’s plant in Tahiti, the Company could be negatively affected by certain governmental actions or natural disasters if they occurred in that region of the world.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. Cash deposits, including those held in foreign branches of global banks often exceed the amount of insurance, if any, provided on such deposits. As of March 31, 2019, the Company had cash and cash equivalents with a single financial institution in the United States with a balance of $22.6 million, three financial institutions in China with balances of $7.5 million, $4.7 million and $6.9 million, and two financial institutions in Japan with balances of $51.5 million and $4.5 million. As of December 31, 2018, the Company had cash and cash equivalents with a single financial institution in the United States with a balance of $6.5 million, and two financial institutions in China with balances of $14.5 million and $8.0 million. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographies and industries. The Company performs ongoing credit evaluations on certain customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential bad debts and historically such losses have been insignificant. As of March 31, 2019, the Company did not have any customers with an accounts receivable balance in excess of 10% of consolidated accounts receivable. As of March 31, 2018, the Company had two customers that comprised 14% and 12% of accounts receivable, net.

NOTE 15 — SEGMENTS AND GEOGRAPHIC CONCENTRATIONS

Reportable Segments

The Company follows segment reporting in accordance with ASC Topic 280, Segment Reporting. As a result of the business combination with Morinda in December 2018 as discussed in Note 3, the Company has changed its operating segments to consist of the Morinda segment and the New Age segment. The New Age segment was previously comprised of the Brands segment and the DSD segment which are now combined as a single segment as they are operating with a single management team. After the Morinda business combination, the Company’s CODM began assessing performance and allocating resources based on the financial information of these two reporting segments. Accordingly, the Company’s previous segment disclosures have been restated for the for the three months ended March 31, 2018.

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

Net revenue by reporting segment for the three months ended March 31, 2019 and 2018, is as follows (in thousands):

	2019	2018

Morinda	$48,222	$-
New Age	10,085	11,558

Total revenue	$58,307	$11,558

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Gross profit by reporting segment for the three months ended March 31, 2019 and 2018, is as follows (in thousands):

	2019	2018

Morinda	$37,705	$-
New Age	871	2,616

Total gross profit	$38,576	$2,616

Assets by reporting segment as of March 31, 2019 and December 31, 2018, are as follows (in thousands):

	2019	2018

Morinda	$243,809	$206,222
New Age	105,642	80,710

Total assets	$349,451	$286,932

Capital expenditures incurred by reporting segment for the three months ended March 31, 2019 and 2018, are as follows (in thousands):

	2019	2018

Morinda	$116	$-
New Age	295	64

Total capital expenditures	$411	$64

Geographic Concentrations

The following table presents net revenue by geographic region for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018

United States of America	$16,455	$11,558
International	41,852	-

Total revenue	$58,307	$11,558

As of March 31, 2019, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $20.4 million. As of December 31, 2018, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $50.6 million, including approximately $30.7 million located in Japan.

NOTE 16 — SUBSEQUENT EVENTS

Prepayment of EWB Revolver

On April 4, 2019, the Company elected to make a voluntary prepayment of $10.0 million of principal to repay all outstanding borrowings under the EWB Revolver discussed in Note 7. Subject to the terms of the Credit Facility, the Company may reborrow up to $10.0 million under the EWB Revolver through the Maturity Date.

2019 Equity Incentive Plan

On April 5, 2019, the Company’s Board of Directors approved the New Age Beverages Corporation 2019 Equity Incentive Plan (the “2019 Plan”), subject to shareholder approval. The 2019 Plan will terminate on the tenth anniversary of the date of approval by the Board. A total of up to 10.0 million shares of Common Stock may be issued under the 2019 Plan. Participation in the 2019 Plan is limited to employees, non-employee directors, and consultants.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The 2019 Plan provides for grants of both incentive stock options, or “ISOs”, which are subject to special income tax treatment, and non-statutory options, or “NSOs.” Eligibility for ISOs is limited to employees of the Company and its subsidiaries. The exercise price of an ISO cannot be less than the fair market value of the common stock at the time of grant. In addition, the expiration date of an ISO cannot be more than ten years after the date of the original grant. In the case of NSOs, the exercise price and the expiration date are determined in the discretion of the administrator. The administrator also determines all other terms and conditions related to the exercise of an option, including the consideration to be paid, if any, for the grant of the option, the time at which options may be exercised and conditions related to the exercise of options.

The 2019 Plan also provides for awards of shares of restricted common stock. Awards of restricted stock may be made in exchange for past services or other lawful consideration. Generally, awards of restricted stock are subject to the requirement that the shares be forfeited or resold to the Company unless specified conditions are met. Subject to these restrictions, conditions and forfeiture provisions, any recipient of an award of restricted stock will have all the rights of a stockholder of the Company, including the right to vote the shares and to receive dividends. The 2019 Plan also provides for deferred grants (“deferred stock”) entitling the recipient to receive shares of common stock in the future on such conditions as the administrator may specify.

At the Market Offering Agreement

On April 30, 2019, the Company entered into an At the Market Offering Agreement (the “Offering Agreement”) with Roth Capital Partners, LLC (the “Agent”), pursuant to which the Company may offer and sell from time to time up to an aggregate of $100 million in shares of the Company’s Common Stock (the “Placement Shares”), through the Agent. The Agent will act as sales agent and will use commercially reasonable efforts to sell on the Company’s behalf all of the Placement Shares requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and the Company.

The Company has no obligation to sell any of the Placement Shares under the Offering Agreement. The Offering Agreement terminates on April 30, 2020 and may be earlier terminated by the Company upon five business days’ notice to the Agent and at any time by the Agent or by the mutual agreement of the parties. The Company intends to use the net proceeds from this offering for general corporate purposes, including working capital. Under the terms of the Offering Agreement, the Company will pay the Agent a commission equal to 3% of the gross proceeds from the gross sales price of the Placement Shares up to $30 million, and 2.5% of the gross proceeds from the gross sales price of the Placement Shares in excess of $30 million. In addition, the Company has agreed to pay certain expenses incurred by the Agent in connection with the offering.

Amendment to Articles of Incorporation

In April 2019, the Company’s Board of Directors approved, subject to stockholder approval, an amendment to the Company’s Articles of Incorporation increasing the authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares. This amendment will be filed with the Secretary of State of Washington if approved by the stockholders at the Company’s annual meeting of stockholders to be held on May 30, 2019.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

       You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Part I, Item 1 of this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those described below. You should read the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Overview

        We are a Colorado and Utah-based healthy beverages and lifestyles company engaged in the development and commercialization of a portfolio of organic, natural and other better-for-you healthy beverages, liquid dietary supplements, and other healthy lifestyle products. We compete in the growth segments of the beverage industry as a leading one-stop shop supplier for major retailers and distributors. We also are one of few competitors that commercializes its business across multiple channels including traditional retail, e-commerce, direct to consumer, and the medical channel. We market a full portfolio of Ready-to-Drink (“RTD”) better-for-you beverages including competitive offerings in the kombucha, tea, coffee, functional waters, relaxation drinks, energy drinks, rehydrating beverages, and functional medical beverage segments. We also offer liquid dietary supplement products, including Tahitian Noni® Juice, through a direct-to-consumer model using independent distributors called independent product consultants (“IPCs”). We differentiate our brands through functional performance characteristics and ingredients and offer products that are organic and natural, with no high-fructose corn syrup (“HFCS”), no genetically modified organisms (“GMOs”), no preservatives, and only natural flavors, fruits, and ingredients. We rank as one of largest healthy beverage companies in the world as well as one of the fastest growing beverage companies according to Beverage Industry Magazine annual rankings. Our goal is to become the world’s leading healthy beverage company, with leading brands for consumers, leading growth for retailers and distributors, and leading return on investment for shareholders. Our target market is health conscious consumers, who are becoming more interested and better educated on what is included in their diets, causing them to shift away from less healthy options such as carbonated soft drinks or other high caloric beverages and towards alternative beverage choices. We believe consumer awareness of the benefits of healthier lifestyles and the availability of heathier beverages is rapidly accelerating worldwide, and we are capitalizing on that shift.

Recent Developments

Reference is made to Notes 6, 7 and 16 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of the Recent Developments during the first quarter of 2019, including (i) a new Credit Facility for $25.0 million of funding with East West Bank entered into on March 29, 2019, (ii) repayment and termination of the Siena Revolver on March 29, 2019, (iii) a sale leaseback of real estate in Tokyo, Japan entered into on March 22, 2019 that resulted a net selling price of $53.5 million, and (iv) an At the Market Offering agreement entered into on April 30, 2019. These Recent Developments are also discussed below under the caption Liquidity and Capital Resources.

Our Business Model

We market our RTD beverage products using a range of marketing mediums, including in-store merchandising and promotions, experiential marketing, events, and sponsorships, digital marketing and social media, direct marketing, and traditional media including print, radio and outdoor.

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

Depreciation and amortization expense. Depreciation and amortization expense consist of depreciation expense related to property, plant and equipment, amortization expense related to leasehold improvements, and amortization expense related to identifiable intangible assets.

Interest expense. Interest expense is incurred under our revolving credit facilities and other debt obligations. The components of interest expense include the amount of interest payable in cash at the stated interest rate, make-whole applicable premium, accretion and amortization of debt discounts and issuance costs, and the write-off of debt discounts and issuance costs if we prepay the debt before the maturity date.

Other debt financing expenses. Other debt financing expenses are incurred pursuant to our former Siena Revolver and our new EWB Credit Facility. The components of other debt financing expenses include collateral monitoring fees, unused line fees required to ensure our availability to funding, and other fees charged by the lenders.

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

Gains from sale of property and equipment. Gains from the sale of property and equipment are reflected in the period that the sale transaction closes.

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

Results of Operations

Our consolidated statements of operations for the three months ended March 31, 2019 and 2018, are presented below (in thousands):

			Change
	2019	2018	Amount	Percent

Net revenue	$58,307	$11,558	$46,749	404%
Cost of goods sold	19,731	8,942	10,789	121%

Gross profit	38,576	2,616	35,960	1375%
Gross margin	66%	23%

Operating expenses:
Commissions	18,038	327	17,711	5416%
General and administrative	26,842	4,256	22,586	531%
Change in fair value of Marley earnout obligation	-	100	(100)	(1)
Depreciation and amortization expense	2,236	521	1,715	329%

Total operating expenses	47,116	5,204	41,912	805%

Operating loss	(8,540)	(2,588)	(5,952)	230%

Non-operating income (expenses):
Gain from sale of land and building	6,442	-	6,442	(1)
Interest expense	(1,646)	(56)	(1,590)	2839%
Other debt financing expenses	(224)	-	(224)	(1)
Gain from change in fair value of embedded derivatives	470	-	470	(1)
Other income (expense), net	182	(7)	189	-2700%

Loss before income taxes	(3,316)	(2,651)	(665)	-25%
Income tax expense	1,700	-	1,700	(1)

Net loss	$(1,616)	$(2,651)	$1,035	39%
______________

(1)
Percentage is not applicable since no amounts were incurred for the three months ended March 31, 2018.

Revenue. Gross revenue increased from $12.8 million for the three months ended March 31, 2018 to $60.5 million for the three months ended March 31, 2019, an increase of $47.7 million. Net revenue increased from $11.6 million for the three months ended March 31, 2018 to $58.3 million for the three months ended March 31, 2019, an increase of $46.7 million. For the three months ended March 31, 2019, the Morinda segment generated net revenue of $48.2 million. Since the Morinda acquisition closed on December 21, 2018, no revenue was generated by this segment for the three months ended March 31, 2018. The increase in net revenue from the Morinda segment was partially offset by a reduction in net revenue for the New Age segment of $1.5 million. Net revenue for the New Age segment decreased by 13% from $11.6 million for the three months ended March 31, 2018 to $10.1 million for the three months ended March 31, 2019. The decrease in net revenue for the New Age segment was primarily attributable to an increase in discounts and allowances of $0.9 million which was driven by the increase in billbacks and discounts from two of our major distributors where we were impacted by significant charges on shipments we shorted because of our inventory challenges, and we faced a high level of changeover charges related to one of the products in the Coco-Libre brand and one of the products in the Marley brand which we are discontinuing to focus on products with higher future sales potential.

Cost of goods sold. Cost of goods sold increased from $8.9 million for the three months ended March 31, 2018 to $19.7 million for the three months ended March 31, 2019, an increase of $10.8 million. Cost of goods sold for the New Age segment increased from $8.9 million for the three months ended March 31, 2018 to $9.2 million for the three months ended March 31, 2019, an increase of $0.3 million or 3%. This increase in cost of goods sold for the New Age segment was due to higher product costs incurred in the second half of 2018 due to smaller production runs and buying raw materials in smaller amounts on the spot market, so we were not getting economies of scale with our purchasing which was related to our working capital constraints in 2018. For the three months ended March 31, 2019, we continued to cycle through these higher cost inventories which increased our cost of goods sold.

For the three months ended March 31, 2019, cost of goods sold for the Morinda segment was $10.5 million. Since the Morinda acquisition closed on December 21, 2018, no cost of goods sold was incurred by this segment for the three months ended March 31, 2018.

Gross Profit. Gross profit increased from $2.6 million for the three months ended March 31, 2018 to $38.5 million for the three months ended March 31, 2019, an increase of $35.9 million. Gross margin increased from 23% for the three months ended March 31, 2018 to 66% for the three months ended March 31, 2019. As discussed below the increase in gross margin was primarily due the Morinda segment which accounted for $37.6 million of gross profit for the three months ended March 31, 2019. This increase in gross profit was due to the business combination with Morinda on December 21, 2018, and was partially offset by a reduction in gross profit for the New Age segment of $1.7 million for the three months ended March 31, 2019, due to higher product costs on lower net revenues for the New Age segment as discussed above.

Commissions. Commissions increased from $0.3 million for the three months ended March 31, 2018 to $18.0 million for the three months ended March 31, 2019, an increase of $17.7 million. This increase was due to the Morinda business combination which resulted in commissions of $17.8 million, or approximately 37% of the net revenue generated by the Morinda segment. Under Morinda’s business model, commissions typically range between 38% and 40% of net revenue whereas commissions for the New Age segment are typically about 3% of net revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $4.3 million for the three months ended March 31, 2018 to $26.8 million for the three months ended March 31, 2019, an increase of $22.5 million. This increase was primarily attributable to (i) $20.3 million related to the Morinda segment, (ii) an increase in compensation and benefits for the New Age segment of $1.8 million, and (iii) an increase in rent and occupancy costs for the New Age segment of $0.3 million. The increase in compensation and benefits for the New Age segment consisted of stock-based compensation expense of $1.4 million and other compensation and benefits of $0.4 million.

The key components of selling, general and administrative expenses for the Morinda segment consist of (i) compensation and benefit costs of $12.4 million, including stock-based compensation expense of $1.6 million, (ii) business meetings, awards, promotions and travel of $4.0 million, (iii) rent, repairs and other occupancy costs of $2.4 million, and (iv) professional fees of $0.8 million.

Business combination expenses. Acquisition-related transaction costs for financial advisory services and professional fees associated with the business combination are not included as a component of the consideration transferred but are accounted for as expenses in the periods in which such costs are incurred. We did not incur any acquisition-related transaction costs for the three months ended March 31, 2019. Acquisition-related transaction costs amounted to $0.1 million for the three months ended March 31, 2018, which consisted of the increase in the fair value of the Marley earnout obligation discussed below.

Depreciation and amortization expense. Depreciation and amortization expense increased from $0.5 million for the three months ended March 31, 2018 to $2.2 million for the three months ended March 31, 2019, an increase of $1.7 million. This increase was due to approximately $0.8 million of depreciation and $0.9 million of amortization related to the Morinda acquisition that closed on December 21, 2018. As of March 31, 2019, we have approximately $45.9 million of identifiable intangible assets and approximately $26.4 million of depreciable property and equipment to the Morinda business combination. Accordingly, we expect to continue to recognize a significant increase in depreciation and amortization expense for the remainder of the year ending December 31, 2019.

Gain from sale of building. On March 22, 2019, we entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.0 million of the land and building in Tokyo that serves as the corporate headquarters of Morinda’s Japanese subsidiary. Concurrently with the sale, we entered into a lease of this property for a term of 27 years.

The sale of this property resulted in a gain of $24.1 million and we determined that $17.6 million of the gain was the result of above-market rent inherent in the leaseback arrangement. The $17.6 million portion of the gain related to above market rent is being accounted for as a lease concession whereby the gain will result in a reduction of rent expense of approximately $0.9 million per year over the 20-year lease term. The remainder of the gain of $6.4 million was attributable to the highly competitive process among the entities that bid to purchase the property and, accordingly, is recognized as a gain in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2019. For the three months ended March 31, 2018, no gain or loss was recognized since we did not sell any of our property and equipment.

Interest expense. Interest expense increased from $56,000 for the three months ended March 31, 2018 to $1.6 million for the three months ended March 31, 2019, an increase of $1.6 million. The increase in interest expense was primarily attributable to (i) termination of the Siena Revolver which resulted a make-whole prepayment penalty of $0.5 million, (ii) accretion of discount and write-off of debt issuance costs of $0.5 million related to the Siena Revolver, and (iii) accretion of discount of $0.6 million related to the Morinda business combination liabilities. For the three months ended March 31, 2018, we incurred interest expense of $0.1 million which was primarily attributable to a revolving credit agreement with U.S. Bank that was terminated in 2018.

Other debt financing expenses. For the three months ended March 31, 2019, we incurred other debt financing expenses of $0.2 million as compared to the three months ended March 31, 2018 when no other debt financing expenses were incurred. Other debt financing expenses include collateral monitoring fees, unused line fees, and other fees charged under the Siena Revolver.

Loss on change in fair value of embedded derivatives. In August 2018, we entered into the Siena Revolver that provided for borrowings up to $12.0 million. The Siena Revolver included features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. We determined that embedded derivatives included the requirement to pay (i) an early termination premium if the Siena Revolver was terminated before the maturity date in August 2021, and (ii) default interest at a 5.0% premium if events of default existed. An early termination premium equal to 4.0% of the $12.0 million commitment was required to be paid if the Siena Revolver was terminated during the first year after the August 2018 closing date.

As of December 31, 2018, the fair value of these embedded derivatives was $0.5 million which resulted in the recognition of a liability of $0.5 million. Increases in the fair value of embedded derivatives result in losses that are recognized when the likelihood increases that a future cash payment will be required to settle an embedded derivative, whereas gains are recognized when the fair value decreases. Decreases in fair value occur when we become contractually obligated to pay an embedded derivative (whereby the embedded derivative liability is transferred to a contractual liability), or as the likelihood of a future cash settlement decreases. We recognized a gain of $0.5 million for the three months ended March 31, 2019 since we incurred a contractual liability to pay the 4.0% prepayment fee on March 29, 2019 when we terminated the Siena Revolver with the proceeds of the East West Bank financing discussed below under Liquidity and Capital Resources.

Other income (expense), net. For the three months ended March 31, 2018, we had net other income of $0.2 million as compared to the three months ended March 31, 2018, when we had net other expense of $7,000. Other income for the three months ended March 31, 2019 consisted of interest income of $0.1 million and other non-operating income of $0.1 million.

Income tax expense. Due to a valuation allowance for our deferred income tax assets, we did not recognize an income tax benefit for the three months ended March 31, 2018. For the three months ended March 31, 2019, we recognized a net income tax benefit of $1.7 million. This income tax benefit consisted of current income tax expense of $12.2 million that was primarily attributable to a taxable gain on the sale of our land and building in Tokyo, Japan, offset by a deferred income tax benefit of $13.9 million that was primarily related to Japan and other foreign jurisdictions.

Liquidity and Capital Resources

Overview

As of March 31, 2019, we had cash and cash equivalents of $110.0 million and working capital of $63.9 million. For the three months ended March 31, 2019, we incurred a net loss of $1.6 million and cash provided by operating activities was $11.4 million.

We have contractual obligations of approximately $53.2 million that are due during the 12 months ending March 31, 2020. This amount includes (i) payables to the former stockholders of Morinda for $34.0 million, (ii) operating lease payments of $8.4 million, and (iii) estimated payments due under the EWB Credit Facility of $10.8 million. Of the $53.2 million of contractual obligations, we are obligated to pay the former Morinda stockholders $26.0 million in the second quarter of 2019, and $8.0 million in the third quarter of 2019. In April 2019, we repaid $10.0 million under the EWB Revolver but we may reborrow up to that amount subject to the terms of the financing agreement as discussed below.

Based on our expectations for future growth in net revenue for the Morinda and New Age segments, we believe our cash flow from operating activities for the 12-months ending March 31, 2020, combined with our existing cash resources of $110.0 million, will be sufficient to fund our working capital requirements and the remainder of our net contractual obligations.

East West Bank Credit Facility

On March 29, 2019, we entered into a Loan and Security Agreement (the “Credit Facility”) with East West Bank (“EWB”).  The Credit Facility matures on March 29, 2023 (the “Maturity Date”) and provides for (i) a term loan in the aggregate principal amount of $15.0 million, which may be increased to $25.0 subject to the satisfaction of certain conditions (the “Term Loan”) and (ii) a $10.0 million revolving loan agreement (the “EWB Revolver”). At the closing, EWB funded $25.0 million to us consisting of the $15.0 million Term Loan and $10.0 as an advance under the EWB Revolver. Our obligations under the Credit Facility are secured by substantially all of our assets and guaranteed by certain of our subsidiaries. The Credit Facility requires compliance with certain financial and restrictive covenants and includes customary events of default. Key financial covenants include maintenance of minimum Adjusted EBITDA and a maximum Total Leverage Ratio (all as defined and set forth in the Credit Facility). During any periods when an event of default occurs, the Credit Facility provides for interest at a rate that is 3.0% above the rate otherwise applicable to such obligations.

Borrowings outstanding under the Credit Facility bear interest at the Prime Rate plus 0.25%. However, if the Total Leverage Ratio (as defined in the Credit Facility) is equal to or greater than 1.50 to 1.00, borrowings will bear interest at the Prime Rate plus 0.50%. We may voluntarily prepay amounts outstanding under the EWB Revolver on ten business days’ prior notice to EWB without prepayment charges. In the event the EWB Revolver is terminated prior to the Maturity Date, we would be required to pay an early termination fee in the amount of 0.50% of the revolving line. Additional borrowing requests under the EWB Revolver are subject to various customary conditions precedent, including satisfaction of a borrowing base test as more fully described in the Credit Facility. The EWB Revolver also provides for an unused line fee equal to 0.5% per annum of the undrawn portion. The Credit Facility includes a lockbox arrangement that requires that we direct our customers to remit payments to a restricted bank account, whereby all available funds are used to pay down the outstanding principal balance under the EWB Revolver.

Payments under the Term Loan are interest-only for the first six months and are followed by principal and interest payments amortized over the remaining term of the Term Loan. We may elect to prepay the Term Loan before the Maturity Date on 10 business days’ notice to EWB subject to a prepayment fee of 2% for the first year of the Term Loan and 1% for the second year of the Term Loan.  No later than 120 days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2019, we are required to make a payment towards the outstanding principal amount of the Term Loan in an amount equal to 35% of the Excess Cash Flow (as defined in the Credit Facility), if the Total Leverage Ratio is less than 1.50 to 1.00 or (i) 50% of the Excess Cash Flow if the Total Leverage Ratio is greater than or equal to 1.50 to 1.00.

Siena Revolver

In August 2018, we entered into a loan and security agreement with Siena Lending Group LLC (“Siena”) that provided for a $12.0 million revolving credit facility (the “Siena Revolver”) with a scheduled maturity date in August 2021. Outstanding borrowings provided for interest at the greater of (i) 7.5% or (ii) the prime rate plus 2.75%. As of December 31, 2018, the effective interest rate was 8.25%. Beginning in November 2018, we were required to pay interest on a minimum of $2.0 million of borrowings, regardless of whether such funds had been borrowed. The Siena Revolver also provided for an unused line fee equal to 0.5% per annum of the undrawn portion of the $12.0 million commitment. The Siena Revolver was subject to availability based on eligible accounts receivables and eligible inventory of the Company. As of December 31, 2018, the borrowing base calculation permitted total borrowings of approximately $2.5 million. Pursuant to the Siena Revolver, we granted a security interest in substantially all assets and intellectual property of the Company and its subsidiaries, except for such assets owned by Morinda.

On March 29, 2019, simultaneously with our entry into the new loan facility with East West Bank discussed below, we repaid all outstanding amounts under the Siena Revolver, including a prepayment fee of $0.5 million. The Siena Revolver contained standard and customary events of default including, but not limited to, maintaining compliance with the financial and non-financial covenants set forth in the Siena Revolver. From January 1, 2019 through the termination date of March 29, 2019, we were in compliance with the financial covenants. The Siena Revolver included a lockbox arrangement that required that we direct our customers to remit payments to a restricted bank account, whereby all available funds were used to pay down the outstanding principal balance under the Siena Revolver.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018	Change
Net cash provided by (used in):
Operating activities	$11,439	$(127)	$11,566
Investing activities	32,837	(64)	32,901
Financing activities	22,670	-	22,670

Cash Flows from Operating Activities

The key components in the calculation of our cash flows from operating activities for the three months ended March 31, 2019 and 2018, are as follows (in thousands):

	2019	2018	Change

Net loss	$(1,616)	$(2,651)	$1,035
Deferred income tax benefit	(13,916)	-	(13,916)
Gain from sale of land and building	(6,442)	-	(6,442)
Non-cash and non-operating expenses, net	6,646	998	5,648
Changes in operating assets and liabilities, net	26,767	1,526	25,241

Total	$11,439	$(127)	$11,566

For the three months ended March 31, 2019, our net loss was $1.6 million compared to a net loss of $2.7 million for the three months ended March 31, 2018. Please refer to the section above discussing our Results of Operations for the factors that resulted in our net losses. For the three months ended March 31, 2019, we recognized a non-cash deferred income tax benefit of $13.9 million that was primarily attributable to a gain from sale of our land and building in Tokyo. This gain will be taxable on our Japanese income tax return for 2019 so we recorded a current income tax payable of $11.9 million for the three months ended March 31, 2019. For financial reporting purposes, $17.6 million of the gain is being accounted for as a lease incentive that will be recognized as a reduction of rent expense over the lease term of 20 years. Similarly, the gain on sale was generated by the receipt of investing cash flows rather than our operating cash flows. Accordingly, the deferred income tax benefit and the gain on sale favorably impacted our net loss but did not generate any cash for the three months ended March 31, 2019.

Net non-cash and non-operating expenses partially mitigated the impact of our net loss by $6.6 million. For the three months ended March 31, 2019, net non-cash and non-operating expenses consisted of (i) depreciation and amortization expense of $2.2 million, (ii) stock-based compensation expense of $3.3 million, (iii) accretion and amortization of debt discount and issuance costs of $1.1 million, and (iv) make-whole premium of $0.5 million. These non-cash expenses total $7.1 million and were partially offset by a gain from the change in fair value of embedded derivatives of $0.5 million.

For the three months ended March 31, 2019, changes in operating assets and liabilities provided $26.8 million of operating cash flows, including (i) an increase due to a deferred lease incentive obligation of $17.6 million, (ii) an increase in accounts payable and accrued liabilities of $11.1 million that was driven by the increase in Japanese income taxes payable as discussed above, and (iii) a reduction in accounts receivable that resulted in an increase in cash collections of $0.4 million. The $17.6 million deferred lease incentive obligation represents the portion of the proceeds from the sale leaseback of Morinda’s corporate offices in Tokyo that is attributable to above-market rent that we are obligated to pay over the first 20 years of the lease term. The $11.1 million Japanese income tax obligation is expected to be paid during 2019 and will result in negative operating cash flows in the period in which we are required to make the payment. The deferred lease incentive obligation is expected to result in negative operating cash flows of approximately $73,000 per month as the above-market portion of the lease payments are made over the first 20 years of the lease term. The aggregate operating cash flow impact of the deferred lease incentive, the unpaid Japanese income taxes, and the cash collections from the reduction in accounts receivable amounted to $28.7 million and was partially offset by operating cash outflows of $3.4 million due to an increase in inventories.

For the three months ended March 31, 2018, cash flows used in operating activities amounted to $0.1 million. While we recognized a net loss of $2.7 million for the three months ended March 31, 2018, net non-cash expenses of $1.0 million mitigated the cash impact of our net loss. For the three months ended March 31, 2018, non-cash expenses consisted of depreciation and amortization expense of $0.5 million, stock-based compensation expense of $0.4 million, and $0.1 million for the change in fair value of our obligations under the Marley earnout.

For the three months ended March 31, 2018, changes in operating assets and liabilities provided $1.5 million of operating cash flows including an increase in accounts receivable of $0.7 million, and a net increase in accounts payable and accrued liabilities of $1.4 million. These increases amount to a total of $2.1 million, and were partially offset by cash outflows to fund an increase in inventories of $0.3 million, and an increase in prepaid expenses and other assets of $0.3 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2019, cash provided by investing activities of $32.8 million was primarily driven by the sale leaseback of our land and building in Tokyo whereby $31.4 million of the proceeds were attributable to the sale of the property and an additional $1.7 million of proceeds was provided subject to our obligation to perform post-closing repairs and refurbishments to the property. For the three months ended March 31, 2019, these investing cash inflows totaled $33.1 million and were partially offset by capital expenditures primarily for equipment of $0.3 million.

For the three months ended March 31, 2018, our sole use of cash in investing activities resulted from cash payments of $0.1 million for equipment in our New Age segment.

Cash Flows from Financing Activities

Our financing activities provided net cash proceeds of $32.8 million for the three months ended March 31, 2019 whereas we did not have any transactions that affected financing cash flows for the three months ended March 31, 2018. For the three months ended March 31, 2019, the principal sources of cash from our financing activities consisted of (i) $32.0 million of borrowings that consisted of $22.4 million under our EWB Credit Facility and $9.6 million under the Siena Revolver, and (ii) proceeds from the exercise of stock option of $0.4 million. These financing cash proceeds totaled $32.4 million and were partially offset by cash payments for principal under the Siena Revolver of $9.7 million. As discussed above the Siena Revolver was terminated on March 29, 2019 and replaced with the EWB Credit Facility.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Foreign Currency Risks

We have foreign currency risks related to our net revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, Chinese Yaun and Japanese Yen. We generated approximately 72% of our net revenue from our international business for the three months ended March 31, 2019. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our net revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

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

We believe that of our significant accounting policies that are described in Note 2 to our consolidated financial statements included in Part I, Item 1 of this Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

For additional information on recently issued accounting standards and our plans for adoption of those standards, please refer to the section titled Recent Accounting Pronouncements under Note 2 to our consolidated financial statements included in Part I, Item 1 of this Report.

Non-GAAP Financial Measures

The primary purpose of using non-GAAP financial measures is to provide supplemental information that we believe may prove useful to investors and to enable investors to evaluate our results in the same way we do. We also present the non-GAAP financial measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis, as well as comparing our results against the results of other companies, by excluding items that we do not believe are indicative of our core operating performance. Specifically, we use these non-GAAP measures as measures of operating performance; to prepare our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to facilitate a comparison of our results with those of other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and in communications with our board of directors concerning our financial performance. Investors should be aware however, that not all companies define these non-GAAP measures consistently. We disclose the following non-GAAP financial measures:

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

Adjusted EBITDA. For the calculation of Adjusted EBITDA, we also exclude the following items for the periods presented:

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

Gain from the Sale of Long-lived Assets: Gain from the sale of land, buildings and other long-lived assets are excluded since they do not relate to our core business activities.

Other Debt Financing Expenses: Other debt financing expenses include collateral monitoring, unused line fees and other expenses related to our credit agreements. Since these amounts related to our debt financing structure, we have excluded them since they do not relate to our core business activities.

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

We provide in the tables below a reconciliation from the most directly comparable GAAP financial measure to each non-GAAP financial measure presented. The calculation of our Non-GAAP gross revenue is presented below for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018

Net revenue	$58,307	$11,558
Non-GAAP adjustment for discounts and allowances	2,158	1,210

Non-GAAP gross revenue	$60,465	$12,768

 The calculation of our non-GAAP EBITDA and Adjusted EBITDA is presented below for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018

Net loss	$(1,616)	$(2,651)
EBITDA Non-GAAP adjustments:
Interest expense	1,646	56
Income tax benefit	(1,700)	-
Depreciation and amortization expense	2,236	521

EBITDA	566	(2,074)

Adjusted EBITDA Non-GAAP adjustments:
Stock-based compensation expense	3,287	377
Other debt financing expenses	224	-
Gain from sale of land and building	(6,442)	-
Gain from change in fair value of embedded derivatives	(470)	-

Adjusted EBITDA	$(2,835)	$(1,697)

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or person performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of March 31, 2019, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of judgment, defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1.A. Risk Factors of our 2018 Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2018 Form 10-K, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2019, two former employees exercised stock options for an aggregate of 200,000 shares of the Company’s Common Stock. On March 12, 2019, the Board of Directors approved the issuance of an aggregate of 90,910 shares of the Company’s Common Stock to the five non-employee members of the Board of Directors for a portion of the compensation for serving in such capacity. These shares issued to members of the Board of Directors are subject to restrictions prohibiting the sale prior to March 12, 2020. All of these shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. There were no other unregistered sales of the Company's equity securities during the three months ended March 31, 2019.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

ExhibitNumber	Description
10.1	Fixed Term Building Lease Agreement between Hulic Co., Ltd. and Morinda Japan GK
10.2	Lease of Space Agreement entered into as of April 3, 2019 between 40th Street Partners, LLC and New Age Beverages Corporation
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW AGE BEVERAGES CORPORATION

Date: May 9, 2019	/s/ Brent Willis
Name: Brent Willis
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	/s/ Gregory A. Gould
Name: Gregory A. Gould
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)