Form 10-Q
period 2019-06-30
New Age Beverages Corp
filed 2019-08-08
CIK 1579823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2019

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from _____________to_____________

Commission File Number: 001-38014

New Age Beverages Corporation

(Exact Name of Small Business Issuer as Specified in its Charter)

Washington	27-2432263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2420 17th Street, Suite 220 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 566-3030

1700 E. 68th Avenue, Denver, CO 80229

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	NBEV	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

The registrant had 78,166,042 shares of its common stock, $0.001 par value per share, outstanding as of August 5, 2019.

NEW AGE BEVERAGES CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$83,580	$42,517
Accounts receivable, net of allowance of $80 and $134, respectively	15,177	9,837
Inventories	36,943	37,148
Prepaid expenses and other	10,219	6,473
Total current assets	145,919	95,975

Long-term assets:
Identifiable intangible assets, net	66,062	67,830
Property and equipment, net	27,476	57,281
Goodwill	31,514	31,514
Right-of-use lease assets	33,844	18,489
Deferred income taxes	17,494	8,908
Restricted cash and other	9,392	6,935
Total assets	$331,701	$286,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,282	$8,960
Accrued liabilities	53,604	34,019
Current portion of business combination liabilities	14,431	8,718
Current maturities of long-term debt	10,852	3,369
Total current liabilities	88,169	55,066

Long-term liabilities:
Business combination liabilities, net of current portion	6,030	43,412
Long-term debt, net of current maturities	13,364	1,325
Right-of-use liabilities, net of current portion:
Lease liability	30,557	13,686
Deferred lease incentive obligation	16,538	-
Deferred income taxes	9,790	9,747
Other	9,453	9,160
Total liabilities	173,901	132,396

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common Stock; $0.001 par value. Authorized 200,000 shares; issued and outstanding 77,624 and 75,067 shares as of June 30, 2019 and December 31, 2018, respectively	77	75
Additional paid-in capital	192,034	176,471
Accumulated other comprehensive income	1,622	626
Accumulated deficit	(35,933)	(22,636)
Total stockholders’ equity	157,800	154,536
Total liabilities and stockholders’ equity	$331,701	$286,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except loss per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net revenue	$66,348	$13,363	$124,655	$24,921
Cost of goods sold	24,699	11,603	44,430	20,545

Gross profit	41,649	1,760	80,225	4,376

Operating expenses:
Commissions	19,607	346	37,645	673
Selling, general and administrative	28,175	4,142	55,017	8,398
Change in fair value of earnout obligations	(6,665)	-	(6,665)	100
Impairment of right-of-use lease assets	1,500	-	1,500	-
Depreciation and amortization expense	2,017	517	4,253	1,038
Total operating expenses	44,634	5,005	91,750	10,209

Operating loss	(2,985)	(3,245)	(11,525)	(5,833)

Non-operating income (expenses):
Gain from sale of land and building	-	-	6,442	-
Interest expense	(756)	(125)	(2,402)	(181)
Other debt financing expenses	-	-	(224)	-
Gain from change in fair value of embedded derivatives	-	-	470	-
Interest and other income (expense), net	(143)	3	39	(4)
Loss before income taxes	(3,884)	(3,367)	(7,200)	(6,018)
Income tax expense	(7,797)	-	(6,097)	-

Net loss	(11,681)	(3,367)	(13,297)	(6,018)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	569	-	996	-

Comprehensive loss	$(11,112)	$(3,367)	$(12,301)	$(6,018)
Net loss per share attributable to common stockholders (basic and diluted)	$(0.15)	$(0.09)	$(0.18)	$(0.16)
Weighted average number of shares of Common Stock outstanding (basic and diluted)	76,331	38,911	75,780	37,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2019 and 2018

(In thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Six Months Ended June 30, 2019
Balances, December 31, 2018	-	$-	75,067	$75	$176,471	$626	$(22,636)	$154,536
Issuance of Common Stock for:
Exercise of stock options	-	-	200	-	418	-	-	418
Grant of restricted stock awards	-	-	126	-	576	-	-	576
ATM public offering, net of offering costs	-	-	2,225	2	11,139	-	-	11,141
Employee services	-	-	6	-	31	-	-	31
Stock-based compensation expense	-	-	-	-	2,561	-	-	2,561
Fair value of warrant issued for license agreement	-	-	-	-	838	-	-	838
Net change in other comprehensive income	-	-	-	-	-	996	-	996
Net loss	-	-	-	-	-	-	(13,297)	(13,297)
Balances, June 30, 2019	-	$-	77,624	$77	$192,034	$1,622	$(35,933)	$157,800

Six Months Ended June 30, 2018
Balances, December 31, 2017	169	$-	35,172	$35	$63,204	$-	$(10,501)	$52,738
Issuance of Common Stock for:
Conversion of Series B Preferred Stock	(169)	-	1,354	1	(1)	-	-	-
Grant of restricted stock awards	-	-	154	-	325	-	-	325
Public offering, net of offering costs	-	-	2,560	3	3,290	-	-	3,293
Debt discount	-	-	225	-	470	-	-	470
Conversion of Series B promissory notes			461	1	871	-	-	872
Stock-based compensation related to stock options	-	-	-	-	317	-	-	317
Net loss	-	-	-	-	-	-	(6,018)	(6,018)
Balances, June 30, 2018	-	$-	39,926	$40	$68,476	$-	$(16,519)	$51,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2019 and 2018

(In thousands)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,297)	$(6,018)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	4,287	898
Depreciation and amortization	4,441	1,038
Accretion and amortization of debt discount and issuance costs	1,609	15
Impairment of right-of-use lease assets	1,500	-
Make-whole premium on early payment of Siena Revolver	480	-
Deferred income taxes	(8,543)	-
Issuance of Common Stock for employee services	31	-
Issuance of common stock for accrued interest	-	61
Gain from sale of land and building	(6,442)	-
Gain from change in fair value of embedded derivatives	(470)	-
Change in fair value of earnout obligations	(6,665)	100
Changes in operating assets and liabilities:
Accounts receivable	(5,340)	130
Inventories	205	(2,479)
Prepaid expenses, deposits and other	(3,703)	(712)
Accounts payable	308	1,420
Other accrued liabilities	16,696	(877)
Deferred lease incentive obligation	17,420	-
Net cash provided by (used in) operating activities	2,517	(6,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of land and building:
Related to sale of property	31,445	-
Repair obligations	1,675	-
Loan receivable from BWR	(1,000)	-
Capital expenditures for property and equipment	(1,241)	(64)
Net cash provided by (used in) investing activities	30,879	(64)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	41,678	4,565
Principal payments on borrowings	(19,701)	(2,000)
Principal payments on business combination obligations	(26,000)	-
Proceeds from issuance of common stock	11,380	3,851
Payments for deferred offering costs	(140)	-
Proceeds from exercise of stock options	418	-
Debt issuance costs paid	(719)	-
Net cash provided by financing activities	6,916	6,416

Effect of foreign currency translation changes	1,188	-
Net change in cash, cash equivalents and restricted cash	41,500	(72)
Cash, cash equivalents and restricted cash at beginning of period	45,856	285

Cash, cash equivalents and restricted cash at end of period	$87,356	$213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2019 and 2018

(In thousands)

	2019	2018

SUMMARY OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at end of period	$83,580	$213
Restricted cash at end of period	3,776	-
Total at end of period	$87,356	$213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$217	$169
Cash paid for income taxes	$1,936	$-
Cash paid under right-of-use operating lease obligations	$4,205	$193

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Siena Revolver payments from borrowings under EWB Credit Facility:
Principal payment	$1,944	$-
Make-whole premium	480	-
Total	$2,424	$-

Repayment of mortgage from proceeds from sale of land and building	$2,628	$-
Restricted stock granted for prepaid compensation	$576	$353
Debt issuance costs paid from proceeds of borrowings	$210	$170
Increase in payables for capital expenditures	$14	$-
Increase in payables for deferred offering costs	$99	$-
Fair value of warrant issued for license agreement	$838	$-
Right-of-use lease assets acquired in exchange for operating lease obligations	$19,841	$214
Common stock issued for settlement of principal balance under note payable	$-	$811

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

The Company’s chief operating decision maker (the “CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reporting segment for purposes of making operating decisions and assessing financial performance. As a result of the business combination with Morinda, the Company changed its operating segments to consist of the Morinda segment and the New Age segment beginning in December 2018. After the Morinda business combination, the Company’s CODM began assessing performance and allocating resources based on the financial information of these two reporting segments. The New Age segment was previously comprised of the Brands segment and the DSD segment which are now combined as a single segment as they are operating with a single management team. Accordingly, the Company’s previous segment disclosures have been restated for the three and six months ended June 30, 2018.

The Morinda segment is engaged in the development, manufacturing, and marketing of Tahitian Noni® Juice, MAX and other noni beverages as well as other nutritional, cosmetic and personal care products. The majority of Morinda’s products have a component of the Noni plant, Morinda Citrifolia (“Noni”) as a common element. The Morinda products are sold and distributed in more than 60 countries throughout the world using independent product consultants (“IPC) through a direct to consumer selling network. The New Age segment manufactures, markets and sells a portfolio of healthy beverage brands including XingTea, Marley, Aspen Pure®, Búcha® Live Kombucha, and Coco-Libre. The portfolio is distributed through the Company’s own Direct Store Distribution (“DSD”) network and a hybrid of other routes to market throughout the United States and in 15 countries around the world. The New Age brands are sold in all channels of distribution including Hypermarkets, Supermarkets, Pharmacies, Convenience, Gas and other outlets.

Legal Structure and Consolidation

The Company has four wholly-owned subsidiaries, NABC, Inc., NABC Properties, LLC (“NABC Properties”), New Age Health Sciences Holdings, Inc., and Morinda. NABC, Inc. is a Colorado-based operating company that consolidates performance and financial results of the Company’s subsidiaries and divisions. NABC Properties manages ownership issues for the Company’s facilities (except for those leased by Morinda), and New Age Health Sciences owns the Company’s intellectual property and manages operating performance in the medical and hospital channels.

Basis of Presentation

The unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2018, included in the Company’s 2018 Annual Report on Form 10-K as filed with the SEC on April 1, 2019 (the “2018 Form 10-K”).

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2018 have been derived from the Company’s audited financial statements. The Company’s financial condition as of June 30, 2019, and operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2019.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Emerging Growth Company

The accompanying unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with applicable rules and regulations of the SEC. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. The Company previously elected to opt out of the extended transition period to adopt new or revised accounting standards. Therefore, the Company is required to adopt such standards at the same time as other public companies that are not emerging growth companies. The Company currently expects its status as an emerging growth company will terminate after the year ending December 31, 2019.

Reclassifications

Certain amounts in the previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on the previously reported net loss, working capital, cash flows and stockholders’ equity.

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

Recent Accounting Pronouncements

Recently Adopted Standards. The following recently issued accounting standard was adopted during fiscal year 2019:

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. This new guidance was adopted effective on January 1, 2019. For the six months ended June 30, 2019, the Company granted stock options to non-employees for an aggregate of 25,000 shares of Common Stock with a grant date fair value of $0.1 million. These options vest over three years and resulted in expense recognition of $5,000 for the six months ended June 30, 2019.

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

NOTE 3 — BUSINESS COMBINATIONS

BWR Merger Agreement

On May 30, 2019, the Company entered into an Agreement and Plan of Merger with Brands Within Reach, LLC, a New York limited liability corporation (“BWR”), the sole owner of BWR, and BWR Acquisition Corp., a newly organized New York corporation that was wholly owned by the Company (“Merger Sub”). As discussed in Note 16, the total consideration was approximately $5.9 million. At the closing on July 10, 2019, the transactions contemplated by the Merger Agreement were completed resulting in the merger of Merger Sub with and into BWR and BWR became a wholly owned subsidiary of the Company. This transaction will be accounted for in the third quarter of 2019 using the acquisition method of accounting based on ASC 805, Business Combinations, and using the fair value concepts set forth in ASC 820, Fair Value Measurement.

In connection with the BWR merger, the Company made a loan to BWR in the amount of $1.0 million. The terms of this loan provided that it would be settled upon the earlier of the closing of the Merger Agreement or upon demand by the Company beginning on December 31, 2019. Since this loan is effectively a deposit for the business combination, it is included in restricted cash and other in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2019.

Morinda Merger Agreement

On December 2, 2018, the Company entered into a Plan of Merger (the “Morinda Merger Agreement”) with Morinda and New Age Health Sciences Holdings, Inc., a newly formed Utah corporation and wholly-owned subsidiary of the Company (“Merger Sub”). On December 21, 2018 (the “Closing Date”), the transactions contemplated by the Morinda Merger Agreement were completed. Merger Sub was merged with and into Morinda and Morinda became a wholly-owned subsidiary of the Company. This transaction is referred to herein as the “Merger”.

Pursuant to the Morinda Merger Agreement, Morinda’s equity holders received (i) $75.0 million in cash; (ii) 2,016,480 shares of the Company’s Common Stock with an estimated fair value on the closing Date of approximately $11.0 million, (iii) 43,804 shares of Series D Preferred Stock (the “Preferred Stock”) providing for the potential payment of up to $15.0 million contingent upon Morinda achieving certain post-closing milestones, as discussed below.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the Certificate of Designations of the Series D Preferred Stock (the “CoD”), the holders of the Preferred Stock are entitled to receive a dividend of up to an aggregate of $15.0 million (the “Milestone Dividend”) if the Adjusted EBITDA (as defined in the CoD) of Morinda is at least $20.0 million for the year ending December 31, 2019. The Milestone Dividend is payable on April 15, 2020. If the Adjusted EBITDA of Morinda is less than $20.0 million, the Milestone Dividend shall be reduced by applying a five-times multiple to the difference between the Adjusted EBITDA target of $20.0 million and actual Adjusted EBITDA for the year ending December 31, 2019. Accordingly, no Milestone Dividend is payable if actual Adjusted EBITDA is $17.0 million or lower. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Milestone Dividend earnout was approximately $6.5 million and $13.1 million, respectively. For the six months ended June 30, 2019, the reduction in the fair value of the Milestone Dividend earnout resulted in an unrealized gain of approximately $6.7 million, which is reflected as a reduction of operating expenses in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

The Series D Preferred Stock provides for quarterly dividends to the holders of the Preferred Stock at a rate of 1.5% per annum of the Milestone Dividend amount, payable on a pro rata basis. The Company may pay the Milestone Dividend and /or the annual dividend in cash or in kind, provided that if the Company chooses to pay in kind, the shares of Common Stock issued as payment therefore must be registered under the Securities Act of 1933, as amended (the “Securities Act”). The Preferred Stock shall terminate on April 15, 2020. These quarterly dividends will be reflected as an adjustment to the fair value of the Milestone Dividend earnout liability as the quarterly dividends are settled in future periods. Through June 30, 2019, no quarterly dividends have been paid.

Prior to the Merger, Morinda was an S corporation for U.S. federal and state income tax purposes. Accordingly, Morinda’s taxable earnings were reported on the individual income tax returns of the stockholders who were responsible for payment of the related income tax liabilities. In December 2018, Morinda agreed to distribute to its stockholders approximately $39.6 million of its previously-taxed S corporation earnings whereby distributions are payable (i) up to $25.0 million for which the timing and amount was subject to completion of the Sale Leaseback transaction discussed in Note 6, and (ii) approximately $14.6 million based on the calculation of excess working capital (“EWC”) as of the Closing Date. EWC is the amount by which Morinda’s actual working capital (as defined in the Merger Agreement) on the Closing Date exceeded $25.0 million. The Closing Date balance sheet of Morinda indicated that EWC was approximately $14.6 million as of the Closing Date.

Business Combination Liabilities

Presented below is a summary of the earnout obligations related to the Morinda and Marley business combinations and payables to the former Morinda stockholders as of June 30, 2019 and December 31, 2018 (in thousands):

	2019		2018

Marley earnout obligation	$900	(1)	$900	(1)
Payables to former Morinda stockholders, net of imputed interest discount:
EWC payable in April 2019	–	(2)(5)	986	(2)(5)
EWC payable in July 2019	7,962	(2)(5)	7,732	(2)(5)
EWC payable in July 2020	5,130	(2)(5)	4,976	(2)(5)
Earnout under Series D preferred stock	6,469	(3)	13,134	(3)
Contingent on financing event	–	(4)(5)	24,402	(4)(5)
Total	20,461		52,130
Less current portion	14,431		8,718

Long-term portion	$6,030		$43,412

(1)	The Company is obligated to make a one-time earnout payment of $1.25 million over a period of two years beginning at such time that revenue for the Marley reporting unit is equal to or greater than $15.0 million during any trailing twelve calendar month period after the closing. The Marley business combination closed on June 13, 2017, and revenue for the Marley brand is not expected to exceed the $15.0 million earnout threshold during the next 12 months. Payment for 50% of the $1.25 million is due within 15 days after the month in which the earnout payment is triggered, 25% is payable one year after the first payment, and the remaining 25% is payable two years after the first payment. The fair value of the earnout was valued using the weighted average return on assets whereby the fair value increased from $0.8 million to $0.9 million during the first quarter of 2018. The increase in the fair value of the earnout of $0.1 million was recognized as an expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2018.
(2)	Pursuant to a separate agreement between the parties, EWC is payable to Morinda’s stockholders for $1.0 million in April 2019, $8.0 million in July 2019, and the remainder of $5.5 million is payable in July 2020.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(3)	The fair value of earnout consideration under the Series D Preferred Stock is based on the probability of achieving the Milestone Dividend, whereby the maximum Milestone Dividend is $15.0 million if the Adjusted EBITDA of Morinda is $20.0 million or more for the year ending December 31, 2019. The fair value of the earnout was $13.1 million as of December 31, 2018 and $6.5 million as of June 30, 2019. As of June 30, 2019, fair value of the earnout was determined using an option pricing model and will continue to be adjusted as additional information becomes available about the progress toward achievement of the Milestone Dividend earnout. The earnout is classified within Level 3 of the fair value hierarchy. Valuation of the earnout was performed by an independent valuation specialist at the original issuance date and as of June 30, 2019. The valuation methodology was performed through an option pricing model based on forecast annual EBITDA, expected volatility of forecast annual EBITDA of 10.0%, the risk-free interest rate of 2.3%, a discount rate applicable to forecast annual EBITDA of 21.5%, a risk premium of 19.2%, and an estimated credit spread of 6.0%. Key Level 3 assumptions inherent in the valuation methodology as of December 31, 2018 included an option pricing model based on forecast annual EBITDA, expected volatility of forecast annual EBITDA of 10.0%, the risk-free interest rate of 2.6%, a discount rate applicable to forecast annual EBITDA of 21.5%, a risk premium of 18.9%, and an estimated credit spread of 5.7%.
(4)	Pursuant to a separate agreement between the parties prior to the consummation of the Merger, Morinda agreed to pay its former stockholders up to $25.0 million from the net proceeds of a sale leaseback to be completed after the Closing Date. As discussed in Note 6, the closing for this transaction occurred on March 22, 2019. Since this payment was to be made from the proceeds of a long-term financing, the net carrying value was classified in long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2018. This obligation was paid during the three months ended June 30, 2019.
(5)	Interest was imputed on these obligations based on a credit and tax adjusted interest rate of 6.1% for the period from the Closing Date until the respective contractual or estimated payment dates. Accretion of discount related to these obligations amounted to an aggregate of $0.4 million and $1.0 million for the three and six months ended June 30, 2019, respectively, which is included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Pro Forma Disclosures

The following unaudited pro forma financial results for the three and six months ended June 30, 2018 reflects (i) the historical operating results of the Company, and (ii) the unaudited pro forma results of Morinda prior to its acquisition date of December 21, 2018, as if the Morinda business combination had occurred as of January 1, 2018. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the three and six months ended June 30, 2018 (in thousands, except per share amounts):

	Three	Six
	Months	Months

Net revenue	$71,647	$138,428
Net loss	$(2,013)	$(3,657)
Net loss per share- basic and diluted	$(0.05)	$(0.09)
Weighted average number of shares of common stock outstanding- basic and diluted	41,141	39,743

The calculations of pro forma net revenue and pro forma net loss give effect to the pre-acquisition operating results of Morinda based on (i) the historical net revenue and net income (loss) of Morinda, (ii) incremental depreciation and amortization based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives, and (iii) recognition of accretion of discounts on obligations with extended payment terms that were assumed in the Morinda business combination.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 — OTHER INFORMATION

Inventories

Inventories consist of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	2019	2018

Raw materials	$12,183	$12,538
Work-in-process	11,222	907
Finished goods, net	13,538	23,703
Total inventories	$36,943	$37,148

In connection with the Morinda business combination discussed in Note 3, the fair value of work-in-process and finished goods inventories on the Closing Date exceeded the historical carrying value by approximately $2.2 million. This amount represented an element of built-in profit on the Closing Date that is being charged to cost of goods sold as the related inventories are sold. For the three and six months ended June 30, 2019, a portion of the Closing Date inventories were sold which resulted in a charge to cost of goods sold of approximately $0.9 million and $1.7 million, respectively. The remaining Closing Date built-in profit of $0.4 million is expected to be charged to cost of goods sold by the third quarter of 2019.

Prepaid Expenses and Other Current Assets

As of June 30, 2019 and December 31, 2018, prepaid expenses and other current assets consist of the following (in thousands):

	2019	2018

Prepaid expenses and deposits	$9,219	$4,982
Prepaid stock-based compensation	380	347
Supplier and other receivables	620	1,144
Total	$10,219	$6,473

Property and Equipment

As of June 30, 2019 and December 31, 2018, property and equipment consisted of the following (in thousands):

	2019	2018

Land	$37	$25,726
Buildings and improvements	16,888	19,822
Leasehold improvements	3,528	4,398
Machinery and equipment	5,618	5,208
Office furniture and equipment	2,414	2,087
Transportation equipment	1,837	1,727
Total property and equipment	30,322	58,968
Less accumulated depreciation	(2,846)	(1,687)
Property and equipment, net	$27,476	$57,281

Depreciation and amortization expense included in operating expenses amounted to $0.8 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization expense included in operating expenses amounted to $1.8 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. Depreciation and amortization expense included in cost of goods sold amounted to $0.1 million and $0.2 million for the three and six months ended June 30, 2019. Repairs and maintenance costs amounted to $0.4 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. Repairs and maintenance costs amounted to $1.0 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Cash and Other

As of June 30, 2019 and December 31, 2018, restricted cash and other long-term assets consist of the following (in thousands):

	2019		2018

Restricted cash	$3,776	(1)	$3,339	(1)
Debt issuance costs, net	348		548
Prepaid stock-based compensation	-		210
Loan receivable from BWR	1,000		-
Deposits and other	4,268		2,838
Total	$9,392		$6,935

(1)	Restricted cash primarily represents long-term cash deposits held in a bank for a foreign governmental agency. This deposit is required to maintain the Company’s direct selling license to do business in China.

Accrued Liabilities

As of June 30, 2019 and December 31, 2018, accrued liabilities consist of the following (in thousands):

	2019		2018

Accrued commissions	$8,532		$9,731
Accrued compensation and benefits	5,744		4,715
Accrued marketing events	5,008	(1)	3,757	(1)
Deferred revenue	5,266		2,701
Income taxes payable	15,842	(2)	1,670
Current portion of right of use liabilities:
Lease liability	5,117		4,798
Deferred lease incentive obligation	882		-
Restricted stock obligations	1,012	(3)	-
Embedded derivative liability	-		470
Other accrued liabilities	6,201		6,177
Total accrued liabilities	$53,604		$34,019

(1)	Represents accruals for incentive trips associated with Morinda’s direct sales marketing program, which rewards certain IPCs with paid attendance at future conventions, meetings, and retreats. Expenses associated with incentive trips are accrued over qualification periods as they are earned. Incentive trip accruals are based on historical experience in relation to current sales trends in order to determine the related contractual obligations.
(2)	Includes approximately $12.1 million of income taxes payable in Japan primarily related to the gain on sale of the land and building in Tokyo as discussed further in Note 6.
(3)	Represents the fair value of restricted stock awards required to be settled in cash as discussed in Note 9.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 — GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Goodwill consists of the following by reporting unit as of June 30, 2019 and December 31, 2018 (in thousands):

Reporting Unit

Morinda	$10,284
Marley	9,418
Maverick	5,149
Xing	4,506
PMC	1,768
B&R	389
Total Goodwill	$31,514

Identifiable Intangible Assets

Identifiable intangible assets consist of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
		Accumulated	Net Book		Accumulated	Net Book
Identifiable Intangible Asset	Cost	Amortization	Value	Cost	Amortization	Value

License agreements
China direct selling license	$20,420	$721	$19,699	$20,420	$40	$20,380
Other	6,827	560	6,267	5,989	318	5,671
Manufacturing processes and recipes	11,610	770	10,840	11,610	380	11,230
Trade names	12,301	1,012	11,289	12,301	584	11,717
IPC distributor sales force	9,760	517	9,243	9,760	29	9,731
Customer relationships	6,444	1,404	5,040	6,444	1,194	5,250
Patents	4,100	569	3,531	4,100	433	3,667
Former Morinda shareholder non-compete agreements	186	33	153	186	2	184
Total identifiable intangible assets	$71,648	$5,586	$66,062	$70,810	$2,980	$67,830

Docklight Agreement and Marley License Extension

On January 14, 2019, the Company entered into an agreement with Docklight LLC (“Docklight”) for the exclusive licensing rights in the United States for the manufacturing, sale, distribution, marketing and advertising of certain products which include shelf-stable, ready to drink, non-alcoholic, consumer beverages infused with Cannabidiol derived from hemp-based or synthetic sources. The licensed property includes the name, image, likeness, caricature, signature and biography of Bob Marley, the trademarks MARLEY and BOB MARLEY for use in connection with the Company’s existing licensed marks. The initial term of the Docklight license expires in January 2024, unless extended or earlier terminated as provided in the agreement. As consideration for the license, the Company agreed to pay a fee equal to fifty percent of the gross margin, as defined in the agreement, on future sales of approved licensed products, which fee shall be reviewed annually by the parties. Through June 30, 2019, the Company has not commenced sales of the licensed products and, accordingly, no fees have been incurred.

On March 28, 2019, the Company extended its license agreement with Marley Merchandising LLC through March 31, 2030. As consideration for the extension, the Company issued a warrant that was immediately exercisable for 200,000 shares of Common Stock at an exercise price of $5.14 per share. This warrant is exercisable for ten years and had a grant date fair value of $0.8 million, which is included in the table above for other license agreements. This intangible asset is being amortized over the remaining term of the Marley license. Fair value of the warrant was determined using the Black-Scholes-Merton (“BSM”) option-pricing model. Key assumptions included an expected term of five years, volatility of 115%, and a risk-free interest rate of 2.2%.

Amortization of Identifiable Intangible Assets

Amortization expense related to identifiable intangible assets was $1.3 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense related to identifiable intangible assets was $2.6 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively. In order to more closely reflect the estimated economic life of the license agreement acquired in the June 2017 acquisition of Marley, the Company revised the estimated useful life from 42 years to 15 years during the fourth quarter of 2018. For the three months ended June 30, 2019 and 2018, total amortization expense related to this license agreement was approximately $0.1 million and $36,000, respectively. For the six months ended June 30, 2019 and 2018, total amortization expense related to this license agreement was approximately $0.2 million and $72,000, respectively.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Estimated future amortization expense for the Company’s identifiable intangible assets is set forth below (in thousands):

12-Months ending June 30,

2020	$4,953
2021	4,953
2022	4,920
2023	4,891
2024	4,812
Thereafter	41,533
Total	$66,062

NOTE 6 — LEASES

The Company leases various office and warehouse facilities, vehicles and equipment under non-cancellable operating lease agreements that expire between July 2019 and March 2039. For the three months ended June 30, 2019 and 2018, the Company had operating lease expense of $2.9 million and $0.3 million respectively. For the six months ended June 30, 2019 and 2018, the Company had operating lease expense of $5.2 million and $0.6 million respectively.

On January 21, 2019, the Company entered into a lease for approximately 11,200 square feet of office space in the downtown area of Denver, Colorado. The monthly obligation for base rent will average approximately $33,000 per month over the lease term which expires in December 2029. The Company has options to terminate the lease after 90 months as well as the option to extend the lease for an additional period of five years. The Company determined the right-of-use (“ROU”) lease liability of $2.8 million based upon a discount rate of 6.1% and assuming that the Company will not exercise its options to terminate the lease after 90 months or extend the lease for an additional five years.

During the first quarter of 2019, the Company entered into operating lease obligations for transportation equipment. These leases provide for fixed minimum payments of approximately $17,000 per month over the eight-year lease term for an aggregate commitment of $1.7 million. The present value of these obligations of $1.3 million was recorded as ROU lease assets and ROU lease liabilities during the six months ended June 30, 2019. The Company determined the ROU lease liabilities based upon a discount rate of 6.1%.

On April 3, 2019, the Company entered into a lease for approximately 156,000 square feet of warehouse space in Aurora Colorado. The monthly obligation for base rent averages approximately $66,000 per month over the lease term which expires in July 2029. The Company has an option to extend the lease for an additional period of five years. The Company determined the right-of-use (“ROU”) lease liability of approximately $6.0 million based upon a discount rate of 6.1% and assuming that the Company will not exercise its option to extend the lease for an additional five years.

Sale Leaseback

On March 22, 2019, the Company entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.1 million of the land and building in Tokyo that serves as the corporate headquarters of Morinda’s Japanese subsidiary. Concurrently with the sale, the Company entered into a lease of this property for a term of 27 years. The monthly lease cost is ¥20.0 million (approximately $181,000 as of June 30, 2019) for the initial seven-year term, and thereafter either party may elect to adjust the monthly lease payment to the then current market rate for similar buildings in Tokyo. In order to secure its obligations under the lease, the Company provided a refundable security deposit of approximately $1.8 million. At any time after the initial seven-year term, the Company may elect to terminate the lease. However, if the lease is terminated before the 20th anniversary of the date the lease was entered into, then the Company will be obligated to perform certain restoration obligations that are currently estimated to cost between $1.6 million and $2.2 million. The Company determined that the restoration obligation is a significant penalty whereby there is reasonable certainty that the Company will not elect to terminate the lease prior to the 20-year anniversary. Therefore, the lease term was determined to be 20 years.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with this transaction, the Company repaid the $2.6 million mortgage on the building and cancelled the related interest rate swap agreement discussed in Note 7, paid the refundable security deposit of $1.8 million, and the Company became obligated to pay $25.0 million to the former stockholders of Morinda to settle the full amount of the contingent financing liability discussed in Note 3. Other cash payments that have been or will be made include transaction costs of $1.9 million, post-closing repair obligations of $1.7 million, and Japanese income taxes of $11.9 million.

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

Impairment

In June 2019, the Company began attempting to sublease a portion of its ROU lease assets previously used for warehouse space that are no longer needed for current operations. As a result, an impairment evaluation was completed that resulted in recognition of an impairment charge of $1.5 million for the three and six months ended June 30, 2019. This evaluation was based on the expected time to obtain a suitable subtenant and current market rates for similar commercial properties.

Balance Sheet Presentation

As of June 30, 2019 and December 31, 2018, the carrying value of ROU lease assets, ROU lease obligations, and the deferred lease incentive obligation are as follows (in thousands):

	June 30, 2019	December 31, 2018
Right-of-Use Assets:
Cost basis, net of impairment	$37,563	$19,221
Accumulated amortization	(3,719)	(732)
Net	$33,844	$18,489

Right-of-Use Liabilities:
Current	$5,117	$4,798
Long-term	30,557	13,686
Total	$35,674	$18,484

Deferred Lease Incentive Obligation:
Current	$882	$-
Long-term	16,538	-
Total	$17,420	$-

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2019 and December 31, 2018, the weighted average remaining lease term under ROU leases was 8.3 and 5.9 years, respectively. As of June 30, 2019 and December 31, 2018, the weighted average discount rate for ROU lease liabilities was approximately 6.6%.

Lease Commitments

Future minimum lease payments and amortization of the related lease incentive obligation related to non-cancellable ROU operating lease agreements are as follows (in thousands):

12-Months Ending June 30,

2020	$9,051
2021	7,248
2022	6,367
2023	6,120
2024	5,730
Thereafter	44,421
Total minimum lease payments	78,937
Less imputed interest	(43,263)

Present value of minimum lease payments	$35,674

NOTE 7 — DEBT

Credit Facility

On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Credit Facility”) with East West Bank (“EWB”). The Credit Facility matures on March 29, 2023 (the “Maturity Date”) and provides for (i) a term loan in the aggregate principal amount of $15.0 million, which may be increased to $25.0 million subject to the satisfaction of certain conditions (the “Term Loan”) and (ii) a $10.0 million revolving loan facility (the “EWB Revolver”). At the closing, EWB funded $25.0 million to the Company consisting of the $15.0 million Term Loan and $10.0 million as an advance under the EWB Revolver. The Company utilized a portion of the proceeds from the Credit Facility to repay all outstanding amounts and terminate the Siena Revolver discussed below.

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

Borrowings outstanding under the Credit Facility bear interest at the Prime Rate plus 0.25%. However, if the Total Leverage Ratio (as defined in the Credit Facility) is equal to or greater than 1.50 to 1.00, borrowings will bear interest at the Prime Rate plus 0.50%. The Company may voluntarily prepay amounts outstanding under the EWB Revolver on ten business days’ prior notice to EWB without prepayment charges. In the event the EWB Revolver is terminated prior to the Maturity Date, the Company would be required to pay an early termination fee in the amount of 0.50% of the revolving line. Additional borrowing requests under the EWB Revolver are subject to various customary conditions precedent, including satisfaction of a borrowing base test as more fully described in the Credit Facility. The EWB Revolver also provides for an unused line fee equal to 0.5% per annum of the undrawn portion. The EWB Revolver includes a subjective acceleration clause and a lockbox arrangement where the Company is required to direct its customers to remit payments to a restricted bank account, whereby all available funds are used to pay down the outstanding principal balance under the EWB Revolver. Accordingly, the entire outstanding principal balance of the EWB Revolver is classified as a current liability as of June 30, 2019. On July 1, 2019, the Company elected to make a voluntary prepayment of $9.7 million of principal to repay all outstanding borrowings under the EWB Revolver. Subject to the terms of the Credit Facility, the Company may reborrow up to $10.0 million under the EWB Revolver through the Maturity Date.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Payments under the Term Loan are interest-only for the first six months and are followed by monthly principal payments of $125,000 amortized over the remaining term of the Term Loan plus interest. The Company may elect to prepay the Term Loan before the Maturity Date on 10 business days’ notice to EWB subject to a prepayment fee of 2% for the first year of the Term Loan and 1% for the second year of the Term Loan. No later than 120 days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2019, the Company is required to make a payment towards the outstanding principal amount of the Term Loan in an amount equal to 35% of the Excess Cash Flow (as defined in the Credit Facility), if the Total Leverage Ratio is less than 1.50 to 1.00 or (i) 50% of the Excess Cash Flow if the Total Leverage Ratio is greater than or equal to 1.50 to 1.00. Mandatory principal payments based on Excess Cash Flow generated in subsequent quarters are excluded from current liabilities since they are contingent payments based on the generation of working capital in the future.

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

In connection with the Siena Revolver the Company incurred debt issuance costs of $0.6 million. This amount was accounted for as debt issuance costs that was amortized using the straight-line method over the three-year term of the Siena Revolver. The Siena Revolver was paid off and terminated on March 29, 2019 and the unamortized debt issuance costs of $0.5 million were written off as additional interest expense for the six months ended June 30, 2019. Additionally, the Company incurred a make-whole premium payment of $0.5 million that was also charged to interest expense for the six months ended June 30, 2019.

Summary of Debt

As of June 30, 2019 and December 31, 2018, debt consists of the following (in thousands):

	2019		2018

EWB Credit Facility:
Term loan, net of discount of $516	$14,484		$-
Revolver	9,700		-
Installment notes payable	32	(1)	66	(1)
Siena Revolver	-		2,000
Mortgage payable to a foreign bank	-		2,628	(2)

Total	24,216		4,694
Less current maturities	(10,852)		(3,369)

Long-term debt, less current maturities	$13,364		$1,325

(1)	Consists of various installment notes payable that are collateralized by equipment and that bear interest at 12.4% to 22.1%.
(2)	This mortgage note payable was collateralized by land and a building in Tokyo, Japan. Quarterly principal payments of $0.3 million plus interest were payable in Japanese Yen at TIBOR plus 0.7% (0.76% as of December 31, 2018) through the maturity date in December 2020. This debt was repaid, and the interest rate swap agreement discussed below was terminated upon sale of the property on March 22, 2019 as discussed in Note 6.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Future Debt Maturities

As of June 30, 2019, the scheduled future maturities of long-term debt, exclusive of unaccreted discount of $0.5 million related to the EWB Term Loan, are as follows (in thousands):

12-Months Ending June 30,

2020	$10,852
2021	1,504
2022	1,501
2023	10,875

Total	$24,732

Embedded Derivatives

The Siena Revolver included features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. The Company determined that embedded derivatives included the requirement to pay (i) an early termination premium if the Siena Revolver was terminated before the maturity date in August 2021, and (ii) default interest at a 5.0% premium if events of default existed. The early termination premium was 4.0% of the $12.0 million commitment if termination occurred during the first year after the Siena Closing Date. As of December 31, 2018, the embedded derivatives for the Siena Revolver had an aggregate fair value of approximately $0.5 million, which was included in accrued liabilities as of December 31, 2018. As a result of the termination of the Siena Revolver as discussed above, a make-whole premium of $0.5 million was incurred on March 29, 2019, and the Company recognized a gain on change in fair value of embedded derivatives of $0.5 million which is included in non-operating income (expenses) for the six months ended June 30, 2019.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Amendment to Articles of Incorporation

On May 30, 2019, the Company’s stockholders voted to approve an amendment to the Company’s Articles of Incorporation increasing the authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares.

At the Market Offering Agreement

On April 30, 2019, the Company entered into an At the Market Offering Agreement (the “ATM Offering Agreement”) with Roth Capital Partners, LLC (the “Agent”), pursuant to which the Company may offer and sell from time to time up to an aggregate of $100 million in shares of the Company’s Common Stock (the “Placement Shares”), through the Agent. The Agent will act as sales agent and will use commercially reasonable efforts to sell on the Company’s behalf all of the Placement Shares requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and the Company.

The Company has no obligation to sell any of the Placement Shares under the ATM Offering Agreement. The ATM Offering Agreement terminates on April 30, 2020 and may be earlier terminated by the Company upon five business days’ notice to the Agent and at any time by the Agent or by the mutual agreement of the parties. The Company intends to use the net proceeds from this offering for general corporate purposes, including working capital. Under the terms of the ATM Offering Agreement, the Company will pay the Agent a commission equal to 3% of the gross proceeds from the gross sales price of the Placement Shares up to $30 million, and 2.5% of the gross proceeds from the gross sales price of the Placement Shares in excess of $30 million. In addition, the Company has agreed to pay certain expenses incurred by the Agent in connection with the offering. Through June 30, 2019, an aggregate of approximately 2.2 million shares of Common Stock were sold for net proceeds of approximately $11.4 million. Total commissions and fees deducted from the net proceeds were $0.4 million and other offering costs of $0.2 million were incurred for the three and six months ended June 30, 2019.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Series D Preferred

In December 2018, the Board of Directors designated 44,000 shares as Series D Preferred Stock. As discussed in Note 3, the Series D Preferred provides for the potential payment of up to $15.0 million contingent upon Morinda achieving certain post-closing milestones. As of June 30, 2019 and December 31, 2018, the Series D Preferred Stock is classified as a liability since it provides for the issuance of a variable number of shares of Common Stock if the Company elects to settle in shares rather than pay the cash redemption value. Please refer to Note 3 for additional information on the consideration issued in the Morinda business combination and the valuation and carrying value of the Series D Preferred.

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the three months ended June 30, 2019 are as follows (in thousands):

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balances, March 31, 2019	75,393	$75	$179,592	$1,053	$(24,252)	$156,468
Issuance of Common Stock for:
ATM public offering, net of offering costs	2,225	2	11,139	-	-	11,141
Employee services	6	-	31	-	-	31
Stock-based compensation expense	-	-	434	-	-	434
Fair value of warrant issued for license agreement	-	-	838	-	-	838
Net change in other comprehensive income	-	-	-	569	-	569
Net loss	-	-	-	-	(11,681)	(11,681)

Balances, June 30, 2019	77,624	$77	$192,034	$1,622	$(35,933)	$157,800

Changes in stockholders’ equity for the three months ended June 30, 2018 are as follows (in thousands):

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, March 31, 2018	36,649	$36	$63,620	$(13,152)	$50,504
Issuance of Common Stock for:
Conversion of Series B promissory note, including accrued interest of approximately $61	461	1	871	-	872
Grant of restricted stock awards	31	-	65	-	65
Public offering, net of offering costs	2,560	3	3,290	-	3,293
Debt discount	225	-	470	-	470
Stock-based compensation related to stock options	-	-	160	-	160
Net loss	-	-	-	(3,367)	(3,367)

Balances, June 30, 2018	39,926	$40	$68,476	$(16,519)	$51,997

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 — STOCK-BASED COMPENSATION

2019 Equity Incentive Plan

On May 30, 2019, the Company’s stockholders voted to approve the New Age Beverages Corporation 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan will terminate in April 2029. A total of up to 10.0 million shares of Common Stock may be issued under the 2019 Plan. Participation in the 2019 Plan is limited to employees, non-employee directors, and consultants.

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

The 2019 Plan also provides for awards of shares of restricted Common Stock. Awards of restricted stock may be made in exchange for services or other lawful consideration. Generally, awards of restricted stock are subject to the requirement that the shares be forfeited or resold to the Company unless specified conditions are met. Subject to these restrictions, conditions and forfeiture provisions, any recipient of an award of restricted stock will have all the rights of a stockholder of the Company, including the right to vote the shares and to receive dividends. The 2019 Plan also provides for deferred grants (“deferred stock”) entitling the recipient to receive shares of Common Stock in the future on such conditions as the administrator may specify. As of June 30, 2019, all of the 10.0 million shares authorized under the 2019 Plan are available for future grants of stock options, restricted stock and similar instruments.

LTI Stock Option Plan

On August 3, 2016, the Company’s approved and implemented the New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (the “LTI Plan”). The LTI Plan provides for stock options to be granted to employees, directors and consultants at an exercise price not less than 100% of the fair value of the Company’s Common Stock on the grant date. The options granted generally have a maximum term of 10 years from the grant date and are exercisable upon vesting. Option grants generally vest over a period between one and three years after the grant date of such award. The number of shares reserved for grants is adjusted annually on the first day of January whereby a maximum of 10% of the Company’s outstanding shares of Common Stock are available for grant under the LTI Plan. Accordingly, as of January 1, 2019, a maximum of approximately 7.5 million shares of Common Stock were available for grants under the LTI Plan. As of June 30, 2019, after deducting stock options and restricted stock grants to date, there were approximately 2.3 million shares available for future grants of stock options, restricted stock and similar instruments under the LTI Plan.

Stock Option Activity

The following table sets forth the summary of stock option activity under the LTI Plan for the six months ended June 30, 2019 (shares in thousands):

	Shares		Price (1)	Term (2)

Outstanding, beginning of period	2,786		$2.84	9.0
Grants to:
Employees	36		$5.57
Non-employees	25		$5.30
Forfeited	(87)		$3.70
Exercised	(200)		$2.09

Outstanding, end of period	2,560	(3)	$2.90	8.5

Vested, end of period	740	(4)	$1.90	7.8

(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the stock options expire.
(3)	As of June 30, 2019 and December 31, 2018, the aggregate intrinsic value of stock options outstanding was $4.5 million and $6.6 million, respectively.
(4)	As of June 30, 2019 and December 31, 2018, the aggregate intrinsic value of vested stock options was $2.0 million and $3.1 million, respectively.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2019, unrecognized compensation expense related to unvested stock options amounts to $3.9 million. This amount is expected to be recognized on a straight-line basis over the weighted-average vesting period of 2.3 years.

The fair value of stock options granted under the LTI Plan was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions for the six months ended June 30, 2019:

Grant date fair value of common stock (exercise price)	$5.41
Expected life (in years)	6.5
Volatility	113%
Dividend yield	0%
Risk-free interest rate	2.4%

Based on the assumptions set forth above, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2019 was $4.65 per share. The BSM model requires various highly subjective assumptions that represent management’s best estimates of the fair value of the Company’s Common Stock, volatility, risk-free interest rates, expected term, and dividend yield. The expected term represents the weighted-average period that options granted are expected to be outstanding giving consideration to vesting schedules. Since the Company does not have an extended history of actual exercises, the Company has estimated the expected term using a simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. The Company has never declared or paid cash dividends and does not plan to pay cash dividends in the foreseeable future; therefore, the Company used an expected dividend yield of zero. The risk-free interest rate is based on U.S. Treasury rates in effect during the expected term of the grant. The expected volatility is based on the historical volatility of the Company’s Common Stock for the period beginning in August 2016 when its shares were first publicly traded through the grant date of the respective stock options.

Restricted Stock Activity

In connection with the business combination with Morinda in December 2018, the Company made restricted stock award grants for an aggregate of 1.2 million shares of the Company’s Common Stock. None of these shares will be issued until a vesting event occurs. Upon vesting of the Morinda awards, settlement will occur in (i) cash where foreign regulatory requirements prohibit settlement in shares, (ii) shares of Common Stock, or (iii) a combination of shares and cash at the Company’s election for certain awards. The following table sets forth a summary of restricted stock award activity for the six months ended June 30, 2019 (in thousands):

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	LTI Plan Equity Awards				LTI Plan Liability Awards				Non-Plan Awards
	Number of		Unvested		Number of		Unvested		Number of		Unvested
	Shares		Compensation		Shares		Compensation		Shares		Compensation

Outstanding, beginning of period	1,151		$3,988		474		$2,490		629		$64
Restricted shares issued	91	(1)	500	(1)	-		-		-		-
Other	35		76		-		-		-		-
Forfeited	(2)		(10)		(1)		-		-		-
Fair value adjustment	-		-		-		(284	)(4)	-		-
Vested shares and expense	(359)		(2,273)		-		(1,012)		(629	)(5)	(64	)(5)

Outstanding, end of period	916	(2)	$2,281	(2)	473	(3)	$1,194	(3)	-		$-

Intrinsic value, end of period	$4,265	(6)			$2,206	(6)			$-
Weighted average remaining term for recognition of unvested expense			0.8				0.7				-

(1)	The weighted average fair value was $5.50 per share based on the closing price of the Company’s Common Stock on the grant date.
(2)	As of June 30, 2019, unvested shares of restricted stock consist of approximately 0.7 million shares that will be issued upon vesting and 0.2 million shares that have been issued subject to vesting conditions. For unvested shares that have been issued, approximately $0.4 million of unvested compensation is included in prepaid expenses as of June 30, 2019. Outstanding unvested shares include awards for 216,000 shares that vest if Morinda achieves EBITDA of $20.0 million for the year ending December 31, 2019. The Company assesses the probability of achievement of such performance conditions in the recognition of compensation expense related to these awards.
(3)	Due to Morinda’s foreign operations, these awards will be settled in cash upon vesting since regulatory requirements prohibit settlement in shares. These awards vest between one and three years after the grant date and are classified as liabilities in the Company’s consolidated balance sheets based on the fair value of the Company’s Common Stock at the end of each reporting period. The liability is being recorded with a corresponding charge to stock-based compensation expense over the vesting period. As of June 30, 2019, approximately $1.2 million is included in current liabilities.
(4)	Change in unvested compensation resulted from a decrease in the closing price of the Company’s Common Stock for the six months ended June 30, 2019.
(5)	Consists of restricted stock issued to the Company’s Chief Executive Officer in 2016 that vested over three years. The remaining shares became fully vested in March and April 2019 and the remaining compensation charge was recorded.
(6)	The intrinsic value was based on the closing price of the Company’s common stock of $4.66 per share on the last trading day for June 2019.

Stock-based Compensation Expense

Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The table below summarizes stock-based compensation expense related to stock options and restricted stock awards for the six months ended June 30, 2019 and 2018 (in thousands):

	2019	2018

Stock options awards:
Employees	$933	$398
Non-employees	5	-
Restricted stock awards:
Equity classified	2,337	500
Liability classified	1,012	-

Total	$4,287	$898

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 — INCOME TAXES

The Company’s provision for income taxes for the three and six months ended June 30, 2019 resulted in income tax expense of $7.8 million and $6.1 million, respectively. The effective tax rate as a percentage of pre-tax earnings for the three and six months ended June 30, 2019 was negative 108.5% and negative 84.8%, respectively. The negative effective tax rate for the three months ended June 30, 2019 was due to the establishment of a valuation allowance applied to the Company’s domestic net deferred tax assets of $3.3 million and the reversal of the benefit recognized for the three months ended March 31, 2019. The negative effective tax rate for the six months ended June 30, 2019 was due to establishment of the valuation allowance. The Company continues to maintain a taxable income position in its foreign jurisdictions.

A valuation allowance is established when necessary to reduce the deferred tax assets to amounts expected to be realized. As of June 30, 2019, we evaluated our domestic net deferred tax assets and liabilities and determined that a valuation allowance was necessary. The determination was made primarily due to the existence of negative evidence of historical domestic net operating losses, possible limitations on the usability of certain net operating losses, and uncertainty regarding future domestic taxability due to the Company’s operations, and the reversal of taxable temporary differences. The establishment of this valuation allowance resulted in an adjustment of $7.4 million and $3.3 million for the three and six months ended June 30, 2019, respectively.

The Company’s U.S. federal income tax returns for 2015 through 2017 are open to examination for federal tax purposes. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2012. However, statutes in certain countries may be as long as ten years.

The total outstanding balance for liabilities related to unrecognized tax benefits as of June 30, 2019 was $0.4 million, which would favorably impact the effective tax rate if recognized. There were no unrecognized tax benefits as of June 30, 2018. The increase in 2019 relates to tax audits in foreign jurisdictions, transfer pricing adjustments, and state tax expense. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Executive Deferred Compensation Plan

Morinda’s Board of Directors implemented an unfunded executive deferred compensation plan in 2009 for certain executives of Morinda. All financial performance targets under the plan were achieved as of December 31, 2018, and a long-term liability of $4.1 million is included in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. After the executives retire, the deferred compensation obligation is payable over a period up to 20 years.

401(k) Plan

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all eligible U.S. employees who are entitled to participate at the beginning of the first full quarter following commencement of employment. The Company matches contributions up to 3% of the participating employee’s compensation, and these matching contributions vest over four years with 0% vested through the end of the first year of service and 33% vesting upon completion of each of the next three years of service. Total contributions to the 401(k) Plan amounted to $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively. The Company did not have a 401(k) Plan for the three and six months ended June 30, 2018.

Foreign Benefit Plans

Morinda has an unfunded retirement benefit plan for the Company’s Japanese branch that entitles substantially all employees in Japan, other than directors, to retirement payments. Morinda also has an unfunded retirement benefit plan in Indonesia that entitles all permanent employees to retirement payments.

Upon termination of employment, the Morinda employees of the Japanese branch are generally entitled to retirement benefits determined by reference to basic rates of pay at the time of termination, years of service, and conditions under which the termination occurs. If the termination is involuntary or caused by retirement at the mandatory retirement age of 65, the employee is entitled to a greater payment than in the case of voluntary termination. Morinda employees in Indonesia whose service is terminated are generally entitled to retirement benefits determined by reference to basic rates of pay at the time of termination, years of service and conditions under which the termination occurs. The unfunded benefit obligation for these defined benefit pension plans was approximately $3.3 and $3.0 million as of June 30, 2019 and December 31, 2018, respectively. Of this amount, approximately $3.2 and $2.9 million is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

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

The Company has various non-income tax contingencies in several countries. Such exposure could be material depending upon the ultimate resolution of each situation. As of June 30, 2019 and December 31, 2018, the Company has recorded a current liability under Accounting Standards Codification (ASC) 450, Contingencies, of approximately $0.8 million.

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

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Guarantee Deposits

Morinda has deposits in Korea for collateral on IPC returns dictated by law, and collateral to credit card companies for guarantee of IPC payments. As of June 30, 2019 and December 31, 2018, guarantee deposits of approximately $0.8 million are included in other long-term assets in the accompanying unaudited condensed consolidated balance sheets.

NOTE 12 — RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2019 and 2018, the Company granted restricted stock awards to five non-employee members of the Board of Directors for an aggregate of 90,910 and 153,000 shares of Common Stock. The fair value of these shares was based on the closing price of the Company’s Common Stock on the grant date and amounted to an aggregate of $0.5 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. Compensation expense is recognized over the 12-month vesting period after the respective grant dates for these restricted stock awards. Please refer to Note 9 for additional information about restricted stock awards.

NOTE 13 —NET LOSS PER SHARE

Net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. The calculation of diluted net loss per share includes dilutive stock options, unvested restricted stock awards, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. For the three and six months ended June 30, 2019 and 2018, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. As of June 30, 2019 and 2018, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2019	2018

Stock options	2,560	1,257
Restricted stock awards under LTI Plan:
Unvested shares of Common Stock issued	163	1,027
Unissued and unvested awards to Morinda employees	1,226	-
Non-plan restricted stock awards	-	982
Warrant issued for license agreement	200	-

Total	4,149	3,266

NOTE 14 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

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

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

The fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, payables to former Morinda shareholders, and notes payable approximate their carrying values as of June 30, 2019 and December 31, 2018. The contingent consideration obligations incurred in the business combinations with Marley and Morinda are recorded at estimated fair value as of June 30, 2019 and December 31, 2018. In addition, the net assets acquired in the business combinations discussed in Note 3 were generally recorded at fair market value on the date of closing. The Company did not have any other nonrecurring assets and liabilities measured at fair value as of June 30, 2019 and December 31, 2018.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s interest rate swap, earnout obligations under business combinations, and embedded derivative liability are the only liabilities that have been carried at fair value on a recurring basis. The Company’s interest rate swap was recorded at fair market value and was classified within Level 2 of the fair value hierarchy. The Company’s earnout obligations under business combinations are recorded at fair market value and have been classified within Level 3 of the fair value hierarchy. The Company’s embedded derivative liability was recorded at fair market value and was classified within Level 3 of the fair value hierarchy. Details of the business combination earnout obligations, including valuation methodology and key assumptions and estimates used, are disclosed in Note 3. Details of the interest rate swap and the embedded derivative liabilities, including valuation methodology and key assumptions and estimates used, are disclosed in Note 7. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the six months ended June 30, 2019 and 2018, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

For the three and six months ended June 30, 2019, no single customer comprised more than 10% of the Company’s consolidated net revenue. For each of the three and six months ended June 30, 2018, one customer comprised approximately 11% of the Company’s consolidated net revenue. A substantial portion of the Morinda segment is conducted in foreign markets, exposing the Company to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations. Approximately 70% of the Company’s consolidated net revenue and 90% of Morinda’s net revenue for 2019 is expected to be generated outside the United States, primarily in the Asia Pacific market. Morinda’s Tahitian Noni® Juice, MAX and other noni-based beverage products are expected to comprise over 85% of Morinda’s net revenue for 2019. However, if consumer demand for these products decreases significantly or if the Company ceases to offer these products without a suitable replacement, the Company’s consolidated financial condition and operating results would be adversely affected. The Company purchases fruit and other Noni-based raw materials from French Polynesia, but these purchases of materials are from a wide variety of individual suppliers with no single supplier accounting for more than 10% of its raw material purchases for the six months ended June 30, 2019. However, as the majority of the raw materials are consolidated and processed at the Company’s plant in Tahiti, the Company could be negatively affected by certain governmental actions or natural disasters if they occurred in that region of the world.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. Cash deposits, including those held in foreign branches of global banks often exceed the amount of insurance, if any, provided on such deposits. As of June 30, 2019, the Company had cash and cash equivalents with four financial institution in the United States with balances of $22.9 million, $8.4 million, $1.8 million and $1.0 million; three financial institutions in China with balances of $10.7 million, $4.5 million and $1.0 million; and two financial institutions in Japan with balances of $22.0 million and $6.2 million. As of December 31, 2018, the Company had cash and cash equivalents with a single financial institution in the United States with a balance of $6.5 million, and two financial institutions in China with balances of $14.5 million and $8.0 million. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographies and industries. The Company performs ongoing credit evaluations on certain customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential bad debts and historically such losses have been insignificant. As of June 30, 2019, the Company did not have any customers with an accounts receivable balance in excess of 10% of consolidated accounts receivable. As of June 30, 2018, the Company had two customers that comprised 11% and 10% of accounts receivable, net.

NOTE 15 — SEGMENTS AND GEOGRAPHIC CONCENTRATIONS

Reportable Segments

The Company follows segment reporting in accordance with ASC Topic 280, Segment Reporting. As a result of the business combination with Morinda in December 2018 as discussed in Note 3, the Company has changed its operating segments to consist of the Morinda segment and the New Age segment. The New Age segment was previously comprised of the Brands segment and the DSD segment which are now combined as a single segment as they are operating with a single management team. After the Morinda business combination, the Company’s CODM began assessing performance and allocating resources based on the financial information of these two reporting segments. Accordingly, the Company’s previous segment disclosures have been restated for the three and six months ended June 30, 2018.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

Net revenue by reporting segment for the three and six months ended June 30, 2019 and 2018, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Morinda	$52,060	$-	$100,282	$-
New Age	14,288	13,363	24,373	24,921

Total revenue	$66,348	$13,363	$124,655	$24,921

Gross profit by reporting segment for the three and six months ended June 30, 2019 and 2018, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Morinda	$40,469	$-	$78,174	$-
New Age	1,180	1,760	2,051	4,376

Total gross profit	$41,649	$1,760	$80,225	$4,376

Assets by reporting segment as of June 30, 2019 and December 31, 2018, are as follows (in thousands):

	2019	2018

Morinda	$216,464	$206,222
New Age	115,237	80,710

Total assets	$331,701	$286,932

Capital expenditures for property and equipment and identifiable intangible assets incurred by reporting segment for the three and six months ended June 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019		2018

Morinda	$461	$-	$577		$-
New Age	576	-	1,709	(1)	64

Total capital expenditures	$1,037	$-	$2,286		$64

(1)	Consists of additions to property and equipment of $0.9 million and the fair value of $0.8 million for a license agreement obtained through the issuance of a warrant as discussed in Note 5.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Geographic Concentrations

The following table presents net revenue by geographic region for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

United States of America	$16,945	$13,363	$33,400	$24,921
International	49,403	-	91,255	-

Total revenue	$66,348	$13,363	$124,655	$24,921

As of June 30, 2019, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $22.0 million. As of December 31, 2018, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $50.6 million, including approximately $30.7 million located in Japan.

NOTE 16 — SUBSEQUENT EVENTS

BWR Merger Agreement

As discussed in Note 3, on May 30, 2019, the Company entered into the BWR Merger Agreement. On July 10, 2019, the closing occurred resulting in completion of the transactions contemplated by the BWR Merger Agreement. Pursuant to the BWR Merger Agreement, the total consideration amounted to approximately $5.9 million consisting of (i) cash of $0.5 million to the Seller; (ii) repayment of $2.5 million of the outstanding indebtedness of BWR, and (iii) issuance of up to 700,000 shares of the Company’s Common Stock with an estimated fair value on the closing date of approximately $2.9 million. The BWR Merger Agreement provided that if BWR’s working capital set forth on the closing date balance sheet is negative, then the 700,000 shares issuable to the Seller will be reduced to account for the deficiency. The shares of Common Stock, as adjusted for any working capital deficiency, are expected to be issued in the first half of August 2019. The BWR Merger Agreement will be accounted for in the third quarter of 2019 and the Company will begin consolidating the financial results of BWR commencing on the closing date.

Interest Rate Agreement

The Company entered into an ISDA 2002 Master Agreement (the “Interest Rate Agreement”) dated July 31, 2019, including all Schedules and Annexes thereto, with EWB. The confirmation under the Interest Rate Agreement, provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. The Interest Rate Agreement was entered into pursuant to the terms of the Credit Facility with EWB discussed in Note 7, which required the entry into interest rate swap agreements with an aggregate face amount equal to 50% of the Term Loan principal amount.

In connection with the Interest Rate Agreement, certain of the Company’s direct and indirect subsidiaries (the “Subsidiaries”) entered into an Unlimited Continuing Guaranty (Swap Transactions), as of July 31, 2019 (the “Guaranty”) for the benefit of EWB pursuant to which each of the Subsidiaries agreed to guaranty all Swap Obligations, as defined in the Guaranty, including all debt obligations and liabilities arising under the Interest Rate Agreement.

First Amendment, Waiver and Consent to Credit Facility

On August 5, 2019, the Company entered into a First Amendment, Waiver and Consent to the Credit Facility, effective as of July 11, 2019 (the “Amendment”), pursuant to which EWB waived any non-compliance by the Company with certain covenants in the Credit Facility that may have occurred or would otherwise arise as a result of the BWR Merger Agreement. Pursuant to the Amendment, BWR entered into a Supplement to Guarantee and Pledge and an Intellectual Property Security Agreement. The Amendment also includes certain post-closing obligations to be completed by the Company.

Payment of Current Liabilities

In July 2019, the Company paid $8.0 million of the business combination liabilities discussed in Note 3, and $9.7 million of borrowings outstanding under the EWB Revolver discussed in Note 7.

Offering Agreement

In connection with the ATM Offering Agreement discussed in Note 8, for the period from July 1, 2019 through August 8, 2019, the Company sold an aggregate of approximately 542,000 shares of Common Stock for net proceeds of approximately $2.1 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in our 2018 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Part I, Item 1 of this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” above. Our actual results may differ materially from those described below. You should read the “Risk Factors” section set forth in Item 1A of our 2018 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our Business Model

We are a healthy beverages and lifestyles company engaged in the development and commercialization of a portfolio of organic, natural and other better-for-you healthy beverages, liquid dietary supplements, and other healthy lifestyle products. We compete in the growth segments of the beverage industry as a leading one-stop shop supplier for major retailers and distributors. We also are one of the few companies that commercializes its business across multiple channels including traditional retail, e-commerce, direct to consumer, and the medical channel. We market a full portfolio of Ready-to-Drink (“RTD”) better-for-you beverages including competitive offerings in the kombucha, tea, coffee, functional waters, relaxation drinks, energy drinks, rehydrating beverages, and functional medical beverage segments. We also offer liquid dietary supplement products, including Tahitian Noni® Juice, through a direct-to-consumer model using independent distributors called independent product consultants (“IPCs”). We differentiate our brands through functional performance characteristics and ingredients and offer products that are organic and natural, with no high-fructose corn syrup (“HFCS”), no genetically modified organisms (“GMOs”), no preservatives, and only natural flavors, fruits, and ingredients. We rank as one of largest healthy beverage companies in the world as well as one of the fastest growing beverage companies according to Beverage Industry Magazine annual rankings. Our goal is to become the world’s leading healthy beverage company, with leading brands for consumers, and leading growth for retailers and distributors. Our target market is health conscious consumers, who are becoming more interested and better educated on what is included in their diets, causing them to shift away from less healthy options such as carbonated soft drinks or other high caloric beverages and towards alternative beverage choices. We believe consumer awareness of the benefits of healthier lifestyles and the availability of heathier beverages is rapidly accelerating worldwide, and we are capitalizing on that shift.

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

Recent Developments

Reference is made to Notes 3, 6, 7, 8 and 16 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of Recent Developments during 2019, including (i) a new Credit Facility for $25.0 million of funding with East West Bank entered into on March 29, 2019, as discussed in Note 7, (ii) repayment and termination of the Siena Revolver on March 29, 2019, as discussed in Note 7, (iii) a sale leaseback of real estate in Tokyo, Japan entered into on March 22, 2019 that resulted in a net selling price of $53.5 million, as discussed in Note 6, (iv) an At the Market Offering agreement entered into on April 30, 2019 that resulted in net proceeds of $13.2 million through August 8, 2019, as discussed in Notes 8 and 16, and (v) the closing of a Merger Agreement with BWR for total consideration of approximately $5.9 million on July 10, 2019, as discussed in Notes 3 and 16. These Recent Developments are also discussed below under the caption Liquidity and Capital Resources.

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

Cost of goods sold. Cost of goods sold primarily consists of direct costs attributable to the production of goods by Morinda as well as third party manufacturers. It also includes freight costs, shrinkage, ecommerce fulfillment, distribution and warehousing costs related to products sold.

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

Change in Fair Value of Earnout Obligations. When we enter into business combinations, the acquisition-related transaction costs are accounted for as expenses in the periods in which such costs are incurred. When we enter business combinations, a portion of the consideration may be contingent on future operating performance of the acquired business. In these circumstances, we determine the fair value of the contingent consideration as a component of the purchase price, and all future changes in the fair value of our obligations is reflected as an adjustment to our operating expenses in the period that the change is determined. In periods when the fair value of contingent consideration increases, we recognize an expense and when the fair value of contingent consideration decreases, we recognize a gain.

Impairment of right-of-use lease assets. We perform an evaluation to determine if impairment exists when we decide to cease using certain right-of-use lease assets and decide to sublease space that is no longer needed for current operations. If we determine that a loss is expected to occur due to a delay in engaging with a qualified subtenant and/or due to unfavorable market rates for similar commercial properties, we recognize an impairment charge based on the expected discounted cash flows.

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

Gain on change in fair value of embedded derivatives. The Siena Revolver contains features referred to as embedded derivatives that are required to be bifurcated and recorded at fair value. Embedded derivatives include requirements to pay default interest upon the existence of an event of default and to pay “make-whole” interest for certain mandatory and voluntary prepayments of the outstanding principal balance under the Siena Revolver. We perform valuations of the embedded derivatives on a quarterly basis. Changes in the fair value of embedded derivatives are reflected as a non-operating gain or loss in our consolidated statements of operations.

Interest and other income (expense), net. Interest and other income (expense), net consists primarily of interest income on short term highly liquid investments in money market funds, net of non-operating expenses.

Gains from sale of property and equipment. Gains from the sale of property and equipment are reflected in the period that the sale transaction closes.

Income tax expense. The provision for income taxes is based on the amount of our taxable income and enacted federal, state and foreign tax rates, as adjusted for allowable credits and deductions. Our provision for current income taxes consists only of foreign taxes for the periods presented as we had no taxable income for U.S. federal or state purposes.

Results of Operations

Three Months Ended June 30, 2019 and 2018

Our consolidated statements of operations for the three months ended June 30, 2019 and 2018, are presented below (in thousands):

			Change
	2019	2018	Amount	Percent

Net revenue	$66,348	$13,363	$52,985	397%
Cost of goods sold	24,699	11,603	13,096	113%

Gross profit	41,649	1,760	39,889	2266%
Gross margin	63%	13%

Operating expenses:
Commissions	19,607	346	19,261	5567%
Selling, general and administrative	28,175	4,142	24,033	580%
Change in fair value of earnout obligations	(6,665)	-	(6,665)	(1)
Impairment of right-of-use lease assets	1,500	-	1,500	(1)
Depreciation and amortization expense	2,017	517	1,500	290%

Total operating expenses	44,634	5,005	39,629	792%

Operating loss	(2,985)	(3,245)	260	-8%

Non-operating income (expenses):
Interest expense	(756)	(125)	(631)	505%
Interest and other income (expense), net	(143)	3	(146)	-4867%

Loss before income taxes	(3,884)	(3,367)	(517)	15%

Income tax expense	(7,797)	-	(7,797)	(1)

Net loss	$(11,681)	$(3,367)	$(8,314)	247%

(1)      Percentage is not applicable since no amounts were incurred for the three months ended June 30, 2018.

Revenue. Net revenue increased from $13.4 million for the three months ended June 30, 2018 to $66.3 million for the three months ended June 30, 2019, an increase of $53.0 million. For the three months ended June 30, 2019, the vast majority of this increase was attributable to the Morinda segment which generated net revenue of $52.1 million. Since the Morinda acquisition closed on December 21, 2018, no revenue was generated by this segment for the three months ended June 30, 2018. Net revenue for the New Age segment increased by 7% from $13.4 million for the three months ended June 30, 2018 to $14.3 million for the three months ended June 30, 2019. The increase in net revenue for the New Age segment was primarily attributable to an increase in revenue in our DSD division.

Cost of goods sold. Cost of goods sold increased from $11.6 million for the three months ended June 30, 2018 to $24.7 million for the three months ended June 30, 2019, an increase of $13.1 million. For the three months ended June 30, 2019, $13.3 million of this increase was attributable to the Morinda segment. Since the Morinda acquisition closed on December 21, 2018, no cost of goods sold was incurred by this segment for the three months ended June 30, 2018. The remainder of the increase in cost of goods sold was attributable to the New Age segment which increased from $9.2 million for the three months ended June 30, 2018 to $13.1 million for the three months ended June 30, 2019, an increase of 13%. This increase in cost of goods sold for the New Age segment was due to higher product costs incurred in the second half of 2018 due to smaller production runs and buying raw materials in smaller amounts on the spot market, so we were not getting economies of scale with our purchasing which was related to our working capital constraints in 2018. For the three months ended June 30, 2019, we continued to cycle through these higher cost inventories which increased our cost of goods sold. Additionally, during the three months ended June 30, 2019 we completed full inventory counts and reconciliations which resulted in an expense of $1.6 million.

Gross profit. Gross profit increased from $1.8 million for the three months ended June 30, 2018 to $41.6 million for the three months ended June 30, 2019, an increase of $39.9 million. Gross margin increased from 13% for the three months ended June 30, 2018 to 63% for the three months ended June 30, 2019. The increase in gross profit and gross margin was attributable to the Morinda segment due to the business combination with Morinda on December 21, 2018. The increase in gross profit of $39.9 million was attributable to the Morinda segment which accounted for $40.5 million of gross profit and was partially offset by a reduction of $0.6 million in gross profit for the New Age segment. As discussed above, the reduction of $0.6 million in gross profit for the New Age segment for the three months ended June 30, 2019, was due to product costs that increased by 13% whereas net revenues only increased by 7%.

Commissions. Commissions increased from $0.3 million for the three months ended June 30, 2018 to $19.6 million for the three months ended June 30, 2019, an increase of $19.3 million. This increase was due to the Morinda business combination which resulted in commissions of $19.2 million, or approximately 37% of the net revenue generated by the Morinda segment. Under Morinda’s business model, commissions typically range between 37% and 40% of net revenue whereas commissions for the New Age segment are typically about 3% of net revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $4.1 million for the three months ended June 30, 2018 to $28.2 million for the three months ended June 30, 2019, an increase of $24.0 million. This increase was primarily attributable to (i) $21.1 million related to the Morinda segment, (ii) an increase in compensation and benefits for the New Age segment of $1.6 million, and (iii) an increase in rent and occupancy costs for the New Age segment of $0.8 million primarily related to our new Denver location and our Aurora warehouse.

The key components of selling, general and administrative expenses for the Morinda segment consist of (i) compensation and benefit costs of $12.3 million, including stock-based compensation expense of $1.5 million, (ii) business meetings, awards, promotions and travel of $3.5 million, (iii) rent, repairs and other occupancy costs of $2.6 million, and (iv) professional fees of $0.7 million, and (v) transaction fees, communications expense and other of $2.0 million.

Change in fair value of earnout obligations. In connection with the Morinda business combination, we are obligated to make an earnout payment referred to as a Milestone Dividend up to an aggregate of $15.0 million if the Adjusted EBITDA of Morinda is at least $20.0 million for the year ending December 31, 2019. As of June 30, 2019 and March 31, 2019, the estimated fair value of the Milestone Dividend was approximately $6.5 million and $13.1 million, respectively. For the three months ended June 30, 2019, the reduction in the fair value of the Milestone Dividend resulted in an unrealized gain of approximately $6.7 million. Depending on the progress toward achieving the Milestone Dividend for the third quarter of 2019, we may recognize (i) additional unrealized gains up to $6.5 million if the fair value of the Milestone Dividend decreases further during the third quarter of 2019, or (ii) an unrealized loss up to $8.5 million if the fair value of the Milestone Dividend increases to the maximum value of $15.0 million.

Depreciation and amortization expense. Depreciation and amortization expense increased from $0.5 million for the three months ended June 30, 2018 to $2.0 million for the three months ended June 30, 2019, an increase of $1.5 million. This increase was due to approximately $0.6 million of depreciation and $0.9 million of amortization related to the Morinda acquisition that closed on December 21, 2018. As of June 30, 2019, we have approximately $44.0 million of identifiable intangible assets and approximately $25.1 million of depreciable property and equipment related to the Morinda business combination. Accordingly, we expect to continue to recognize a significant increase in depreciation and amortization expense for the remainder of the year ending December 31, 2019.

Interest expense. Interest expense increased from $0.1 million for the three months ended June 30, 2018 to $0.8 million for the three months ended June 30, 2019, an increase of $0.6 million. The increase in interest expense was primarily attributable to (i) interest expense under the EWB Credit Facility of $0.2 million based on a weighted average interest rate of 6.0% and weighted average borrowings outstanding of $15.6 million for the three months ended June 30, 2019, and (ii) accretion of discount of $0.4 million related to the Morinda business combination liabilities. For the three months ended June 30, 2018, we incurred interest expense of $0.1 million which was primarily attributable to a revolving credit agreement with U.S. Bank that was terminated in June 2018.

Interest and other income (expense), net. For the three months ended June 30, 2019, we had net other expense of $0.1 million as compared to the three months ended June 30, 2018, when we had net other income of $3,000. The increase in other net other expenses was primarily attributable to other non-operating expenses of $0.2 million, partially offset by an increase in interest income of $0.1 million. The increase in interest income of $0.1 million for the three months ended June 30, 2019 was due to a significant increase in our cash and cash equivalents available for temporary money market investments.

Income tax expense. Due to the establishment of a valuation allowance applied against our domestic net deferred tax assets, we did not recognize a domestic income tax benefit for the three months ended June 30, 2019. For the three months ended June 30, 2019, we recognized income tax expense of $7.8 million, which consisted of the $3.3 million valuation allowance, reversal of a domestic tax benefit of $4.1 million that was recognized for the quarter ended March 31, 2019, and foreign tax expense of $0.4 million.

Six Months Ended June 30, 2019 and 2018

Our consolidated statements of operations for the six months ended June 30, 2019 and 2018, are presented below (in thousands):

			Change
	2019	2018	Amount	Percent

Net revenue	$124,655	$24,921	$99,734	400%
Cost of goods sold	44,430	20,545	23,885	116%

Gross profit	80,225	4,376	75,849	1733%
Gross margin	64%	18%

Operating expenses:
Commissions	37,645	673	36,972	5494%
Selling, general and administrative	55,017	8,398	46,619	555%
Change in fair value of earnout obligations	(6,665)	100	(6,765)	-6765%
Impairment of right-of-use lease assets	1,500	-	1,500	(1)
Depreciation and amortization expense	4,253	1,038	3,215	310%

Total operating expenses	91,750	10,209	81,541	799%

Operating loss	(11,525)	(5,833)	(5,692)	98%

Non-operating income (expenses):
Gain from sale of land and building	6,442	-	6,442	(1)
Interest expense	(2,402)	(181)	(2,221)	1227%
Other debt financing expenses	(224)	-	(224)	(1)
Gain from change in fair value of embedded derivatives	470	-	470	(1)
Interest and other income (expense), net	39	(4)	43	-1075%

Loss before income taxes	(7,200)	(6,018)	(1,182)	20%

Income tax expense	(6,097)	-	(6,097)	(1)

Net loss	$(13,297)	$(6,018)	$(7,279)	121%

(1)     Percentage is not applicable since no amounts were incurred for the six months ended June 30, 2018.

Revenue. Net revenue increased from $24.9 million for the six months ended June 30, 2018 to $124.7 million for the six months ended June 30, 2019, an increase of $99.7 million. For the six months ended June 30, 2019, this increase was attributable to the Morinda segment which generated net revenue of $100.3 million. Since the Morinda acquisition closed on December 21, 2018, no revenue was generated by this segment for the six months ended June 30, 2018. Net revenue for the New Age segment decreased by 2% from $24.9 million for the six months ended June 30, 2018 to $24.4 million for the six months ended June 30, 2019. The decrease in net revenue for the New Age segment was primarily attributable an increase in discounts and allowances during the first quarter of $0.9 million which was driven by the increase in billbacks and discounts from two of our major distributors where we were impacted by significant charges on shipments we shorted because of our inventory challenges, and we faced a high level of changeover charges related to one of the products in the Coco-Libre brand and one of the products in the Marley brand which we are discontinuing to focus on products with higher future sales potential.

Cost of goods sold. Cost of goods sold increased from $20.5 million for the six months ended June 30, 2018 to $44.4 million for the six months ended June 30, 2019, an increase of $23.9 million. For the six months ended June 30, 2019, $22.1 million of this increase was attributable to the Morinda segment. Since the Morinda acquisition closed on December 21, 2018, no cost of goods sold was incurred by this segment for the six months ended June 30, 2018. The remainder of the increase in cost of goods sold of $1.8 million was attributable to the New Age segment which increased from $20.5 million for the six months ended June 30, 2018 to $22.3 million for the six months ended June 30, 2019, an increase of 9%. This increase in cost of goods sold for the New Age segment was due to higher product costs incurred in the second half of 2018 due to smaller production runs and buying raw materials in smaller amounts on the spot market, so we were not getting economies of scale with our purchasing which was related to our working capital constraints in 2018. For the six months ended June 30, 2019, we continued to cycle through these higher cost inventories which increased our cost of goods sold. Additionally, during the six months ended June 30, 2019 we completed full inventory counts and reconciliations which resulted in an expense of $1.6 million.

Gross profit. Gross profit increased from $4.4 million for the six months ended June 30, 2018 to $80.2 million for the six months ended June 30, 2019, an increase of $75.8 million. Gross margin increased from 18% for the six months ended June 30, 2018 to 64% for the six months ended June 30, 2019. The increase in gross profit and gross margin was attributable to the Morinda segment due to the business combination with Morinda on December 21, 2018. The overall increase in gross profit was attributable to the Morinda segment which accounted for $78.2 million of gross profit and was partially offset by a reduction of $2.4 million in gross profit for the New Age segment. As discussed above, the reduction of $2.4 million in gross profit for the New Age segment for the six months ended June 30, 2019, was due to product costs that increased by 9% whereas net revenue decreased by 2%.

Commissions. Commissions increased from $0.7 million for the six months ended June 30, 2018 to $37.6 million for the six months ended June 30, 2019, an increase of $37.0 million. This increase was due to the Morinda business combination which resulted in commissions of $36.9 million, or approximately 37% of the net revenue generated by the Morinda segment. Under Morinda’s business model, commissions typically range between 37% and 40% of net revenue whereas commissions for the New Age segment are typically about 3% of net revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $8.4 million for the six months ended June 30, 2018 to $55.0 million for the six months ended June 30, 2019, an increase of $46.6 million. This increase consisted of $41.4 million related to the Morinda segment and $5.2 million related to the New Age segment. Increases for the New Age segment consisted of (i) compensation and benefits of $2.4 million, including an increase in stock-based compensation of $0.4 million, (ii) rent and occupancy costs of $1.1 million, (iii) director and officer insurance premiums and other costs of $0.8 million, and (iv) professional fees of $0.3 million.

The key components of the $41.4 million of selling, general and administrative expenses for the Morinda segment consist of (i) compensation and benefit costs of $24.0 million, including stock-based compensation expense of $3.0 million, (ii) business meetings, awards, promotions and travel of $7.2 million, (iii) rent, repairs and other occupancy costs of $5.0 million, (iv) professional fees of $1.5 million, and (v) transaction fees, communications expense and other of $3.7 million.

Change in fair value of earnout obligations. In connection with the Morinda business combination, we are obligated to make an earnout payment referred to as a Milestone Dividend, up to an aggregate of $15.0 million if the Adjusted EBITDA of Morinda is at least $20.0 million for the year ending December 31, 2019. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Milestone Dividend was approximately $6.5 million and $13.1 million, respectively. For the six months ended June 30, 2019, the reduction in the fair value of the Milestone Dividend resulted in an unrealized gain of approximately $6.7 million.

We are also subject to an earnout obligation in connection with the Marley business combination that provides for a one-time payment of $1.25 million beginning at such time that revenue for the Marley reporting unit is equal to or greater than $15.0 million during any trailing twelve calendar month period. As of June 30, 2018 and December 31, 2017, the estimated fair value of the Marley earnout was approximately $0.9 million and $0.8 million, respectively. For the six months ended June 30, 2018, the increase in the fair value of the Marley earnout resulted in an unrealized loss of approximately $0.1 million. Since there was no change in the fair value of the Marley earnout for the six months ended June 30, 2019, no gain or loss was recognized.

Depreciation and amortization expense. Depreciation and amortization expense increased from $1.0 million for the six months ended June 30, 2018 to $4.3 million for the six months ended June 30, 2019, an increase of $3.2 million. This increase was due to approximately $1.4 million of depreciation and $1.8 million of amortization related to the Morinda acquisition that closed on December 21, 2018.

Gain from sale of building. On March 22, 2019, we entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.0 million of the land and building in Tokyo that serves as the corporate headquarters of Morinda’s Japanese subsidiary. Concurrently with the sale, we entered into a lease of this property for an expected term of 20 years with an extension option for an additional 7 years. The sale of this property resulted in a gain of $24.1 million and we determined that $17.6 million of the gain was the result of above-market rent inherent in the leaseback arrangement. The $17.6 million portion of the gain related to above market rent is being accounted for as a lease concession whereby the gain will result in a reduction of rent expense of approximately $0.9 million per year over the 20-year lease term. The remainder of the gain of $6.4 million was attributable to the highly competitive process among the entities that bid to purchase the property and, accordingly, is recognized as a gain in our unaudited condensed consolidated statement of operations for the six months ended June 30, 2019. For the six months ended June 30, 2018, no gain or loss was recognized since we did not sell any of our property and equipment.

Interest expense. Interest expense increased from $0.2 million for the six months ended June 30, 2018 to $2.4 million for the six months ended June 30, 2019, an increase of $2.2 million. The increase in interest expense was primarily attributable to (i) termination of the Siena Revolver which resulted in a make-whole prepayment penalty of $0.5 million, (ii) accretion of discount and write-off of debt issuance costs of $0.5 million related to the Siena Revolver, (iii) accretion of discount of $1.0 million related to the Morinda business combination liabilities, and (iv) interest expense under the EWB Credit Facility of $0.3 million based on a weighted average interest rate of 6.0% and weighted average borrowings outstanding of $8.3 million for the six months ended June 30, 2019. For the six months ended June 30, 2018, we incurred interest expense of $0.2 million which was primarily attributable to a revolving credit agreement with U.S. Bank that was terminated in June 2018.

Other debt financing expenses. For the six months ended June 30, 2019, we incurred other debt financing expenses of $0.2 million as compared to the six months ended June 30, 2018 when no other debt financing expenses were incurred. Other debt financing expenses include collateral monitoring fees, unused line fees, and other fees charged under the Siena Revolver.

Gain on change in fair value of embedded derivatives. In August 2018, we entered into the Siena Revolver that provided for borrowings up to $12.0 million. The Siena Revolver included features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. We determined that embedded derivatives included the requirement to pay (i) an early termination premium if the Siena Revolver was terminated before the maturity date in August 2021, and (ii) default interest at a 5.0% premium if events of default existed. An early termination premium equal to 4.0% of the $12.0 million commitment was required to be paid if the Siena Revolver was terminated during the first year after the August 2018 closing date.

As of December 31, 2018, the fair value of these embedded derivatives was $0.5 million which resulted in the recognition of a liability of $0.5 million. Increases in the fair value of embedded derivatives result in losses that are recognized when the likelihood increases that a future cash payment will be required to settle an embedded derivative, whereas gains are recognized when the fair value decreases. Decreases in fair value occur when we become contractually obligated to pay an embedded derivative (whereby the embedded derivative liability is transferred to a contractual liability), or as the likelihood of a future cash settlement decreases. We recognized a gain of $0.5 million for the six months ended June 30, 2019 since we incurred a contractual liability to pay the 4.0% prepayment fee on March 29, 2019 when we terminated the Siena Revolver with the proceeds of the East West Bank financing discussed below under Liquidity and Capital Resources.

Interest and other income (expense), net. For the six months ended June 30, 2019, we had net other expenses of $39,000 as compared to the six months ended June 30, 2018, when we had net other expenses of $4,000. Net other income for the six months ended June 30, 2019 consisted of interest income of $0.1 million, partially offset by other non-operating expenses of $0.1 million.

Income tax expense. Due to the establishment of a valuation allowance applied against our domestic net deferred tax assets, we did not recognize a domestic income tax benefit for the six months ended June 30, 2019. For the six months ended June 30, 2019, we recognized income tax expense of $6.1 million, which consisted of the $3.3 million valuation allowance and foreign tax expense of $2.8 million.

Liquidity and Capital Resources

Overview

As of June 30, 2019, we had cash and cash equivalents of $83.6 million and working capital of $57.8 million. For the six months ended June 30, 2019, we incurred a net loss of $13.3 million and we had cash provided by operating activities of $2.5 million.

As of June 30, 2019, we have contractual obligations of approximately $34.4 million that are due during the 12-Month period ending June 30, 2020. This amount includes (i) payables to the former stockholders of Morinda with a carrying value of $14.4 million as discussed below, (ii) operating lease payments of $9.1 million, and (iii) estimated cash payments due under our debt agreements of $10.8 million. In July 2019, we elected to repay all outstanding borrowings of $9.7 million under the EWB Revolver and the remaining $1.1 million of principal payments are payable in monthly installments of $125,000 commencing in October 2019. Our contractual obligations discussed above exclude any additional principal payments under the EWB Term Loan based on the calculation of Excess Cash Flow, beginning with the year ending December 31, 2019 (payable in April 2020).

Based on our expectations for future growth in net revenue for the Morinda and New Age segments, we believe our expected cash flow from operating activities for the 12-Months ending June 30, 2020, combined with our existing cash resources of $83.6 million, will be sufficient to fund our working capital requirements and the remainder of our net contractual obligations.

Morinda Business Combination Liabilities

In April 2020, we are obligated to make an earnout payment based on the calculation of a Milestone Dividend as set forth in the terms of our Series D Preferred Stock. The maximum Milestone Dividend is $15.0 million if the Adjusted EBITDA of Morinda is $20.0 million or more for the year ending December 31, 2019. If Adjusted EBITDA is $17.0 million or less for the year ending December 31, 2019, no Milestone Dividend is payable. The Milestone Dividend earnout is recorded in our financial statements at fair value, which amounted to $6.5 million as of June 30, 2019. In addition, we are obligated to make the remaining excess working capital (“EWC”) payments related to the Morinda business combination with a net carrying value of approximately $13.1 million as of June 30, 2019. The table below summarizes the range of cash settlements and the net carrying value of the Morinda business combination liabilities as of June 30, 2019 (in thousands):

	Carrying	Gross Settlement Value
	Value, Net	Minimum	Maximum

Payables to former Morinda stockholders, net:
EWC payable in July 2019	$7,962	$8,000	$8,000
EWC payable in July 2020	5,130	5,463	5,463
Earnout under Series D preferred stock in April 2020	6,469	-	15,000
Total	19,561	13,463	28,463
Less long-term portion	(5,130)	(5,463)	(5,463)
Current portion	$14,431	$8,000	$23,000

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

Borrowings outstanding under the Credit Facility bear interest at the Prime Rate (5.5% as of June 30, 2019) plus 0.50%. However, if the Total Leverage Ratio (as defined in the Credit Facility) is subsequently less than 1.50 to 1.00, borrowings will bear interest at the Prime Rate plus 0.25%. We may voluntarily prepay amounts outstanding under the EWB Revolver on ten business days’ prior notice to EWB without prepayment charges. In the event the EWB Revolver is terminated prior to the Maturity Date, we would be required to pay an early termination fee in the amount of 0.50% of the revolving line. Additional borrowing requests under the EWB Revolver are subject to various customary conditions precedent, including satisfaction of a borrowing base test as more fully described in the Credit Facility. The EWB Revolver also provides for an unused line fee equal to 0.5% per annum of the undrawn portion. The EWB Revolver includes a subjective acceleration clause and a lockbox arrangement where we are required to direct our customers to remit payments to a restricted bank account, whereby all available funds are used to pay down the outstanding principal balance under the EWB Revolver. Accordingly, we are required to classify the entire outstanding principal balance of the EWB Revolver as a current liability in our unaudited condensed consolidated balance sheets.

On July 1, 2019, we elected to make a voluntary prepayment of $9.7 million of principal to repay all outstanding borrowings under the EWB Revolver. Subject to the terms of the Credit Facility, we may reborrow up to $10.0 million under the EWB Revolver through the Maturity Date.

Payments under the Term Loan are interest-only for the first six months and are followed by principal and interest payments amortized over the remaining term of the Term Loan. We may elect to prepay the Term Loan before the Maturity Date on 10 business days’ notice to EWB subject to a prepayment fee of 2% for the first year of the Term Loan and 1% for the second year of the Term Loan. No later than 120 days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2019, we are required to make a payment towards the outstanding principal amount of the Term Loan in an amount equal to 35% of the Excess Cash Flow (as defined in the Credit Facility), if the Total Leverage Ratio is less than 1.50 to 1.00 or (i) 50% of the Excess Cash Flow if the Total Leverage Ratio is greater than or equal to 1.50 to 1.00. Mandatory principal payments based on Excess Cash Flow generated in subsequent quarters are excluded from our current liabilities since they are contingent payments based on the generation of working capital in the future.

At the Market Offering Agreement

On April 30, 2019, we entered into an At the Market Offering Agreement (the “ATM Offering Agreement”) with Roth Capital Partners, LLC (the “Agent”), pursuant to which we may offer and sell from time to time up to an aggregate of $100 million in shares of our Common Stock (the “Placement Shares”), through the Agent. We have no obligation to sell any of the Placement Shares under the ATM Offering Agreement which terminates on April 30, 2020 and may be earlier terminated by both parties. We intend to use the net proceeds from this offering for general corporate purposes, including working capital. Under the terms of the ATM Offering Agreement, we agreed to pay the Agent a commission equal to 3% of the gross proceeds from the gross sales price of the Placement Shares up to $30 million, and 2.5% of the gross proceeds from the gross sales price of the Placement Shares in excess of $30 million. Through June 30, 2019, an aggregate of approximately 2.2 million shares of Common Stock were sold for net proceeds of approximately $11.4 million. Total commissions and fees deducted from the net proceeds were $0.4 million and other offering costs of $0.2 million were incurred for the three and six months ended June 30, 2019.

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

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	2019	2018	Change

Net cash provided by (used in):
Operating activities	$2,517	$(6,424)	$8,941
Investing activities	30,879	(64)	30,943
Financing activities	6,916	6,416	500

Cash Flows from Operating Activities

The key components in the calculation of our cash flows from operating activities for the six months ended June 30, 2019 and 2018, are as follows (in thousands):

	2019	2018	Change

Net loss	$(13,297)	$(6,018)	$(7,279)
Deferred income tax benefit	(8,543)	-	(8,543)
Gain from sale of land and building	(6,442)	-	(6,442)
Change in fair value of earnout obligations	(6,665)	100	(6,765)
Other non-cash and non-operating expenses, net	11,878	2,012	9,866
Changes in operating assets and liabilities, net	25,586	(2,518)	28,104
Total	$2,517	$(6,424)	$8,941

For the six months ended June 30, 2019, our net loss was $13.3 million compared to a net loss of $6.0 million for the six months ended June 30, 2018. Please refer to the section Results of Operations above for a discussion of the factors that resulted in our net losses. For the six months ended June 30, 2019, we recognized a gain from sale of our land and building in Tokyo. This gain will be taxable on our Japanese income tax return for 2019. As a result of the gain from sale of our land and building in Tokyo and profits generated in other foreign jurisdictions, we recorded income taxes payable of $11.9 million in Japan and $3.9 million in other jurisdictions as of June 30, 2019. For financial reporting purposes, $17.6 million of the gain is being accounted for as a lease incentive that will be recognized as a reduction of rent expense over the lease term of 20 years. Similarly, the gain on sale of land and building is excluded from our operating cash flows since it was generated from the receipt of investing cash flows. For the six months ended June 30, 2019, we also recognized an unrealized gain on the change in fair value of the Morinda earnout obligations of $6.7 million. Accordingly, the deferred income tax benefit, the gain on sale, and the change in fair value of earnout obligations all favorably impacted our net loss but did not generate any operating cash flows for the six months ended June 30, 2019.

Other net non-cash and non-operating expenses partially mitigated the impact of our net loss by $11.9 million. For the six months ended June 30, 2019, non-cash and non-operating expenses consisted of (i) depreciation and amortization expense of $4.4 million, (ii) stock-based compensation expense of $4.3 million, (iii) impairment of right-of-use lease assets of $1.5 million, (iv) accretion and amortization of debt discount and issuance costs of $1.6 million, and (v) make-whole premium of $0.5 million. These non-cash expenses total $12.3 million and were partially offset by a gain from the change in fair value of embedded derivatives for $0.5 million.

For the six months ended June 30, 2019, changes in operating assets and liabilities provided $25.6 million of operating cash flows. Changes that increased operating cash flows include (i) a net increase due to the unamortized balance of the deferred lease incentive obligation of $17.4 million, (ii) an increase in accounts payable and accrued liabilities of $16.7 million that was driven by the increase in income taxes payable as discussed above, and (iii) a reduction in inventories of $0.2 million. The $17.4 million deferred lease incentive obligation represents the unamortized portion of the proceeds from the sale leaseback of Morinda’s corporate offices in Tokyo that is attributable to above-market rent that we are obligated to pay over the first 20 years of the lease term. The deferred lease incentive obligation is expected to result in negative operating cash flows of approximately $73,000 per month as the above-market portion of the lease payments are made over the first 20 years of the lease term. The total current income tax liabilities of $15.8 million are expected to be paid during 2019 and will result in negative operating cash flows in the periods in which we are required to make the payments.

The aggregate operating cash flow impact of the deferred lease incentive, the increase in accounts payable and accrued liabilities, and the reduction in inventories amounted to an increase in operating cash flows of $34.3 million. These increases in operating cash flows were partially offset by a deficiency of $5.3 million as cash collections lagged behind the increase in our trade receivables, and we spent $3.7 million for increased prepaid expenses, deposits and other assets.

For the six months ended June 30, 2018, cash flows used in operating activities amounted to $6.4 million. While we recognized a net loss of $6.0 million for the six months ended June 30, 2018, the change in fair value of our obligations under the Marley earnout of $0.1 million and other net non-cash expenses of $2.0 million mitigated the cash impact of our net loss. For the six months ended June 30, 2018, other non-cash expenses consisted of depreciation and amortization expense of $1.0 million, stock-based compensation expense of $0.9 million, and issuance of Common Stock to settle accrued interest for $0.1 million.

For the six months ended June 30, 2018, changes in operating assets and liabilities used $2.5 million of operating cash flows including an increase in inventories of $2.5 million, and expenditures resulting in a net increase in prepaid expenses and other assets of $0.7 million. These uses of operating cash flows amount to a total of $3.2 million and were partially offset by cash collections that resulted in a reduction in accounts receivable of $0.1 million, and a net increase in accounts payable and accrued liabilities of $0.6 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2019, cash provided by investing activities of $30.9 million was primarily driven by the sale leaseback of our land and building in Tokyo whereby $31.4 million of the proceeds were attributable to the sale of the property and an additional $1.7 million of proceeds was provided subject to our obligation to perform post-closing repairs and refurbishments to the property. For the six months ended June 30, 2019, these investing cash inflows totaled $33.1 million and were partially offset by capital expenditures of $1.2 million and a loan to BWR for $1.0 million. Our capital expenditures included leasehold improvements related to our new distribution facility in Aurora Colorado of $0.3 million, transportation equipment of $0.3 million, and computer and other equipment primarily related to our new facility in Aurora and our headquarters location in Denver for a total of $0.4 million. The BWR loan was a condition of the BWR Merger Agreement that closed in July 2019 and resulted in additional investing cash outflows of $3.0 million for the fiscal quarter ending September 30, 2019.

For the six months ended June 30, 2018, our sole use of cash in investing activities resulted from cash payments of $0.1 million for equipment in our New Age segment.

Cash Flows from Financing Activities

Our financing activities provided net cash proceeds of $6.9 million for the six months ended June 30, 2019 as compared to net cash proceeds of $6.4 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, the principal sources of cash from our financing activities consisted of (i) $41.7 million of borrowings, including $32.1 million under the EWB Credit Facility and $9.6 million under the Siena Revolver that was terminated in March 2019, (ii) net proceeds of $11.4 million from the issuance of approximately 2.2 million shares of Common Stock issued pursuant to the ATM Offering Agreement, and (iii) proceeds from the exercise of stock option of $0.4 million. These financing cash proceeds totaled $53.5 million and were partially offset by (i) principal payments under debt agreements of $19.7 million, including $10.0 million under the EWB Revolver and $9.7 million under the Siena Revolver, (ii) payment of Morinda business combination liabilities of $26.0 million, (iii) payments for debt issuance costs of $0.7 million to obtain the EWB Credit Facility, and (iv) cash payments for deferred offering costs under the ATM Offering Agreement. As discussed above the Siena Revolver was terminated on March 29, 2019 and replaced with the EWB Credit Facility.

For the six months ended June 30, 2018, our financing activities provided net cash proceeds of $6.4 million. For the six months ended June 30, 2018, the principal sources of cash from our financing activities consisted of (i) $4.6 million of borrowings under a convertible note payable to Dominion Capital, and (ii) net proceeds of $3.8 million from the issuance in a public offering of approximately 2.6 million shares of Common Stock. These financing cash proceeds totaled $8.4 million and were partially offset by principal payments of $2.0 million to terminate our previous revolver with U.S. Bank.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Foreign Currency Risks

We have foreign currency risks related to our net revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, Chinese Yuan and Japanese Yen. We generated approximately 72% of our net revenue from our international business for the six months ended June 30, 2019. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our net revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

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

We believe that of our significant accounting policies that are described in Note 2 to our consolidated financial statements included in Item 8 of the 2018 Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Impairment of Long-lived Assets

Long-lived assets, including right-of use lease assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for property and equipment, identifiable intangible assets and right-of-use lease assets if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value. For right-of-use lease assets that are expected to be subleased, the impairment evaluation is based on the expected time to obtain a suitable subtenant and current market rates for similar commercial properties.

Debt

The balance sheet classification of the EWB Credit Facility between current and long-term liabilities takes into account scheduled principal payments under the EWB Term Loan, and Excess Cash Flow prepayments, if any, for quarterly periods ending on or before the balance sheet date. The EWB Revolver includes a subjective acceleration clause and a lockbox arrangement. The lockbox provisions require us to direct our customers to remit payments to a restricted bank account, whereby all available funds are used to pay down the outstanding principal balance under the EWB Revolver. Accordingly, we are required to classify the entire outstanding principal balance of the EWB Revolver as a current liability in our balance sheets.

Interest is imputed on business combination liabilities based on our credit and tax adjusted interest rate until the respective contractual or estimated payment dates. The resulting discount is accreted to interest expense using the effective interest method. Obligations under earnout agreements are recorded at estimated fair value based on the probability of achieving the relevant metrics. Fair value of the earnout is generally determined using an option pricing model that is adjusted quarterly as additional information becomes available about the progress toward achievement of the applicable metric.

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

Adjusted EBITDA. For the calculation of Adjusted EBITDA, we exclude the following item for the periods presented:

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

We provide in the tables below a reconciliation from the most directly comparable GAAP financial measure to each non-GAAP financial measure presented. The calculation of our Non-GAAP gross revenue is presented below for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net revenue	$66,348	$13,363	$124,655	$24,921
Non-GAAP adjustment for discounts and allowances	2,145	1,861	4,303	3,071

Non-GAAP gross revenue	$68,493	$15,224	$128,958	$27,992

The calculation of our non-GAAP EBITDA and Adjusted EBITDA is presented below for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss	$(11,681)	$(3,367)	$(13,297)	$(6,018)
EBITDA Non-GAAP adjustments:
Interest expense	756	125	2,402	181
Income tax expense	7,797	-	6,097	-
Depreciation and amortization expense	2,111	517	4,441	1,038

EBITDA	(1,017)	(2,725)	(357)	(4,799)
Adjusted EBITDA Non-GAAP adjustment:
Stock-based compensation expense	1,031	521	4,318	898

Adjusted EBITDA	$14	$(2,204)	$3,961	$(3,901)

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

In connection with the preparation of this Quarterly Report on Form 10-Q as of June 30, 2019, an evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 31, 2019, we issued 6,125 shares of Common Stock to a former employee as part of a severance arrangement. All of these shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. There were no other unregistered sales of our equity securities during the three months ended June 30, 2019.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

The following exhibits are incorporated by reference or filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Articles of Amendment to the Articles of Incorporation, as filed with the Secretary of State of the State of Washington on May 31, 2019 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2019)
10.1*	First Amendment, Waiver and Consent to Loan and Security Agreement with East West Bank dated July 11. 2019
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW AGE BEVERAGES CORPORATION

Date: August 8, 2019		/s/ Brent Willis
	Name:	Brent Willis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019		/s/ Gregory A. Gould
	Name:	Gregory A. Gould
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

