Form 10-Q
period 2019-09-30
New Age Beverages Corp
filed 2019-11-14
CIK 1579823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2019

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to

Commission File Number: 001-38014

New Age Beverages Corporation
(Exact Name of Registrant as Specified in its Charter)

Washington	27-2432263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2420 17th Street, Suite 220 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 566-3030

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	NBEV	The Nasdaq Capital Market

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

The registrant had 78,393,965 shares of its common stock, $0.001 par value per share, outstanding as of November 11, 2019.

NEW AGE BEVERAGES CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value per share)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$68,373	$42,517
Accounts receivable, net of allowance of $191 and $134, respectively	12,573	9,837
Inventories	38,242	37,148
Prepaid expenses and other	9,452	6,473
Total current assets	128,640	95,975

Long-term assets:
Identifiable intangible assets, net	66,489	67,830
Property and equipment, net	26,639	57,281
Goodwill	33,545	31,514
Right-of-use assets	38,954	18,489
Deferred income taxes	10,981	8,908
Restricted cash and other	8,428	6,935
Total assets	$313,676	$286,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,428	$8,960
Accrued liabilities	51,283	34,019
Current portion of business combination liabilities	5,432	8,718
Current maturities of long-term debt	11,090	3,369
Total current liabilities	81,233	55,066

Long-term liabilities:
Business combination liabilities, net of current portion	900	43,412
Long-term debt, net of current maturities	13,149	1,325
Operating lease liabilities, net of current portion:
Lease liability	35,475	13,686
Deferred lease financing obligation	16,702	-
Deferred income taxes	7,290	9,747
Other	8,880	9,160
Total liabilities	163,629	132,396

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common Stock; $0.001 par value. Authorized 200,000 shares; issued and outstanding 78,274 and 75,067 shares as of September 30, 2019 and December 31, 2018, respectively	78	75
Additional paid-in capital	196,105	176,471
Accumulated other comprehensive income	484	626
Accumulated deficit	(46,620)	(22,636)
Total stockholders’ equity	150,047	154,536
Total liabilities and stockholders’ equity	$313,676	$286,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except loss per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net revenue	$69,828	$13,243	$194,483	$38,164
Cost of goods sold	29,532	11,544	73,962	32,089

Gross profit	40,296	1,699	120,521	6,075

Operating expenses:
Commissions	21,185	356	58,830	1,029
Selling, general and administrative	26,104	4,338	81,121	12,736
Change in fair value of earnout obligations	(6,244)	-	(12,909)	100
Impairment of right-of-use lease assets	-	-	1,500	-
Depreciation and amortization expense	2,241	416	6,494	1,454
Total operating expenses	43,286	5,110	135,036	15,319

Operating loss	(2,990)	(3,411)	(14,515)	(9,244)

Non-operating income (expenses):
Gain (loss) from sale of property and equipment	(85)	-	6,357	-
Gain (loss) from change in fair value of derivatives	(166)	-	304	-
Interest expense	(727)	(44)	(3,129)	(225)
Other expense, net	(48)	(49)	(233)	(53)
Loss before income taxes	(4,016)	(3,504)	(11,216)	(9,522)
Income tax expense	(6,671)	-	(12,768)	-

Net loss	(10,687)	(3,504)	(23,984)	(9,522)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(1,138)	-	(142)	-

Comprehensive loss	$(11,825)	$(3,504)	$(24,126)	$(9,522)
Net loss per share attributable to common stockholders (basic and diluted)	$(0.14)	$(0.08)	$(0.31)	$(0.24)
Weighted average number of shares of Common Stock outstanding (basic and diluted)	78,076	43,346	76,550	39,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

 Unaudited Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2019 and 2018

(In thousands)

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Nine Months Ended September 30, 2019
Balances, December 31, 2018	-	$-	75,067	$75	$176,471	$626	$(22,636)	$154,536
Issuance of Common Stock for:
ATM public offering, net of offering costs	-	-	2,767	3	13,232	-	-	13,235
Grant of restricted stock awards	-	-	126	-	576	-	-	576
Business combination with BWR	-	-	108	-	453	-	-	453
Exercise of stock options	-	-	200	-	418	-	-	418
Employee services	-	-	6	-	31	-	-	31
Stock-based compensation expense	-	-	-	-	4,086	-	-	4,086
Fair value of warrant issued for license agreement	-	-	-	-	838	-	-	838
Net change in other comprehensive income	-	-	-	-	-	(142)	-	(142)
Net loss	-	-	-	-	-	-	(23,984)	(23,984)

Balances, September 30, 2019	-	$-	78,274	$78	$196,105	$484	$(46,620)	$150,047

Nine Months Ended September 30, 2018
Balances, December 31, 2017	169	$-	35,172	$35	$63,204	$-	$(10,501)	$52,738
Issuance of Common Stock for:
Conversion of Series B Preferred Stock	(169)	-	1,354	1	(1)	-	-	-
Grant of restricted stock awards	-	-	154	-	325	-	-	325
Public offerings, net of offering costs	-	-	18,660	19	43,581	-	-	43,600
Debt discount	-	-	225	-	470	-	-	470
Conversion of Series B promissory notes	-	-	741	1	1,486	-	-	1,487
Cashless exercise of options and warrants	-	-	108	-	-	-	-	-
Common Stock exchanged for Series C Preferred Stock	7	-	(6,900)	(7)	7	-	-	-
Stock-based compensation related to stock options	-	-	-	-	476	-	-	476
Net loss	-	-	-	-	-	-	(9,522)	(9,522)

Balances, September 30, 2018	7	$-	49,514	$49	$109,548	$-	$(20,023)	$89,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2019 and 2018

(In thousands)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,984)	$(9,522)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,776	1,454
Non-cash lease expense	4,910	71
Stock-based compensation expense	5,278	1,387
Accretion and amortization of debt discount and issuance costs	1,796	185
Impairment of right-of-use lease assets	1,500	-
Make-whole premium on early payment of Siena Revolver	480	-
Issuance of Common Stock for employee services	31	-
Change in fair value of earnout obligations	(12,909)	100
Deferred income taxes	(4,919)	-
Gain from sale of property and equipment	(6,360)	-
Gain from change in fair value of derivatives	(304)	-
Issuance of Common Stock for accrued interest	-	61
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(1,912)	(236)
Inventories	1,190	(2,955)
Prepaid expenses, deposits and other	(3,201)	61
Accounts payable	657	(2,477)
Other accrued liabilities	10,030	(1,395)
Net cash used in operating activities	(20,941)	(13,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of land and building in Japan:
Related to sale of property	35,873	-
Repair obligations	1,675	-
Capital expenditures for property and equipment	(2,576)	(70)
Security deposit under sale leaseback arrangement	(1,799)	-
Acquisition of BWR, net of cash acquired of $537	(963)	-
Net cash provided by (used in) investing activities	32,210	(70)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	52,068	4,565
Proceeds from deferred lease financing obligation	17,640	-
Proceeds from issuance of common stock	13,529	43,863
Proceeds from exercise of stock options	418	-
Principal payments on borrowings	(34,415)	(6,750)
Principal payments on business combination obligations	(34,000)	-
Debt issuance costs paid	(931)	-
Payment of make-whole premium	(480)	-
Payments under deferred lease financing obligation	(307)	-
Payments for deferred offering costs	(195)	-
Net cash provided by financing activities	13,327	41,678

Effect of foreign currency translation changes	1,578	-
Net change in cash, cash equivalents and restricted cash	26,174	28,342
Cash, cash equivalents and restricted cash at beginning of period	45,856	285

Cash, cash equivalents and restricted cash at end of period	$72,030	$28,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2019 and 2018

(In thousands)

	2019	2018

SUMMARY OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at end of period	$68,373	$28,627
Restricted cash at end of period	3,657	-
Total at end of period	$72,030	$28,627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$584	$253
Cash paid for income taxes	$2,388	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reconciliation of non-cash and cash consideration in BWR business combination:
Fair value of assets acquired:
Identifiable assets, excluding cash, cash equivalents and restricted cash	$6,517	$-
Goodwill	2,031	-
Liabilities assumed	(7,132)	-
Net assets acquired	1,416	-
Issuance of common stock in business combinations	(453)	-
Cash paid, net of cash acquired of $537	$963	$-

Other non-cash investing and financing activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$26,899	$214
Fair value of warrant issued for license agreement	$838	$-
Restricted stock granted for prepaid compensation	$500	$353
Accrued liability for patents	$163	$-
Increase in payables for deferred offering costs	$99	$-
Common stock issued for settlement of principal balance under note payable	$-	$1,488

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

The Company’s chief operating decision maker (the “CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reporting segment for purposes of making operating decisions and assessing financial performance. As a result of the business combination with Morinda, the Company changed its operating segments to consist of the Morinda segment and the New Age segment beginning in December 2018. After the Morinda business combination, the Company’s CODM began assessing performance and allocating resources based on the financial information of these two reporting segments. The New Age segment was previously comprised of the Brands segment and the Direct Store Distribution (“DSD”) segment, which are now combined as a single segment as they are operating with a single management team. Accordingly, the Company’s previous segment disclosures have been restated for the three and nine months ended September 30, 2018.

The Morinda segment is engaged in the development, manufacturing, and marketing of Tahitian Noni® Juice, MAX and other noni beverages as well as other nutritional, cosmetic and personal care products. The majority of Morinda’s products have a component of the Noni plant, Morinda Citrifolia (“Noni”) as a common element. The Morinda products are sold and distributed in more than 60 countries throughout the world using independent product consultants (“IPC) through a direct to consumer selling network. The New Age segment manufactures, markets and sells a portfolio of healthy beverage brands including XingTea, Marley, Aspen Pure®, Búcha® Live Kombucha, and Coco-Libre. The portfolio is distributed through the Company’s own DSD network and a hybrid of other routes to market throughout the United States and in 15 countries around the world. The New Age brands are sold in all channels of distribution including Hypermarkets, Supermarkets, Pharmacies, Convenience, Gas and other outlets.

Legal Structure and Consolidation

The Company has five wholly-owned subsidiaries, NABC, Inc., NABC Properties, LLC (“NABC Properties”), New Age Health Sciences Holdings, Inc., Morinda and BWR. NABC, Inc. is a Colorado-based operating company that consolidates performance and financial results of the Company’s subsidiaries and divisions. NABC Properties manages ownership issues for the Company’s facilities (except for those leased by Morinda), and New Age Health Sciences Holdings, Inc. owns the Company’s intellectual property and manages operating performance in the medical and hospital channels. BWR owns key licensing and distribution rights in the United States for some of the world’s leading beverage brands.

Basis of Presentation

The unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019 should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2018, included in the Company’s 2018 Annual Report on Form 10-K as filed with the SEC on April 1, 2019 (the “2018 Form 10-K”).

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2018 have been derived from the Company’s audited financial statements. The Company’s financial condition as of September 30, 2019 and operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2019.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Emerging Growth Company

The accompanying unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with applicable rules and regulations of the SEC. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. The Company previously elected to opt out of the extended transition period to adopt new or revised accounting standards. Therefore, the Company is required to adopt such standards at the same time as other public companies that are not emerging growth companies. The Company’s status as an emerging growth company will terminate on December 31, 2019.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, estimated useful lives for identifiable intangible assets and property and equipment, impairment of goodwill and long-lived assets, valuation assumptions for stock options, warrants and equity instruments issued for goods or services, valuation assumptions for earnout obligations, the allowance for doubtful accounts receivable, inventory obsolescence, the allowance for sales returns and chargebacks, deferred income taxes and the related valuation allowances, and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation will be affected.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Risks and Uncertainties

Inherent in the Company’s business are various risks and uncertainties, including its limited operating history in a rapidly changing industry. These risks include the Company’s ability to manage its rapid growth, integrate recent business combinations, its ability to attract new customers and expand sales to existing customers, the risks of attracting and retaining qualified management personnel, the risks related to litigation and operating in a highly regulated business environment, as well as other risks and uncertainties. In the event that the Company does not successfully execute its business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in its capital stock may not be recoverable. The Company’s success depends upon the acceptance of its expertise in creating products and brands which consumers like and want to buy, development of sales and distribution channels, and ability to generate significant net revenue and cash flows from the use of this expertise.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards. The following recently issued accounting standard was adopted during fiscal year 2019:

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The Company adopted this new guidance using the modified retrospective method effective on January 1, 2019. On the date of adoption, there were no outstanding awards granted to non-employees for which the measurement date had not yet occurred. Therefore, the adoption of this standard did not have any impact on the Company’s financial statements. For the nine months ended September 30, 2019, the Company granted stock options to non-employees for an aggregate of 25,000 shares of Common Stock with a grant date fair value of $0.1 million.

Standards Required to be Adopted in Future Years. The following accounting standards are not yet effective; management has not completed its evaluation to determine the impact that adoption of these standards will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. In November 2018, ASU 2016-13 was amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 2018-19 clarifies that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842. ASU 2016-13 and ASU 2018-19 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has not yet determined the effect that ASU 2016-13 and ASU 2018-19 will have on its results of operations, balance sheets or financial statement disclosures.

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

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for the Company in the first quarter of fiscal 2020. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements and related disclosures.

NOTE 3 — BUSINESS COMBINATIONS

BWR Merger Agreement

Overview. On May 30, 2019, the Company and BWR Acquisition Corp., a newly organized New York corporation that was wholly owned by the Company (“BWR Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brands Within Reach, LLC, a New York limited liability company (“BWR”), and Olivier Sonnois, the sole owner of BWR (“Mr. Sonnois”). At the closing on July 10, 2019 (the “BWR Closing Date”), the transactions contemplated by the Merger Agreement were completed resulting in the merger of BWR Merger Sub with and into BWR, and BWR became a wholly-owned subsidiary of the Company (the “BWR Merger”). This closing of the transaction was accounted for using the acquisition method of accounting based on ASC 805, Business Combinations, and using the fair value concepts set forth in ASC 820, Fair Value Measurement. The Company entered into the Merger Agreement primarily to acquire certain key licensing and distribution rights in the United States for some of the world’s leading beverage brands.

In connection with the Merger Agreement, the Company made a loan to BWR in the amount of $1.0 million in June 2019. The Merger Agreement provided that if BWR’s working capital set forth on its opening balance sheet was negative, then the number of shares of Common Stock issuable by the Company would be reduced from 700,000 shares to account for the deficiency. The opening balance sheet resulted in negative working capital of approximately $2.5 million, which resulted in a reduction of the number of shares issued at closing to 107,602 shares. Accordingly, the estimated fair value of the shares was approximately $453,000 based on the fair value of the Company’s Common Stock of $4.21 per share on the BWR Closing Date. The Merger Agreement also provided for a cash payment of $0.5 million to the former owner of BWR. The total purchase consideration for the transaction consisted of the following (in thousands, except share number):

Pre-closing cash advance to BWR	$1,000
Cash paid to former owner of BWR at closing	500
Fair value of 107,602 shares of Common stock issued	453

Total purchase consideration	$1,953

As provided for in the Merger Agreement, the Company paid approximately $2.5 million after the BWR Closing Date to repay the outstanding principal and interest owed by BWR under its existing line of credit and certain other liabilities.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Purchase Price Allocation. Presented below is a summary of the purchase price allocation for the BWR business combination (in thousands):

Current assets:
Cash and cash equivalents	$537
Accounts receivable	1,293
Inventories	2,398	(1)
Prepaid expenses and other	452
Total current assets acquired	4,680
Identifiable intangible assets	1,530	(2)
Right-of-use lease assets	708	(3)
Property, equipment and other	136
Total identifiable assets acquired	7,054
Current liabilities assumed:
Accounts payable and accrued liabilities	(3,756	)(3)
Note payable under line of credit	(2,353)
Deferred income taxes	(401	)(4)
Long-term operating lease liabilities assumed	(622	)(3)
Net identifiable assets acquired	(78)
Goodwill	2,031	(5)
Total purchase price allocation	$1,953

(1)	Based on the report of an independent valuation specialist, the fair value of work-in-process and finished goods inventories on the BWR Closing Date exceeded the historical carrying value by approximately $150,000. This amount represents an element of built-in profit on the BWR Closing Date and will be charged to cost of goods sold as the related inventories are sold. The fair value of inventories was determined using both the “cost approach” and the “market approach.”
(2)	The fair value of identifiable intangible assets was $1.5 million and was determined based on the report of an independent valuation specialist, primarily using variations of the “income approach,” which is based on the present value of the future after-tax cash flows attributable to each identifiable intangible asset.
(3)	In order to conform with the Company’s accounting policies, BWR adopted ASU No. 2016-02, Leases, which requires that assets and liabilities be recognized on the balance sheet for the rights and obligations created by those leases. Accordingly, right-of-use assets of approximately $0.7 million were recognized, along with the current and long-term portions of operating lease liabilities of $0.1 million and $0.6 million, respectively.
(4)	BWR’s operations were previously taxed on the individual income tax return of the sole owner, whereby no deferred income tax assets or liabilities had been recognized for U.S. federal and state income tax purposes. Upon consummation of the BWR Merger, BWR’s operations are included in the consolidated income tax returns of the Company. Accordingly, an adjustment of approximately $0.4 million has been reflected for net deferred income tax liabilities that resulted from differences between the financial reporting basis and the income tax basis of such assets and liabilities.
(5)	Goodwill related to BWR is recognized for the difference between the total consideration transferred to consummate the BWR Merger of $0.9 million and the fair value of net identifiable assets acquired of negative $1.1 million. Goodwill and intangible assets in connection with the BWR business combination are not expected to be deductible for income tax purposes.

Consulting Agreement. Concurrent with the BWR Merger, the Company entered into an independent contractor agreement (“ICA”) that provides for Mr. Sonnois, the former sole owner of BWR, to serve as President of the Company’s North American Brands Division (“NABD”). The ICA provides for an initial term that expires in June 2022 with an option by either party to renew on an annual basis thereafter. Under the ICA, the Company is required to (i) grant 100,000 shares of restricted Common Stock to Mr. Sonnois, which vest over the initial three-year term of the ICA, (ii) pay base compensation of $350,000 per year, (iii) pay annual short term performance bonuses between 25% and 100% of base salary depending on achievement of criteria established by the Company, (iv) annually issue stock options, restricted stock or other annual long-term equity awards, up to 25% of base compensation with vesting over three years, and (v) pay special performance incentives based on the future gross profit of NABD. As discussed in Note 16, the restricted stock and stock option grants were made to Mr. Sonnois in October 2019.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Commencing on the effective date of the ICA, the Company is required to provide special performance incentives to Mr. Sonnois consisting of issuing unregistered shares of Common Stock with a fair value of $1.5 million if NABD’s gross profit is $10.0 million or more for the first 12 consecutive months of the agreement, an additional $1.5 million of shares if NABD’s gross profit is $20.0 million or more for the first 24 consecutive months, and an additional $2.0 million of shares if NABD’s gross profit is $35.0 million or more for the first 36 consecutive months of the agreement. All shares issued for the special performance incentives will vest immediately upon achievement of the performance targets. If the Company elects not to terminate or not renew the ICA, a payment to Mr. Sonnois equal to six months of base compensation is required. Future bonuses and incentive compensation based on future gross profit of NABD will be charged to expense in the period earned.

Morinda Merger Agreement

On December 2, 2018, the Company and New Age Health Sciences Holdings, Inc., a newly formed Utah corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into a Plan of Merger (the “Morinda Merger Agreement”) with Morinda. On December 21, 2018 (the “Closing Date”), the transactions contemplated by the Morinda Merger Agreement were completed. Merger Sub was merged with and into Morinda and Morinda became a wholly-owned subsidiary of the Company. This transaction is referred to herein as the “Merger”.

Pursuant to the Morinda Merger Agreement, Morinda’s equity holders received (i) $75.0 million in cash, (ii) 2,016,480 shares of the Company’s Common Stock with an estimated fair value on the Closing Date of approximately $11.0 million, and (iii) 43,804 shares of Series D Preferred Stock (the “Preferred Stock”) providing for the potential payment of up to $15.0 million contingent upon Morinda achieving certain post-closing milestones, as discussed below.

Pursuant to the Certificate of Designations of the Series D Preferred Stock (the “CoD”), the holders of the Preferred Stock are entitled to receive (i) dividends up to an aggregate of $15.0 million (the “Milestone Dividend”) if the Adjusted EBITDA (as defined in the CoD) of Morinda is at least $20.0 million for the year ending December 31, 2019, and (ii) dividends at a rate of 1.5% per annum (the “Annual Dividend”) based on the maximum Milestone Dividend amount. The Milestone Dividend is payable on April 15, 2020. If the Adjusted EBITDA of Morinda is less than $20.0 million, the Milestone Dividend shall be reduced by applying a five-times multiple to the difference between the Adjusted EBITDA target of $20.0 million and actual Adjusted EBITDA for the year ending December 31, 2019. Accordingly, no Milestone Dividend is payable if actual Adjusted EBITDA is $17.0 million or lower. As of September 30, 2019 and December 31, 2018, the estimated fair value of the Series D Preferred Stock was approximately $0.2 million and $13.1 million, respectively. For the three and nine months ended September 30, 2019, the reduction in the fair value of the Series D Preferred Stock resulted in an unrealized gain of approximately $6.2 million and $12.9 million, respectively. This unrealized gain is reflected as a reduction of operating expenses in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

The Series D Preferred Stock also provides that the Company may pay the Milestone Dividend and /or the Annual Dividend in cash or in kind, provided that if the Company chooses to pay in kind, the shares of Common Stock issued as payment must be registered under the Securities Act. The Series D Preferred Stock terminates on April 15, 2020. The obligation to pay the Annual Dividend for $0.2 million is included in the fair value of the Milestone Dividend earnout liability as of September 30, 2019.

Prior to the Merger, Morinda was an S corporation for U.S. federal and state income tax purposes. Accordingly, Morinda’s taxable earnings were reported on the individual income tax returns of the stockholders who were responsible for payment of the related income tax liabilities. In December 2018, Morinda agreed to distribute to its stockholders approximately $39.6 million of its previously-taxed S corporation earnings, whereby distributions are payable (i) up to $25.0 million for which the timing and amount was subject to completion of the sale leaseback transaction discussed in Note 6, and (ii) approximately $14.6 million based on the calculation of excess working capital (“EWC”) as of the Closing Date. EWC is the amount by which Morinda’s actual working capital (as defined in the Morinda Merger Agreement) on the Closing Date exceeded $25.0 million. The Closing Date balance sheet of Morinda indicated that EWC was approximately $14.6 million as of the Closing Date.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Business Combination Liabilities

Presented below is a summary of earnout obligations related to business combinations with Marley Beverage Company, LLC (“Marley”) and Morinda, and payables to the former Morinda stockholders as of September 30, 2019 and December 31, 2018 (in thousands):

	2019		2018
Marley earnout obligation	$900	(1)	$900	(1)
Payables to former Morinda stockholders, net of imputed interest discount:
EWC payable in April 2019	-	(2)(5)	986	(2)(5)
EWC payable in July 2019	-	(2)(5)	7,732	(2)(5)
EWC payable in July 2020	5,207	(2)(5)	4,976	(2)(5)
Earnout under Series D preferred stock	225	(3)	13,134	(3)
Contingent on financing event	-	(4)(5)	24,402	(4)(5)
Total	6,332		52,130
Less current portion	5,432		8,718
Long-term portion	$900		$43,412

(1)	The Company is obligated to make a one-time earnout payment of $1.25 million over a period of two years beginning at such time that revenue for the Marley reporting unit is equal to or greater than $15.0 million during any trailing twelve calendar month period after the closing. The Marley business combination closed on September 13, 2017, and revenue for the Marley brand is not expected to exceed the $15.0 million earnout threshold during the next 12 months. Payment for 50% of the $1.25 million is due within 15 days after the month in which the earnout payment is triggered, 25% is payable one year after the first payment, and the remaining 25% is payable two years after the first payment. The fair value of the earnout was valued using the weighted average return on assets whereby the fair value increased from $0.8 million to $0.9 million during the first quarter of 2018. The increase in the fair value of the earnout of $0.1 million was recognized as an expense in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2018.

(2)	Pursuant to a separate agreement between the parties, EWC is payable to Morinda’s stockholders as follows: $1.0 million in April 2019, $8.0 million in July 2019, and the remainder of $5.5 million in July 2020.

(3)	The fair value of earnout consideration under the Series D Preferred Stock is based on the probability of achieving the Milestone Dividend. As of September 30, 2019, the reduction in fair value was due to an assessment that the Adjusted EBITDA target will not be achieved, and that the only value associated with the Milestone Dividend is for the Annual Dividend. As of September 30, 2019, fair value was determined using an option pricing model and will continue to be adjusted as additional information becomes available about the progress toward achievement of the Milestone Dividend earnout. This earnout obligation is classified within Level 3 of the fair value hierarchy. Valuation of the earnout was performed by an independent valuation specialist at the original issuance date and as of September 30, 2019. The valuation methodology was performed through an option pricing model based on forecast annual EBITDA, expected volatility of forecast annual EBITDA of 20.0%, the risk-free interest rate of 1.8%, a discount rate applicable to forecast annual EBITDA of 21.5%, a risk premium of 19.7%, and an estimated credit spread of 6.5%.

(4)	Pursuant to a separate agreement between the parties prior to the consummation of the Merger, Morinda agreed to pay its former stockholders up to $25.0 million from the net proceeds of a sale leaseback to be completed after the Closing Date. As discussed in Note 6, the closing for this transaction occurred on March 22, 2019. Since this payment was to be made from the proceeds of a long-term financing, the net carrying value was classified in long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2018. This obligation was paid during the three months ended June 30, 2019.

(5)	Interest was imputed on these obligations based on a credit and tax adjusted interest rate of 6.1% for the period from the Closing Date until the respective contractual or estimated payment dates. Accretion of discount related to these obligations amounted to an aggregate of $0.1 million and $1.1 million for the three and nine months ended September 30, 2019, respectively, which is included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Net Revenue and Earnings Related to Business Combinations

For the nine months ended September 30, 2019, the accompanying unaudited condensed consolidated statement of operations includes net revenue of $155.1 million and a net loss of $4.1 million for the post-acquisition results of operations of Morinda. For the period from July 10, 2019 through September 30, 2019, the accompanying unaudited condensed consolidated statements of operations and comprehensive loss include net revenue of $2.4 million and a net loss of $0.9 million for the post-acquisition results of operations of BWR.

Unaudited Pro Forma Disclosures

The following unaudited pro forma financial results for the three and nine months ended September 30, 2019 reflect (i) the historical operating results of the Company, and (ii) the unaudited pro forma results of BWR prior to its acquisition date of July 10, 2019, as if the BWR business combination had occurred as of January 1, 2018. The following unaudited pro forma financial results for the three and nine months ended September 30, 2018 reflect (i) the historical operating results of the Company, (ii) the unaudited pro forma results of Morinda prior to its acquisition date of December 21, 2018, and (iii) the unaudited pro forma results of BWR prior to its acquisition date of July 10, 2019, as if the Morinda and BWR business combinations had occurred as of January 1, 2018. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. As applicable for the periods presented, the calculations of pro forma net revenue and pro forma net loss give effect to the pre-acquisition operating results of Morinda and BWR based on (i) the historical net revenue and net income (loss) of Morinda and BWR, (ii) incremental depreciation and amortization based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives, and (iii) recognition of accretion of discounts on obligations with extended payment terms that were assumed in the Morinda business combination. Based on these assumptions, the following table summarizes on an unaudited pro forma basis the Company’s results of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net revenue	$70,189	$76,144	$203,007	$223,759
Net loss	$(10,823)	$(1,799)	$(25,425)	$(5,636)
Net loss per share- basic and diluted	$(0.14)	$(0.04)	$(0.33)	$(0.13)
Weighted average number of shares of common stock outstanding- basic and diluted	78,184	45,684	76,658	41,830

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 — SUPPLEMENTAL INFORMATION

Inventories

Inventories consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	2019	2018

Raw materials	$12,230	$12,538
Work-in-process	2,006	907
Finished goods, net	24,006	23,703
Total inventories	$38,242	$37,148

In connection with the Morinda business combination discussed in Note 3, the fair value of work-in-process and finished goods inventories on the Closing Date exceeded the historical carrying value by approximately $2.2 million. This amount represented an element of built-in profit on the Closing Date that was charged to cost of goods sold as the related inventories were sold. For the three and nine months ended September 30, 2019, the Closing Date inventories were sold which resulted in a charge to cost of goods sold of approximately $0.4 million and $2.1 million, respectively. Please refer to Note 3 for discussion of the built-in profit related to the inventories acquired from BWR in July 2019.

Prepaid Expenses and Other Current Assets

As of September 30, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following (in thousands):

	2019	2018

Prepaid expenses and deposits	$8,750	$4,982
Prepaid stock-based compensation	240	347
Supplier and other receivables	462	1,144

Total	$9,452	$6,473

Property and Equipment

As of September 30, 2019 and December 31, 2018, property and equipment consisted of the following (in thousands):

	2019	2018

Land	$37	$25,726
Buildings and improvements	16,419	19,822
Leasehold improvements	3,728	4,398
Machinery and equipment	5,358	5,208
Office furniture and equipment	2,324	2,087
Transportation equipment	1,704	1,727
Total property and equipment	29,570	58,968
Less accumulated depreciation	(2,931)	(1,687)

Property and equipment, net	$26,639	$57,281

Depreciation related to property and equipment is included in both operating expenses and in cost of goods sold in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Total depreciation expense amounted to $0.9 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense amounted to $2.5 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Repairs and maintenance costs amounted to $0.4 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. Repairs and maintenance costs amounted to $1.5 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Restricted Cash and Other

As of September 30, 2019 and December 31, 2018, restricted cash and other long-term assets consisted of the following (in thousands):

	2019		2018

Restricted cash	$3,657	(1)	$3,339	(1)
Debt issuance costs, net	318		548
Prepaid stock-based compensation	-		210
Deposits and other	4,453		2,838

Total	$8,428		$6,935

(1)	Restricted cash primarily represents long-term cash deposits held in a bank for a foreign governmental agency. This restricted cash is required to maintain the Company’s direct selling license to do business in China.

Accrued Liabilities

As of September 30, 2019 and December 31, 2018, accrued liabilities consisted of the following (in thousands):

	2019		2018

Accrued commissions	$9,885		$9,731
Accrued compensation and benefits	5,929		4,715
Accrued marketing events	2,836	(1)	3,757	(1)
Deferred revenue	1,271		2,701
Income taxes payable	18,467	(2)	1,670
Current portion of operating lease liabilities:
Lease liability	5,464		4,798
Deferred lease financing obligation	631		-
Restricted stock obligations	304	(3)	-
Derivative liability	166		470
Other accrued liabilities	6,330		6,177

Total accrued liabilities	$51,283		$34,019

(1)	Represents accruals for incentive trips associated with Morinda’s direct sales marketing program, which rewards certain IPCs with paid attendance at future conventions, meetings, and retreats. Expenses associated with incentive trips are accrued over qualification periods as they are earned. Incentive trip accruals are based on historical experience in relation to current sales trends in order to determine the related contractual obligations.
(2)	Includes approximately $12.4 million of income taxes payable in Japan primarily related to the gain on sale of the land and building in Tokyo as discussed further in Note 6.
(3)	Represents cumulative vesting related to the fair value as of September 30, 2019 for restricted stock awards required to be settled in cash, as discussed in Note 9.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 — GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Goodwill by reporting unit consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

Reporting Unit	2019	2018

Morinda	$10,284	$10,284
Marley	9,418	9,418
Maverick	5,149	5,149
Xing	4,506	4,506
PMC	1,768	1,768
BWR	2,031	-
B&R	389	389

Total Goodwill	$33,545	$31,514

Identifiable Intangible Assets

Identifiable intangible assets consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
		Accumulated	Net Book		Accumulated	Net Book
Identifiable Intangible Asset	Cost	Amortization	Value	Cost	Amortization	Value

License agreements
China direct selling license	$20,420	$(1,061)	$19,359	$20,420	$(40)	$20,380
Other	6,828	(700)	6,128	5,989	(318)	5,671
Manufacturing processes and recipes	11,610	(972)	10,638	11,610	(380)	11,230
Trade names	12,587	(1,229)	11,358	12,301	(584)	11,717
IPC distributor sales force	9,760	(761)	8,999	9,760	(29)	9,731
Customer relationships	6,860	(1,514)	5,346	6,444	(1,194)	5,250
Patents	4,263	(638)	3,625	4,100	(433)	3,667
Distribution rights and other	795	(11)	784	-	-	-
Non-compete agreements	306	(54)	252	186	(2)	184

Total identifiable intangible assets	$73,429	$(6,940)	$66,489	$70,810	$(2,980)	$67,830

Impairment Risk

Over the past several years, the Company has continued to invest in business combinations to accelerate its core business strategy of developing, marketing, selling, and distributing healthy liquid dietary supplements and ready-to-drink beverages. The carrying value of the New Age segment includes several reporting units with goodwill and identifiable intangible assets with an aggregate net carrying value of $46.7 million as of September 30, 2019. These intangible assets of the New Age segment primarily arose from a series of business combinations between April 2015 and June 2017. The acquisition of Maverick Brands, LLC (“Maverick”) in March 2017 resulted in total goodwill and identifiable intangible assets of $11.8 million, and the acquisition of Marley Beverage Company LLC (“Marley”) in June 2017 resulted in total goodwill and identifiable intangible assets of $18.7 million.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of the date of the Company’s 2018 annual impairment test, the estimated fair value of each of the New Age segment’s reporting units exceeded the carrying value of the related goodwill and identifiable intangible assets. The Company considered events and circumstances impacting the Maverick and Marley businesses during the third quarter of 2019 and concluded that it is not considered “more likely than not” that an impairment of the goodwill balances of these reporting units exists. However, the Company’s standard practice is to perform an annual goodwill impairment test during the fourth quarter of each calendar year. During the fourth quarter of each year, the Company also completes its annual budget process to reassess strategic priorities and forecast future operating performance and capital spending. Accordingly, the Company will perform an updated quantitative assessment of the fair value of each of its reporting units for the New Age and Morinda segments during the fourth quarter of 2019.

This annual quantitative assessment involves substantial judgment and estimation. If sustained decline in a reporting unit’s revenues and earnings is projected, it would have a significant negative impact on the fair value of the reporting unit which could result in material impairment charges in the future. Such a decline could be driven by, among other things: (i) changes in strategic priorities; (ii) anticipated decreases in product pricing, sales volumes, and long-term growth rates as a result of competitive pressures or other factors; and (iii) the inability to achieve, or delays in achieving the goals of the Company’s strategic initiatives and synergies. Adverse changes to macroeconomic factors, such as increases to long-term interest rates, would also negatively impact the fair value of the reporting units. The Maverick and Marley reporting units have experienced increasing market pressures throughout 2019 that have resulted in lower than expected revenues, gross margins and earnings. The upcoming quantitative assessment may result in impairment charges if there is any further deterioration in business conditions or negative changes in market factors, or if the recent trend of declining results for the Maverick and Marley reporting units is not remediated.

Docklight Agreement and Marley License Extension

On January 14, 2019, the Company entered into an agreement with Docklight LLC (“Docklight”) for the exclusive licensing rights in the United States for the manufacturing, sale, distribution, marketing and advertising of certain products which include shelf-stable, ready to drink, non-alcoholic, consumer beverages infused with Cannabidiol derived from hemp-based or synthetic sources. The licensed property includes the name, image, likeness, caricature, signature and biography of Bob Marley, and the trademarks MARLEY and BOB MARLEY for use in connection with the Company’s existing licensed marks. The initial term of the Docklight license expires in January 2024, unless extended or earlier terminated as provided in the agreement. As consideration for the license, the Company agreed to pay a fee equal to fifty percent of the gross margin, less certain marketing and distribution costs, on future sales of approved licensed products, which fee shall be reviewed annually by the parties. Through September 30, 2019, the Company has not commenced sales of the licensed products and, accordingly, no fees have been incurred.

On March 28, 2019, the Company extended its license agreement with Marley Merchandising LLC through March 31, 2030. As consideration for the extension, the Company issued a warrant that was immediately exercisable for 200,000 shares of Common Stock at an exercise price of $5.14 per share. This warrant is exercisable for ten years and had a grant date fair value of $0.8 million, which is included in other license agreements in the identifiable intangible assets table above. This intangible asset is being amortized over the remaining term of the Marley license. The fair value of the warrant was determined using the Black-Scholes-Merton (“BSM”) option-pricing model. Key assumptions included an expected term of five years, volatility of 115%, and a risk-free interest rate of 2.2%.

NOTE 6 — LEASES

The Company leases various office and warehouse facilities, vehicles and equipment under non-cancellable operating lease agreements that expire between July 2019 and March 2039. The Company has made an accounting policy election to not apply the recognition requirements for short-term leases, which have historically been insignificant. For the three months ended September 30, 2019 and 2018, the Company had operating lease expense of $2.8 million and $0.4 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company had operating lease expense of $8.1 million and $1.0 million, respectively.

On January 21, 2019, the Company entered into a lease for approximately 11,200 square feet of office space in downtown Denver, Colorado. The monthly obligation for base rent will average approximately $33,000 per month over the lease term which expires in December 2029. The Company has options to terminate the lease after 90 months as well as the option to extend the lease for an additional period of five years. The Company determined the operating lease liability of $2.8 million based upon a discount rate of 6.1% and assuming that the Company will not exercise its options to terminate the lease after 90 months or extend the lease for an additional five years.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

During the first quarter of 2019, the Company entered into operating lease obligations for transportation equipment. These leases provide for fixed payments of approximately $17,000 per month over the eight-year lease term for an aggregate commitment of $1.7 million. The present value of these obligations of $1.3 million was recorded as right-of-use (“ROU”) assets and operating lease liabilities during the nine months ended September 30, 2019. The Company determined the operating lease liabilities based upon a discount rate of 6.1%.

On April 3, 2019, the Company entered into a lease for approximately 156,000 square feet of warehouse space in Aurora, Colorado. The monthly obligation for base rent averages approximately $66,000 per month over the lease term which expires in July 2029. The Company has an option to extend the lease for an additional period of five years. The Company determined the operating lease liability of approximately $6.0 million based upon a discount rate of 6.1% and assuming that the Company will not exercise its option to extend the lease for an additional five years.

In connection with the BWR Merger discussed in Note 3, the Company assumed a lease that provides for aggregate cash payments of $0.9 million through the expiration date in September 2025. The Company has an option to extend the lease for an additional period of five years that would result in additional cash payments of $0.8 million. The Company determined the operating lease liability of approximately $0.7 million assuming that the Company will not exercise its option to extend the lease for an additional five years and based upon a discount rate of 6.1%.

Sale Leaseback

On March 22, 2019, the Company entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.1 million of the land and building in Tokyo that serves as the corporate headquarters of Morinda’s Japanese subsidiary. Concurrently with the sale, the Company entered into a lease of this property for a term of 27 years with the option to terminate any time after seven years. The monthly lease cost is ¥20.0 million (approximately $185,000 based on the exchange rate as of September 30, 2019) for the initial seven-year period of the lease term. After the seventh year of the lease term, either party may elect to adjust the monthly lease payment to the then current market rate for similar buildings in Tokyo. In order to secure its obligations under the lease, the Company provided a refundable security deposit of approximately $1.8 million. At any time after the seventh year of the lease term, the Company may elect to terminate the lease. However, if the lease is terminated before the 20th anniversary of the lease inception date, then the Company will be obligated to perform certain restoration obligations. The Company determined that the restoration obligation is a significant penalty whereby there is reasonable certainty that the Company will not elect to terminate the lease prior to the 20-year anniversary. Therefore, the lease term was determined to be 20 years.

In connection with this transaction, the $2.6 million mortgage on the building was repaid at closing and the related interest rate swap agreement discussed in Note 7 was cancelled, the refundable security deposit of $1.8 million was paid at closing, and the Company became obligated to pay $25.0 million to the former stockholders of Morinda to settle the full amount of the contingent financing liability discussed in Note 3. Other cash payments that have been or will be made include transaction costs of $1.9 million, post-closing repair obligations of $1.7 million, and Japanese income taxes of $11.9 million.

Presented below is a summary of the selling price and resulting gain on sale calculation (in thousands):

Gross selling price	$57,129
Less commissions and other expenses	(1,941)
Less repair obligations	(1,675)
Net selling price	53,513
Cost of land and building sold	(29,431)
Total gain on sale	24,082
Deferred lease financing obligation	(17,640)

Recognized gain on sale	$6,442

As shown above, the sale of this property resulted in a gain of $24.1 million and the Company determined that $17.6 million of the gain was the result of above-market rent inherent in the leaseback arrangement. The remainder of the gain of $6.4 million was attributable to the highly competitive process among the entities that bid to purchase the property. The $17.6 million portion of the gain related to above-market rent is being accounted for as a deferred lease financing obligation. Accordingly, the operating lease payments are allocated to (i) reduce the operating lease liability, (ii) reduce the principal portion of the deferred lease financing obligation, and (iii) to recognize imputed interest expense at an incremental borrowing rate of 3.5% on the deferred lease financing obligation over the 20-year lease term. The present value of the future lease payments amounted to a gross operating lease liability of $25.0 million. After deducting the $17.6 million deferred lease financing obligations, the Company recognized an initial ROU asset and operating lease liability of approximately $13.1 million.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Impairment

In June 2019, the Company began attempting to sublease a portion of its ROU assets previously used for warehouse space that are no longer needed for current operations. As a result, an impairment evaluation was completed that resulted in recognition of an impairment charge of $1.5 million in June 2019. This evaluation was based on the expected time to obtain a suitable subtenant and current market rates for similar commercial properties.

Balance Sheet Presentation

As of September 30, 2019 and December 31, 2018, the carrying value of ROU assets, operating lease obligations, and the deferred lease financing obligation were as follows (in thousands):

	September 30,	December 31,
	2019	2018

Right-of-Use Assets	$38,954	$18,489

Operating Lease Liabilities:
Current	$5,464	$4,798
Long-term	35,475	13,686

Total	$40,939	$18,484

Deferred Lease Financing Obligation:
Current	$631	$-
Long-term	16,702	-

Total	$17,333	$-

As of September 30, 2019 and December 31, 2018, the weighted average remaining lease term under operating leases was 13.2 and 5.9 years, respectively. As of September 30, 2019 and December 31, 2018, the weighted average discount rate for operating lease liabilities was approximately 5.6% and 6.6%, respectively.

Lease Commitments

Future lease payments and amortization of the related lease incentive obligation related to non-cancellable operating lease agreements are as follows (in thousands):

12-Months Ending September 30,

2020	$8,848
2021	6,996
2022	6,433
2023	6,125
2024	5,834
Thereafter	43,092
Total lease payments	77,328
Less imputed interest	(36,389)

Present value of operating lease liabilities	$40,939

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

Borrowings outstanding under the Credit Facility bear interest at the Prime Rate plus 0.25%. However, if the Total Leverage Ratio (as defined in the Credit Facility) is equal to or greater than 1.50 to 1.00, borrowings will bear interest at the Prime Rate plus 0.50%. As of September 30, 2019, the prime rate was 5.0% and the contractual rate applicable to outstanding borrowings under the Credit Facility was 5.5%. As discussed below, the Company has also entered into a swap agreement that provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023.

The Company may voluntarily prepay amounts outstanding under the EWB Revolver on ten business days’ prior notice to EWB without prepayment charges. In the event the EWB Revolver is terminated prior to the Maturity Date, the Company would be required to pay an early termination fee in the amount of 0.50% of the revolving line. Additional borrowing requests under the EWB Revolver are subject to various customary conditions precedent, including satisfaction of a borrowing base test as more fully described in the Credit Facility. The EWB Revolver also provides for an unused line fee equal to 0.5% per annum of the undrawn portion. The EWB Revolver includes a subjective acceleration clause and a lockbox arrangement where the Company is required to direct its customers to remit payments to a restricted bank account, whereby all available funds are used to pay down the outstanding principal balance under the EWB Revolver. Accordingly, the entire outstanding principal balance of the EWB Revolver is classified as a current liability as of September 30, 2019. On October 1, 2019, the Company elected to make a voluntary prepayment of $9.7 million to repay all outstanding borrowings under the EWB Revolver. Subject to the terms of the Credit Facility, the Company may reborrow up to $10.0 million under the EWB Revolver through the Maturity Date.

Payments under the Term Loan are interest-only through September 30, 2019, followed by monthly principal payments of $125,000 plus interest through the Maturity Date of the Term Loan. The Company may elect to prepay the Term Loan before the Maturity Date on 10 business days’ notice to EWB subject to a prepayment fee of 2% for the first year of the Term Loan and 1% for the second year of the Term Loan. No later than 120 days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2019, the Company is required to make a payment towards the outstanding principal amount of the Term Loan in an amount equal to 35% of the Excess Cash Flow (as defined in the Credit Facility), if the Total Leverage Ratio is less than 1.50 to 1.00 or (i) 50% of the Excess Cash Flow if the Total Leverage Ratio is greater than or equal to 1.50 to 1.00. Mandatory principal payments based on Excess Cash Flow generated in subsequent quarters are excluded from current liabilities since they are contingent payments based on the generation of working capital in the future.

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

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the Siena Revolver, the Company incurred debt issuance costs of $0.6 million. This amount was accounted for as debt issuance costs that was amortized using the straight-line method over the three-year term of the Siena Revolver. The Siena Revolver was paid off and terminated on March 29, 2019 and the unamortized debt issuance costs of $0.5 million were written off as additional interest expense for the nine months ended September 30, 2019. Additionally, the Company incurred a make-whole premium payment of $0.5 million that was also charged to interest expense for the nine months ended September 30, 2019.

Summary of Debt

As of September 30, 2019 and December 31, 2018, debt consisted of the following (in thousands):

	2019	2018

EWB Credit Facility:
Term loan, net of discount of $476	$14,524	$-
Revolver	9,700	-
Installment notes payable	15	66
Siena Revolver	-	2,000
Mortgage payable to a foreign bank	-	2,628	(1)

Total	24,239	4,694
Less current maturities	(11,090)	(3,369)

Long-term debt, less current maturities	$13,149	$1,325

(1)	This mortgage note payable was collateralized by land and a building in Tokyo, Japan. Quarterly principal payments of $0.3 million plus interest were payable in Japanese Yen at TIBOR plus 0.7% (0.76% as of December 31, 2018) through the maturity date in December 2020. This debt was repaid, and the interest rate swap agreement discussed below was terminated upon sale of the property on March 22, 2019 as discussed in Note 6.

Future Debt Maturities

As of September 30, 2019, the scheduled future maturities of long-term debt, exclusive of unaccreted discount of $0.5 million related to the EWB Term Loan, are as follows (in thousands):

12-Months Ending September 30,

2020	$11,090
2021	1,500
2022	1,500
2023	10,625

Total	$24,715

Interest Rate Swap Agreements

As of December 31, 2018, the Company had one contract for an interest rate swap with a total notional amount of approximately $2.6 million. At December 31, 2018, the Company had an unrealized loss from this interest rate swap agreement of approximately $36,000 that is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet. As discussed in Note 6, this swap agreement was terminated upon sale of the property in Tokyo and repayment of the related mortgage.

The Company entered into an interest rate swap agreement with EWB dated July 31, 2019. This swap agreement provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. As of September 30, 2019, the Company had an unrealized loss from this interest rate swap agreement of approximately $0.2 million that is included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

First Amendment, Waiver and Consent to Credit Facility

On August 5, 2019, the Company entered into a First Amendment, Waiver and Consent to the Credit Facility, effective as of July 11, 2019 (the “Amendment”), pursuant to which EWB waived any non-compliance by the Company with certain covenants in the Credit Facility that may have occurred or would otherwise arise as a result of the BWR Merger Agreement. Pursuant to the Amendment, BWR entered into a Supplement to Guarantee and Pledge and an Intellectual Property Security Agreement. Please refer to Note 16 regarding a Second Amendment and Waiver to the Credit Facility.

Embedded Derivatives

The Siena Revolver included features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. The Company determined that embedded derivatives included the requirement to pay (i) an early termination premium if the Siena Revolver was terminated before the maturity date in August 2021, and (ii) default interest at a 5.0% premium if events of default existed. The early termination premium was 4.0% of the $12.0 million commitment if termination occurred during the first year after the Siena Closing Date. As of December 31, 2018, the embedded derivatives for the Siena Revolver had an aggregate fair value of approximately $0.5 million, which was included in accrued liabilities as of December 31, 2018. As a result of the termination of the Siena Revolver as discussed above, a make-whole premium of $0.5 million was incurred on March 29, 2019, and the Company recognized a gain on change in fair value of embedded derivatives of $0.5 million which is included in non-operating income (expenses) for the nine months ended September 30, 2019.

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

The Company has no obligation to sell any of the Placement Shares under the ATM Offering Agreement. The ATM Offering Agreement terminates on April 30, 2020 and may be earlier terminated by the Company upon five business days’ notice to the Agent and at any time by the Agent or by the mutual agreement of the parties. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital. Under the terms of the ATM Offering Agreement, the Company agreed to pay the Agent a commission equal to 3% of the gross proceeds from the gross sales price of the Placement Shares up to $30 million, and 2.5% of the gross proceeds from the gross sales price of the Placement Shares in excess of $30 million. In addition, the Company has agreed to pay certain expenses incurred by the Agent in connection with the offering. Through September 30, 2019, an aggregate of approximately 2.8 million shares of Common Stock were sold for net proceeds of approximately $13.2 million. Total commissions and fees deducted from the net proceeds were $0.4 million and other offering costs of $0.3 million were incurred for the nine months ended September 30, 2019.

Series D Preferred

In December 2018, the Board of Directors designated 44,000 shares as Series D Preferred Stock. As discussed in Note 3, the Series D Preferred Stock provides for the potential payment of up to $15.0 million contingent upon Morinda achieving certain post-closing milestones. As of September 30, 2019 and December 31, 2018, the Series D Preferred Stock is classified as a liability since it provides for the issuance of a variable number of shares of Common Stock if the Company elects to settle in shares rather than pay the cash redemption value. Please refer to Note 3 for additional information on the consideration issued in the Morinda business combination and the valuation and carrying value of the Series D Preferred Stock.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the three months ended September 30, 2019 were as follows (in thousands):

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balances, June 30, 2019	77,624	$77	$192,034	$1,622	$(35,933)	$157,800
Issuance of Common Stock:
ATM public offering, net of offering costs	542	1	2,093	-	-	2,094
Business combination with BWR	108	-	453	-	-	453
Stock-based compensation expense	-	-	1,525	-	-	1,525
Net change in other comprehensive income	-	-	-	(1,138)	-	(1,138)
Net loss	-	-	-	-	(10,687)	(10,687)

Balances, September 30, 2019	78,274	$78	$196,105	$484	$(46,620)	$150,047

Changes in stockholders’ equity for the three months ended September 30, 2018 were as follows (in thousands):

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, June 30, 2018	-	$-	39,926	$40	$68,476	$(16,519)	$51,997
Issuance of Common Stock for:
Public offering, net of offering costs	-	-	16,100	16	40,290	-	40,306
Conversion of Series B promissory notes	-	-	288	-	616	-	616
Cashless exercise of options and warrants	-	-	100	-	-	-	-
Common Stock exchanged for Series C Preferred Stock	7	-	(6,900)	(7)	7	-	-
Stock-based compensation related to stock options			-	-	159	-	159
Net loss	-	-	-	-	-	(3,504)	(3,504)

Balances, September 30, 2018	7	$-	49,514	$49	$109,548	$(20,023)	$89,574

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

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The 2019 Plan also provides for awards of shares of restricted Common Stock. Awards of restricted stock may be made in exchange for services or other lawful consideration. Generally, awards of restricted stock are subject to the requirement that the shares be forfeited or resold to the Company unless specified conditions are met. Subject to these restrictions, conditions and forfeiture provisions, any recipient of an award of restricted stock will have all the rights of a stockholder of the Company, including the right to vote the shares and to receive dividends. The 2019 Plan also provides for deferred grants (“deferred stock”) entitling the recipient to receive shares of Common Stock in the future on such conditions as the administrator may specify. As of September 30, 2019, all of the 10.0 million shares authorized under the 2019 Plan were available for future grants of stock options, restricted stock and similar instruments.

LTI Stock Option Plan

On August 3, 2016, the Company’s approved and implemented the New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (the “LTI Plan”). The LTI Plan provides for stock options to be granted to employees, directors and consultants at an exercise price not less than 100% of the fair value of the Company’s Common Stock on the grant date. The options granted generally have a maximum term of 10 years from the grant date and are exercisable upon vesting. Option grants generally vest over a period between one and three years after the grant date of such award. The number of shares reserved for grants is adjusted annually on the first day of January whereby a maximum of 10% of the Company’s outstanding shares of Common Stock are available for grant under the LTI Plan. Accordingly, as of January 1, 2019, a maximum of approximately 7.5 million shares of Common Stock were available for grants under the LTI Plan. The LTI Plan has been superseded by the 2019 Plan and, accordingly, no further grants will be made under the LTI Plan.

Stock Option Activity

The following table sets forth the summary of stock option activity under the LTI Plan for the nine months ended September 30, 2019 (shares in thousands):

	Shares		Price (1)	Term (2)

Outstanding, beginning of period	2,786		$2.84	9.0
Grants to:
Employees	363		$3.63
Non-employees	25		$5.30
Forfeited	(328)		$3.58
Exercised	(200)		$2.09

Outstanding, end of period	2,646	(3)	$2.94	8.4

Vested, end of period	852	(4)	$1.93	7.5

(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the stock options expire.
(3)	As of September 30, 2019 and December 31, 2018, the aggregate intrinsic value of stock options outstanding was $1.3 million and $6.6 million, respectively.
(4)	As of September 30, 2019 and December 31, 2018, the aggregate intrinsic value of vested stock options was $0.7 million and $3.1 million, respectively.

As of September 30, 2019, unrecognized compensation expense related to unvested stock options was $3.7 million. This amount is expected to be recognized on a straight-line basis over the weighted-average vesting period of 2.2 years.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

In July 2019, the Company entered into a modification agreement for approximately 0.3 million shares of outstanding stock options. The modification resulted in an extension of the exercise period from July 2019 until July 2020, which increased the fair value of the stock options by approximately $0.8 million. The modified options became vested in August 2019, and the Company recognized a charge of $0.8 million for the three months ended September 30, 2019. For the nine months ended September 30, 2019, the valuation assumptions for the modified options and other stock options granted for an aggregate of 388,000 shares granted under the LTI Plan were estimated on the date of grant or modification using the BSM option-pricing model, with the following weighted-average assumptions:

	Stock Options
Valuation Inputs	Granted	Modified

Grant date fair value of common stock (exercise price)	$3.83	$4.75
Expected life (in years)	6.5	1.0
Volatility	110%	138%
Dividend yield	0%	0%
Risk-free interest rate	1.7%	1.9%

Based on the assumptions set forth above, during the nine months ended September 30, 2019, the weighted-average fair value of stock options granted and modified was $3.26 per share and $3.40 per share, respectively. The BSM model requires various subjective assumptions that represent management’s best estimates of the fair value of the Company’s Common Stock, volatility, risk-free interest rates, expected term, and dividend yield. The expected term represents the weighted-average period that options granted are expected to be outstanding giving consideration to vesting schedules. Since the Company does not have an extended history of actual exercises, the Company has estimated the expected term using a simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. The Company has never declared or paid cash dividends and does not plan to pay cash dividends in the foreseeable future; therefore, the Company used an expected dividend yield of zero. The risk-free interest rate is based on U.S. Treasury rates in effect during the expected term of the grant. The expected volatility is based on the historical volatility of the Company’s Common Stock for the period beginning in August 2016 when its shares were first publicly traded through the grant date of the respective stock options.

Restricted Stock Activity

In connection with the business combination with Morinda in December 2018, the Company made restricted stock award grants for an aggregate of 1.2 million shares of the Company’s Common Stock. None of these shares will be issued unless a vesting event occurs. Upon vesting of the Morinda awards, settlement will occur in (i) cash where foreign regulatory requirements prohibit settlement in shares, (ii) shares of Common Stock, or (iii) a combination of shares and cash at the Company’s election for certain awards. The following table sets forth a summary of restricted stock award activity for the nine months ended September 30, 2019 (in thousands):

	LTI Plan Equity Awards				LTI Plan Liability Awards				Non-Plan Awards
	Number of		Unvested		Number of		Unvested		Number of		Unvested
	Shares		Compensation		Shares		Compensation		Shares		Compensation

Outstanding, beginning of period	1,151		$3,236		474		$2,490		629		$64
Restricted shares granted	461	(1)	2,258	(1)	-		-		-		-
Other	35		79		-		-		-		-
Forfeited and not expected to vest	(219	)(2)	(260	)(2)	(318	)(5)	(1,673	)(5)	-		-
Modification of award	-		(95)		-		-		-		-
Fair value adjustment	-		-		-		(388	)(7)	-		-
Vested shares and expense	(423)		(2,870)		-		(304)		(629	)(8)	(64	)(8)

Outstanding, end of period	1,005	(3)	$2,348	(3)	156		$125		-		$-
Intrinsic value, end of period	$2,774	(4)			$430	(4)(6)			$-
Weighted average remaining term for recognition of unvested expense			0.8				1.0				-

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	The weighted average fair value was $4.90 per share based on the closing price of the Company’s Common Stock on the grant date.
(2)	Forfeitures of LTI Plan Equity Awards include 162,000 shares that vest only if Morinda achieves EBITDA of $20.0 million for the year ending December 31, 2019. Based on the Company’s current assessment, these shares are not expected to vest. Therefore, all previously recognized compensation expense related to these shares was reversed for the three months ended September 30, 2019.
(3)	As of September 30, 2019, unvested shares of restricted stock consist of approximately 1.0 million shares that will be issued upon vesting, and 0.1 million shares that are included in issued and outstanding shares but are subject to restrictive vesting conditions. For unvested shares that have been issued, $240,000 of unvested compensation is included in prepaid expenses and other current assets as of September 30, 2019.
(4)	The intrinsic value was based on the closing price of the Company’s common stock of $2.76 per share on September 30, 2019.
(5)	Forfeitures of LTI Plan Liability Awards include approximately 317,000 shares that vest only if Morinda achieves EBITDA of $20.0 million for the year ending December 31, 2019. Based on the Company’s current assessment, these shares are not expected to vest. Therefore, all previously recognized compensation expense related to these shares was reversed for the three months ended September 30, 2019.
(6)	Due to Morinda’s foreign operations, these awards will be settled in cash upon vesting since regulatory requirements prohibit settlement in shares. These awards vest between one and three years after the grant date and are classified as liabilities in the Company’s consolidated balance sheets based on the fair value of the Company’s Common Stock at the end of each reporting period. The liability is being recorded with a corresponding charge to stock-based compensation expense over the vesting period. As of September 30, 2019, approximately $0.3 million is included in current liabilities.
(7)	The change in unvested compensation resulted from a decrease in the closing price of the Company’s Common Stock for the nine months ended September 30, 2019.
(8)	Consists of restricted stock issued to the Company’s Chief Executive Officer in 2016 that vested over three years. The remaining shares became fully vested in March and April 2019.

Stock-based Compensation Expense

Substantially all stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The table below summarizes stock-based compensation expense related to stock options and restricted stock awards for the nine months ended September 30, 2019 and 2018 (in thousands):

	2019	2018

Stock options awards:
Employees	$2,026	$557
Non-employees	14	-
Restricted stock awards:
Equity classified	2,934	830
Liability classified	304	-

Total	$5,278	$1,387

NOTE 10 — INCOME TAXES

The Company’s provision for income taxes for the three and nine months ended September 30, 2019 resulted in income tax expense of $6.7 million and $12.8 million, respectively. The effective tax rate as a percentage of pre-tax earnings for the three and nine months ended September 30, 2019 was negative 168% and negative 110%, respectively. The negative effective tax rate for the three months ended September 30, 2019 was due to foreign tax expense and a domestic valuation allowance. The valuation allowance was partially reduced by the acquisition of BWR. The negative effective tax rates for the nine months ended September 30, 2019 was primarily due to establishment of valuation allowances and income tax expense in foreign jurisdictions.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

A valuation allowance is established when necessary to reduce the deferred tax assets to amounts expected to be realized. As of September 30, 2019, we evaluated our domestic net deferred tax assets and liabilities and determined that a valuation allowance was necessary. The determination was made primarily due to the existence of negative evidence of historical domestic net operating losses, possible limitations on the usability of certain net operating losses, and uncertainty regarding future domestic taxability due to the Company’s operations, and the reversal of taxable temporary differences. The establishment of this valuation allowance resulted in income tax expense of $8.2 million for the nine months ended September 30, 2019.

The Company’s U.S. federal income tax returns for 2015 through 2017 are open to examination for federal tax purposes. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2012. However, statutes in certain countries may allow income tax examinations for up to ten prior years.

The total outstanding balance for liabilities related to unrecognized tax benefits as of September 30, 2019 was $0.4 million. There were no unrecognized tax benefits as of September 30, 2018. The increase in 2019 relates to tax audits in foreign jurisdictions, transfer pricing adjustments, and state tax expense. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

At December 31, 2018, the Company had federal net operating loss (“NOL”) carryforwards of approximately $36.3 million, of which $24.9 million does not expire and $11.4 million will begin to expire in 2023. Additionally, the Company has varying amounts of NOL carryforwards in the U.S. states in which it does business that start to expire in 2023. The Company’s ability to utilize net operating losses may be limited due to changes in its ownership as defined by Section 382 of the Internal Revenue Code (the Code). Under the provisions of Section 382 and 383 of the Code, a change in control, as defined by the Code, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Executive Deferred Compensation Plan

Morinda’s Board of Directors implemented an unfunded executive deferred compensation plan in 2009 for certain executives of Morinda. All financial performance targets under the plan were achieved as of December 31, 2018, and a long-term liability of $4.1 million was included in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. After the executives retire, the deferred compensation obligation is payable over a period of up to 20 years.

401(k) Plan

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all eligible U.S. employees who are entitled to participate at the beginning of the first full quarter following commencement of employment. The Company matches contributions up to 3% of the participating employee’s compensation, and these matching contributions vest over four years with 0% vested through the end of the first year of service and 33% vesting upon completion of each of the next three years of service. Total contributions to the 401(k) Plan amounted to $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively. The Company did not have a 401(k) Plan for the three and nine months ended September 30, 2018.

Foreign Benefit Plans

Morinda has an unfunded retirement benefit plan for the Company’s Japanese branch that entitles substantially all employees in Japan, other than directors, to retirement payments. Morinda also has an unfunded retirement benefit plan in Indonesia that entitles all permanent employees to retirement payments.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Upon termination of employment, the Morinda employees of the Japanese branch are generally entitled to retirement benefits determined by reference to basic rates of pay at the time of termination, years of service, and conditions under which the termination occurs. If the termination is involuntary or caused by retirement at the mandatory retirement age of 65, the employee is entitled to a greater payment than in the case of voluntary termination. Morinda employees in Indonesia whose service is terminated are generally entitled to retirement benefits determined by reference to basic rates of pay at the time of termination, years of service and conditions under which the termination occurs. The unfunded benefit obligation for these defined benefit pension plans was approximately $3.4 million and $3.0 million as of September 30, 2019 and December 31, 2018, respectively. Of this amount, approximately $3.2 million and $2.9 million is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

Contingencies

The Company’s operations are subject to numerous governmental rules and regulations in each of the countries in which it does business. These rules and regulations include a complex array of tax and customs regulations as well as restrictions on product ingredients and claims, the commissions paid to the Company’s IPCs, labeling and packaging of products, conducting business as a direct-selling business, and other facets of manufacturing and selling products. In some instances, the rules and regulations may not be fully defined under the law or are otherwise unclear in their application. Additionally, laws and regulations can change from time to time, as can their interpretation by the courts, administrative bodies, and the tax and customs authorities in each country. The Company actively seeks to be in compliance, in all material respects, with the laws of each of the countries in which it does business and expects its IPCs to do the same. The Company’s operations are often subject to review by local country tax and customs authorities and inquiries from other governmental agencies. No assurance can be given that the Company’s compliance with governmental rules and regulations will not be challenged by the authorities or that such challenges will not result in assessments or required changes in the Company’s business that could have a material impact on its business, consolidated financial statements and cash flow.

The Company has various non-income tax contingencies in several countries. Such exposure could be material depending upon the ultimate resolution of each situation. As of September 30, 2019 and December 31, 2018, the Company has recorded a current liability under ASC 450, Contingencies, of approximately $0.8 million.

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

Guarantee Deposits

Morinda has deposits in Korea for collateral on IPC returns dictated by law, and collateral to credit card companies for guarantee of IPC payments. As of September 30, 2019 and December 31, 2018, guarantee deposits of approximately $0.8 million are included in other long-term assets in the accompanying unaudited condensed consolidated balance sheets.

NOTE 12 — RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2019 and 2018, the Company granted restricted stock awards to five non-employee members of the Board of Directors for an aggregate of 90,910 shares and 153,000 shares of Common Stock, respectively. The fair value of these shares was based on the closing price of the Company’s Common Stock on the grant date and amounted to an aggregate of $0.5 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. Compensation expense is recognized over the 12-month vesting period after the respective grant dates for these restricted stock awards. Please refer to Note 9 for additional information about restricted stock awards.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 —NET LOSS PER SHARE

Net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. The calculation of diluted net loss per share includes dilutive stock options, unvested restricted stock awards, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. For the three and nine months ended September 30, 2019 and 2018, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. As of September 30, 2019 and 2018, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2019	2018

Stock options	2,646	1,486
Unissued restricted stock awards under LTI Plan	1,161	-
Warrant issued for license agreement	200	-

Total	4,007	1,486

NOTE 14 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date

The fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, payables to former Morinda shareholders, and notes payable approximate their carrying values as of September 30, 2019 and December 31, 2018. The contingent consideration obligations incurred in the business combinations with Marley and Morinda are recorded at estimated fair value as of September 30, 2019 and December 31, 2018. In addition, the net assets acquired in the business combinations discussed in Note 3 were recorded at fair market value on the date of closing. The Company did not have any other nonrecurring assets and liabilities measured at fair value as of September 30, 2019 and December 31, 2018.

The Company’s interest rate swaps, earnout obligations under business combinations, and embedded derivative liabilities are the only liabilities that have been carried at fair value on a recurring basis. The Company’s interest rate swap was recorded at fair market value and was classified within Level 2 of the fair value hierarchy. The Company’s earnout obligations under business combinations are recorded at fair market value and have been classified within Level 3 of the fair value hierarchy. The Company’s embedded derivative liabilities were recorded at fair market value and were classified within Level 3 of the fair value hierarchy. Details of the business combination earnout obligations, including valuation methodology and key assumptions and estimates used, are disclosed in Note 3. Details of the interest rate swap and the embedded derivative liabilities, including valuation methodology and key assumptions and estimates used, are disclosed in Note 7. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the nine months ended September 30, 2019 and 2018, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Significant Concentrations

For the three and nine months ended September 30, 2019, no single customer comprised more than 10% of the Company’s consolidated net revenue. For each of the three and nine months ended September 30, 2018, one customer comprised approximately 11% of the Company’s consolidated net revenue. A substantial portion of the Morinda segment is conducted in foreign markets, exposing the Company to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations. Approximately 73% of the Company’s consolidated net revenue and 91% of Morinda’s net revenue for the nine months ended September 30, 2019 has been generated outside the United States, primarily in the Asia Pacific market. Morinda’s Tahitian Noni® Juice, MAX and other noni-based beverage products comprise over 82% of Morinda’s net revenue for the nine months ended September 30, 2019. However, if consumer demand for these products decreases significantly or if the Company ceases to offer these products without a suitable replacement, the Company’s consolidated financial condition and operating results would be adversely affected. The Company purchases fruit and other Noni-based raw materials from French Polynesia, but these purchases of materials are from a wide variety of individual suppliers with no single supplier accounting for more than 10% of its raw material purchases for the nine months ended September 30, 2019. However, as the majority of the raw materials are consolidated and processed at the Company’s plant in Tahiti, the Company could be negatively affected by certain governmental actions or natural disasters if they occurred in that region of the world.

Financial instruments that are subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. Cash deposits, including those held in foreign branches of global banks often exceed the amount of insurance, if any, provided on such deposits. As of September 30, 2019, the Company had cash and cash equivalents with three financial institutions in the United States with balances of $21.3 million, $3.0 million, and $0.7 million; two financial institutions in China with balances of $7.5 million and $3.8 million; and two financial institutions in Japan with balances of $20.7 million and $6.0 million. As of December 31, 2018, the Company had cash and cash equivalents with a single financial institution in the United States with a balance of $6.5 million, and two financial institutions in China with balances of $14.5 million and $8.0 million. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographies and industries. The Company performs ongoing credit evaluations on certain customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential bad debts and historically such losses have been insignificant. As of September 30, 2019, the Company did not have any customers with an accounts receivable balance in excess of 10% of consolidated accounts receivable. As of September 30, 2018, the Company had two customers that comprised 11% and 10% of accounts receivable, net.

NOTE 15 — SEGMENTS AND GEOGRAPHIC CONCENTRATIONS

Reportable Segments

The Company follows segment reporting in accordance with ASC Topic 280, Segment Reporting. As a result of the business combination with Morinda in December 2018 as discussed in Note 3, the Company has changed its operating segments to consist of the Morinda segment and the New Age segment. The New Age segment was previously comprised of the Brands segment and the DSD segment, which are now combined as a single segment as they are operating with a single management team. After the Morinda business combination, the Company’s CODM began assessing performance and allocating resources based on the financial information of these two reporting segments. Accordingly, the Company’s previous segment disclosures have been restated for the three and nine months ended September 30, 2018.

The New Age segment distributes beverages to retail customers throughout Colorado and surrounding states, and sells beverages to wholesale distributors, broad-liners, key account owned warehouses and international accounts using several distribution channels. Morinda is a healthy lifestyles and beverage company with operations in more than 60 countries around the world, and manufacturing operations in Tahiti, Germany, Japan, the United States, and China. Morinda is primarily a direct-to-consumer and e-commerce business with over 80% of its business generated in the key Asia Pacific markets of Japan, China, Korea, Taiwan, and Indonesia.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Net revenue by reporting segment for the three and nine months ended September 30, 2019 and 2018, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Morinda	$54,843	$-	$155,125	$-
New Age	14,985	13,243	39,358	38,164

Total revenue	$69,828	$13,243	$194,483	$38,164

Gross profit (loss) by reporting segment for the three and nine months ended September 30, 2019 and 2018, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Morinda	$43,288	$-	$121,462	$-
New Age	(2,992)	1,699	(941)	6,075

Total gross profit	$40,296	$1,699	$120,521	$6,075

Assets by reporting segment as of September 30, 2019 and December 31, 2018, were as follows (in thousands):

	2019	2018

Morinda	$202,241	$206,222
New Age	111,435	80,710

Total assets	$313,676	$286,932

Capital expenditures for property and equipment and identifiable intangible assets incurred by reporting segment for the three and nine months ended September 30, 2019 and 2018, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019		2018

Morinda	$205	$-	$746		$-
New Age	1,996	8	3,705	(1)	72

Total capital expenditures	$2,201	$8	$4,451		$72

(1)	Consists of additions to property and equipment of $0.9 million, the fair value of identifiable intangible assets acquired for $1.1 million, and property, equipment and intangible assets of $1.7 million acquired in the acquisition of BWR as discussed in Note 3.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Geographic Concentrations

The following table presents net revenue by geographic region for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

United States of America	$19,610	$13,243	$53,010	$38,164
International	50,218	-	141,473	-

Net revenue	$69,828	$13,243	$194,483	$38,164

As of September 30, 2019, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $11.0 million. As of December 31, 2018, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $38.5 million, including approximately $27.8 million located in Japan. See Note 6 for a discussion of the sale leaseback of the Company’s property in Japan.

NOTE 16 — SUBSEQUENT EVENTS

Second Amendment to Credit Facility

On October 9, 2019, the Company entered into a Second Amendment and Waiver (the “Second Amendment”) to the Credit Facility discussed in Note 7. Under the Second Amendment, EWB waived (i) any default for failure to maintain at least $5.0 million of net cash with EWB in the United States or in China during the period from July 25, 2019 to October 9, 2019 and (ii) any default for failing to maintain primary operating accounts with EWB, and ensure that the Company’s deposit and investment accounts with third party financial institutions located in China contain no more than 40% of the Company’s total cash, cash equivalents and investment balances maintained in China. The Second Amendment also amended the Credit Facility to (i) extend the time period to establish compliance with the operating account provisions until November 30, 2019, (ii) to make the covenants no longer applicable to the Company’s subsidiaries in China, and (iii) to decrease the amount of net cash from $5.0 million to $2.0 million that the Company is required to maintain with EWB on and after December 31, 2019.

Equity Awards

On October 14, 2019, the Company made restricted stock grants for an aggregate of approximately 159,000 shares to certain key employees of BWR. The fair value of the restricted stock on the date of grant was approximately $0.4 million. In addition, stock options for an aggregate of approximately 75,000 shares were granted to certain BWR employees at an exercise price of $2.71 per share. These restricted stock awards and stock options vest annually for approximately one-third of the shares in each of July 2020, July 2021 and July 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward-Looking Statements

Certain statements in this Management’s Discussion and Analysis other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in our Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Part I, Item 1 of this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Notice Regarding Forward-Looking Statements” above. Our actual results may differ materially from those described below. You should read the “Risk Factors” section set forth in Item 1A of our 2018 Form 10-K and in Part II, Item 1A of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Certain figures, such as interest rates and other percentages included in this section, have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Our Business Model

We are a healthy beverages and lifestyles company engaged in the development and commercialization of a portfolio of organic, natural and other better-for-you healthy beverages, liquid dietary supplements, cannabidiol (“CBD”) topical products, and other healthy lifestyle products. We compete in the growth segments of the beverage industry as a leading one-stop shop supplier for major retailers and distributors. We also are one of the few companies in our industry that commercializes its business across multiple channels including traditional retail, e-commerce, direct to consumer, and the medical channel. We market a full portfolio of Ready-to-Drink (“RTD”) better-for-you beverages including competitive offerings in the kombucha, tea, coffee, functional waters, relaxation drinks, energy drinks, rehydrating beverages, and functional medical beverage segments. We also offer liquid dietary supplement products, including Tahitian Noni® Juice, through a direct-to-consumer model using independent distributors called independent product consultants (“IPCs”). We differentiate our brands through functional performance characteristics and ingredients and offer products that are organic and natural, with no high-fructose corn syrup (“HFCS”), no genetically modified organisms (“GMOs”), no preservatives, and only natural flavors, fruits, and ingredients. We rank as one of the largest healthy beverage companies in the world as well as one of the fastest growing beverage companies according to Beverage Industry Magazine annual rankings. Our goal is to become the world’s leading healthy beverage company, with leading brands for consumers, and leading growth for retailers and distributors. Our target market is health conscious consumers, who are becoming more interested and better educated on what is included in their diets, causing them to shift away from less healthy options such as carbonated soft drinks or other high caloric beverages and towards alternative beverage choices. We believe consumer awareness of the benefits of healthier lifestyles and the availability of heathier beverages is rapidly accelerating worldwide, and we are seeking to capitalize on that shift.

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

Recent Developments

Reference is made to Notes 3, 6, 7, 8 and 16 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of Recent Developments during 2019, including (i) a new Credit Facility for $25.0 million of funding with East West Bank entered into on March 29, 2019, as discussed in Note 7, (ii) repayment and termination of the Siena Revolver on March 29, 2019, as discussed in Note 7, (iii) a sale leaseback of real estate in Tokyo, Japan entered into on March 22, 2019 that resulted in a net selling price of $53.5 million, as discussed in Note 6, (iv) an At the Market Offering agreement entered into on April 30, 2019 that resulted in net proceeds of $13.2 million through September 30, 2019, as discussed in Note 8, and (v) the closing of a Merger Agreement with BWR for total consideration of approximately $1.0 million on July 10, 2019, as discussed in Note 3. In addition, the Morinda business combination that closed on December 21, 2018 significantly impacts our 2019 results compared to 2018. These Recent Developments are also discussed below under the caption Liquidity and Capital Resources.

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

Change in Fair Value of Earnout Obligations. When we enter into business combinations, the acquisition-related transaction costs are accounted for as expenses in the periods in which such costs are incurred. When we enter into business combinations, a portion of the consideration may be contingent on future operating performance of the acquired business. In these circumstances, we determine the fair value of the contingent consideration as a component of the purchase price, and all future changes in the fair value of our obligations are reflected as an adjustment to our operating expenses in the period that the change is determined. In periods when the fair value of contingent consideration increases, we recognize an expense and when the fair value of contingent consideration decreases, we recognize a gain.

Impairment of right-of-use lease assets. We perform an evaluation to determine if impairment exists when we decide to cease using certain right-of-use (“ROU”) lease assets and decide to sublease space that is no longer needed for current operations. If we determine that a loss is expected to occur due to a delay in engaging with a qualified subtenant and/or due to unfavorable market rates for similar commercial properties, we recognize an impairment charge based on the expected discounted cash flows.

Depreciation and amortization expense. Depreciation and amortization expense are comprised of depreciation expense related to property, plant and equipment, amortization expense related to leasehold improvements, and amortization expense related to identifiable intangible assets.

Gains from sale of property and equipment. Gains from the sale of property and equipment are reflected in the period that the sale transaction closes.

Gain on change in fair value of embedded derivatives. The Siena Revolver, which was terminated on March 29, 2019, contained features referred to as embedded derivatives that were required to be bifurcated and recorded at fair value. Embedded derivatives include requirements to pay default interest upon the existence of an event of default and to pay “make-whole” interest for certain mandatory and voluntary prepayments of the outstanding principal balance under the Siena Revolver. We performed valuations of the embedded derivatives on a quarterly basis. Changes in the fair value of embedded derivatives are reflected as a non-operating gain or loss in our consolidated statements of operations.

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

Other expense, net. Other expense, net consists of non-operating expenses, net of interest and other non-operating income.

Income tax expense. The provision for income taxes is based on the amount of our taxable income and enacted federal, state and foreign tax rates, as adjusted for allowable credits and deductions. Our provision for current income taxes consists only of foreign taxes for the periods presented as we had no taxable income for U.S. federal or state purposes.

Results of Operations

Three Months Ended September 30, 2019 and 2018

A comparison of our consolidated statements of operations for the three months ended September 30, 2019 and 2018 is presented below (in thousands):

	2019	2018	Change

Net revenue	$69,828	$13,243	$56,585
Cost of goods sold	29,532	11,544	17,988

Gross profit	40,296	1,699	38,597
Gross margin	58%	13%

Operating expenses:
Commissions	21,185	356	20,829
Selling, general and administrative	26,104	4,338	21,766
Change in fair value of earnout obligations	(6,244)	-	(6,244)
Depreciation and amortization expense	2,241	416	1,825

Total operating expenses	43,286	5,110	38,176

Operating loss	(2,990)	(3,411)	421

Non-operating income (expenses):
Interest expense	(727)	(44)	(683)
Loss from change in fair value of derivatives	(166)	-	(166)
Loss on sale of property and equipment	(85)	-	(85)
Other expense, net	(48)	(49)	1

Loss before income taxes	(4,016)	(3,504)	(512)
Income tax expense	(6,671)	-	(6,671)

Net loss	$(10,687)	$(3,504)	$(7,183)

Revenue. Net revenue increased from $13.2 million for the three months ended September 30, 2018 to $69.8 million for the three months ended September 30, 2019, an increase of $56.6 million. For the three months ended September 30, 2019, the vast majority of this increase was attributable to the Morinda segment, which generated net revenue of $54.8 million. Because the Morinda business combination closed on December 21, 2018, no revenue was generated by this segment for the three months ended September 30, 2018. Net revenue for the New Age segment increased by 13% from $13.2 million for the three months ended September 30, 2018 to $15.0 million for the three months ended September 30, 2019. The increase in net revenue for the New Age segment of $1.6 million was attributable to the acquisition of BWR, which had net revenue of $2.4 million for the period from the closing date on July 10, 2019 through September 30, 2019, partially offset by a decrease of $0.8 million in net revenue attributable to the legacy products in the New Age segment.

Cost of goods sold. Cost of goods sold increased from $11.5 million for the three months ended September 30, 2018 to $29.5 million for the three months ended September 30, 2019, an increase of $18.0 million. For the three months ended September 30, 2019, $11.6 million of this increase was attributable to the Morinda segment. Because the Morinda business combination closed on December 21, 2018, no cost of goods sold was incurred by this segment for the three months ended September 30, 2018. The remainder of the increase in cost of goods sold of $6.4 million was attributable to the New Age segment, which increased from $11.5 million for the three months ended September 30, 2018 to $18.0 million for the three months ended September 30, 2019, an increase of 55%. This increase in cost of goods sold for the New Age segment was due to (i) the acquisition of BWR, which had cost of goods sold of $2.3 million for the period from the closing date on July 10, 2019 through September 30, 2019, and (ii) higher product costs incurred in the second half of 2018 due to smaller production runs and buying raw materials in smaller amounts on the spot market, related to our working capital constraints in 2018. For the three months ended September 30, 2019, we continued to cycle through these higher cost inventories, which increased our cost of goods sold. Additionally, during the three months ended September 30, 2019, we increased our reserve for product that was approaching expiration by $0.5 million.

Gross profit. Gross profit increased from $1.7 million for the three months ended September 30, 2018 to $40.3 million for the three months ended September 30, 2019, an increase of $38.6 million. Gross margin increased from 13% for the three months ended September 30, 2018 to 58% for the three months ended September 30, 2019. The increase in gross profit and gross margin was primarily attributable to the business combination with Morinda on December 21, 2018. The increase in gross profit of $38.6 million was attributable to the Morinda segment, which accounted for $43.3 million of gross profit and was partially offset by a reduction of $4.7 million in gross profit for the New Age segment. The reduction of $4.7 million in gross profit for the New Age segment for the three months ended September 30, 2019 was due to cost of goods sold that increased by 55% compared to net revenues that increased by 13%. We are in the process of mitigating the reduction in gross margins of the New Age segment. Our actions include, but are not limited to, changes in our sales leadership team and product pricing adjustments that will take place in the first quarter of 2020.

Commissions. Commissions increased from $0.4 million for the three months ended September 30, 2018 to $21.2 million for the three months ended September 30, 2019, an increase of $20.8 million. This increase was solely attributable to commissions incurred by the Morinda segment, which amounted to approximately 38% of the net revenue generated by the Morinda segment. Under Morinda’s business model, commissions typically range between 37% and 40% of net revenue. Commissions for the New Age segment are typically about 3% of net revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $4.3 million for the three months ended September 30, 2018 to $26.1 million for the three months ended September 30, 2019, an increase of $21.8 million. This increase was primarily attributable to (i) $19.3 million related to the Morinda segment, (ii) an increase in compensation and benefits for the New Age segment of $0.7 million, (iii) an increase in stock-based compensation costs for the New Age segment of $1.0 million primarily related to vesting of outstanding grants and new grants and (iv) an increase of $0.9 million related to expenses for BWR, which was acquired during the quarter.

The key components of selling, general and administrative expenses for the Morinda segment consist of (i) compensation and benefit costs of $10.0 million, (ii) business meetings, awards, promotions and travel of $4.0 million, (iii) rent, repairs and other occupancy costs of $2.5 million, (iv) professional fees of $0.7 million, and (v) transaction fees, communications expense and other of $2.0 million. Compensation and benefits for the Morinda segment is net of a credit to stock-based compensation expense of $0.5 million that resulted from the reversal of stock-based compensation for performance awards where the performance target is not expected to be achieved and due to decline in our stock price that is used to measure compensation for restricted stock awards that are classified as liabilities.

Change in fair value of earnout obligations. In connection with the Morinda business combination, we issued Series D Preferred Stock that provides for an Annual Dividend of $0.2 million and a Milestone Dividend of up to $15.0 million if the Adjusted EBITDA of Morinda is at least $20.0 million for the year ending December 31, 2019. As of September 30, 2019 and June 30, 2019, the estimated fair value of the Series D Preferred Stock was approximately $0.2 million and $6.5 million, respectively. The reduction in fair value was due to our assessment that the Adjusted EBITDA target will not be achieved and that the only value associated with the Series D Preferred Stock is approximately $0.2 million for the Annual Dividend. Accordingly, we recognized an unrealized gain of approximately $6.2 million for the three months ended September 30, 2019. Depending on the cumulative progress toward achieving the Milestone Dividend through the fourth quarter of 2019, we may recognize a loss of up to $15.0 million if the fair value of the Milestone Dividend increases to the maximum value. However, we currently believe there is only a remote possibility that there will be any fair value associated with the Milestone Dividend.

Depreciation and amortization expense. Depreciation and amortization expense included in operating expenses increased from $0.4 million for the three months ended September 30, 2018 to $2.2 million for the three months ended September 30, 2019, an increase of $1.8 million. This increase was primarily due to approximately $0.7 million of depreciation and $0.9 million of amortization related to the Morinda business combination that closed on December 21, 2018. As of September 30, 2019, we have approximately $43.2 million of identifiable intangible assets and approximately $24.1 million of depreciable property and equipment related to the Morinda business combination. Accordingly, we expect to continue to recognize a significant increase in depreciation and amortization expense for the remainder of the year ending December 31, 2019.

Interest expense. Interest expense increased from $44,000 for the three months ended September 30, 2018 to $0.7 million for the three months ended September 30, 2019, an increase of $0.7 million. The increase in interest expense was primarily attributable to (i) interest expense under the EWB Credit Facility of $0.2 million based on a weighted average interest rate of 5.3% and weighted average borrowings outstanding of $15.2 million for the three months ended September 30, 2019, (ii) accretion of discount for an aggregate of $0.2 million related to the Morinda business combination liabilities and the EWR Credit Facility, and (iii) imputed interest expense of $0.3 million related to our deferred lease financing obligation. For the three months ended September 30, 2018, we incurred interest expense of $44,000 that was primarily attributable to a convertible note payable to Dominion Capital that was repaid during the three months ended September 30, 2018.

Loss on change in fair value of derivatives. For the three months ended September 30, 2019, we recognized a loss from the change in fair value of derivatives of $0.2 million. We did not have any gains or losses on derivatives for the three months ended September 30, 2018. In July 2019, we entered into an interest rate swap agreement with EWB. This swap agreement provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. Through September 30, 2019, we had an unrealized loss from this interest rate swap agreement of approximately $0.2 million due to a decline in the fair value.

Income tax expense. For the three months ended September 30, 2019, we recognized income tax expense of $6.7 million, which consisted of foreign tax expense of $2.2 million, and the establishment of a domestic valuation allowance of $4.9 million. The valuation allowance was partially offset by $0.4 million from the acquisition of BWR. Due to the establishment of a valuation allowance applied against our domestic net deferred tax assets, we did not recognize a domestic income tax benefit for the three months ended September 30, 2018.

Nine months Ended September 30, 2019 and 2018

A comparison of our consolidated statements of operations for the nine months ended September 30, 2019 and 2018, is presented below (in thousands):

	2019	2018	Change

Net revenue	$194,483	$38,164	$156,319
Cost of goods sold	73,962	32,089	41,873

Gross profit	120,521	6,075	114,446
Gross margin	62%	16%

Operating expenses:
Commissions	58,830	1,029	57,801
Selling, general and administrative	81,121	12,736	68,385
Change in fair value of earnout obligations	(12,909)	100	(13,009)
Impairment of right-of-use lease assets	1,500	-	1,500
Depreciation and amortization expense	6,494	1,454	5,040

Total operating expenses	135,036	15,319	119,717

Operating loss	(14,515)	(9,244)	(5,271)

Non-operating income (expenses):
Gain from sale of land and building	6,357	-	6,357
Gain from change in fair value of derivatives	304	-	304
Interest expense	(3,129)	(225)	(2,904)
Other expense, net	(233)	(53)	(180)

Loss before income taxes	(11,216)	(9,522)	(1,694)
Income tax expense	(12,768)	-	(12,768)

Net loss	$(23,984)	$(9,522)	$(14,462)

Revenue. Net revenue increased from $38.2 million for the nine months ended September 30, 2018 to $194.5 million for the nine months ended September 30, 2019, an increase of $156.3 million. For the nine months ended September 30, 2019, this increase was primarily attributable to the Morinda segment, which generated net revenue of $155.1 million. Because the Morinda business combination closed on December 21, 2018, no revenue was generated by this segment for the nine months ended September 30, 2018.

Net revenue for the New Age segment increased by $1.2 million from $38.2 million for the nine months ended September 30, 2018 to $39.4 million for the nine months ended September 30, 2019. The increase in net revenue for the New Age segment was attributable to the acquisition of BWR, which had net revenue of $2.4 million for the period from the closing date on July 10, 2019 through September 30, 2019, partially offset by a decrease of $1.3 million in net revenue attributable to the legacy products in the New Age segment. The decrease in net revenue attributable to legacy products in the New Age segment was primarily attributable to (i) an increase in discounts and allowances during the first quarter of 2019 of $0.9 million, which was driven by the increase in billbacks and discounts from two of our major distributors where we were impacted by significant charges on shipments we shorted because of our inventory challenges, and (ii) we discontinued one of the products in the Coco-Libre brand and one of the products in the Marley brand to focus on products with higher future sales potential.

Cost of goods sold. Cost of goods sold increased from $32.1 million for the nine months ended September 30, 2018 to $74.0 million for the nine months ended September 30, 2019, an increase of $41.9 million. For the nine months ended September 30, 2019, $33.7 million of this increase was attributable to the Morinda segment. Because the Morinda business combination closed on December 21, 2018, no cost of goods sold was incurred by this segment for the nine months ended September 30, 2018. The remainder of the increase in cost of goods sold of $8.2 million was attributable to the New Age segment, which increased from $32.1 million for the nine months ended September 30, 2018 to $40.3 million for the nine months ended September 30, 2019, an increase of 25%. This increase in cost of goods sold for the New Age segment was due to (i) the acquisition of BWR, which had cost of goods sold of $2.3 million for the period from the closing date on July 10, 2019 through September 30, 2019, and (ii) approximately $5.8 million attributable to the legacy products of New Age due to higher product costs incurred in the second half of 2018 due to smaller production runs and buying raw materials in smaller amounts on the spot market, which was related to our working capital constraints in 2018. For the nine months ended September 30, 2019, we continued to cycle through these higher cost inventories, which increased our cost of goods sold. Additionally, during the nine months ended September 30, 2019, we completed full inventory counts and reconciliations which resulted in an expense of $1.6 million.

Gross profit. Gross profit increased from $6.1 million for the nine months ended September 30, 2018 to $120.5 million for the nine months ended September 30, 2019, an increase of $114.4 million. Gross margin increased from 16% for the nine months ended September 30, 2018 to 62% for the nine months ended September 30, 2019. The increase in gross profit and gross margin was attributable to the business combination with Morinda on December 21, 2018. The overall increase in gross profit was attributable to the Morinda segment, which accounted for $121.5 million of gross profit and was partially offset by a reduction of $7.1 million in gross profit for the New Age segment. The reduction of $7.1 million in gross profit for the New Age segment for the nine months ended September 30, 2019 was due to cost of goods sold that increased by 25% compared to net revenue that increased by 3%.

Commissions. Commissions increased from $1.0 million for the nine months ended September 30, 2018 to $58.8 million for the nine months ended September 30, 2019, an increase of $57.8 million. This increase was due to the Morinda business combination, which resulted in commissions of $57.7 million, or approximately 37% of the net revenue generated by the Morinda segment. Under Morinda’s business model, commissions typically range between 37% and 40% of net revenue. Commissions for the New Age segment are typically about 3% of net revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $12.7 million for the nine months ended September 30, 2018 to $81.1 million for the nine months ended September 30, 2019, an increase of $68.4 million. This increase consisted of $60.6 million related to the Morinda segment and $7.8 million related to the New Age segment. The key components of the $60.6 million of selling, general and administrative expenses for the Morinda segment consist of (i) compensation and benefit costs of $34.0 million, including stock-based compensation expense of $2.4 million, (ii) business meetings, awards, promotions and travel of $11.2 million, (iii) rent, repairs and other occupancy costs of $7.4 million, (iv) professional fees of $2.2 million, and (v) transaction fees, communications expense and other of $5.8 million. Increases for the New Age segment consisted of (i) compensation and benefits of $4.2 million, including an increase in stock-based compensation of $1.4 million, (ii) rent and occupancy costs of $1.7 million, (iii) director and officer insurance premiums and other costs of $1.5 million, and (iv) professional fees of $0.4 million.

Change in fair value of earnout obligations. In connection with the Morinda business combination, we issued Series D Preferred Stock that provides for an Annual Dividend of $0.2 million and a Milestone Dividend of up to an aggregate of $15.0 million if the Adjusted EBITDA of Morinda is at least $20.0 million for the year ending December 31, 2019. As of September 30, 2019 and December 31, 2018, the estimated fair value of the Series D Preferred Stock was approximately $0.2 million and $13.1 million, respectively. The reduction in fair value was due to our assessment that the Adjusted EBITDA target will not be achieved and that the only value associated with the Series D Preferred Stock is approximately $0.2 million for the Annual Dividend. Accordingly, we recognized an unrealized gain of approximately $12.9 million for the nine months ended September 30, 2019.

We are also subject to an earnout obligation in connection with the Marley business combination that provides for a one-time payment of $1.25 million beginning at such time that revenue for the Marley reporting unit is equal to or greater than $15.0 million during any trailing twelve calendar month period. As of September 30, 2018 and December 31, 2017, the estimated fair value of the Marley earnout was approximately $0.9 million and $0.8 million, respectively. For the nine months ended September 30, 2018, the increase in the fair value of the Marley earnout resulted in an unrealized loss of approximately $0.1 million. Since there was no change in the fair value of the Marley earnout for the nine months ended September 30, 2019, no gain or loss was recognized.

Impairment of right-of-use assets. In June 2019, we began attempting to sublease a portion of our ROU assets previously used for warehouse space that were no longer needed for current operations. As a result, an impairment evaluation was completed that resulted in recognition of an impairment charge of $1.5 million in June 2019. This evaluation was based on the expected time to obtain a suitable subtenant and current market rates for similar commercial properties. We are continuing to evaluate the estimated timing to sublease this warehouse space. It is possible that further impairment charges will be incurred if we are not able to locate a subtenant in the next six to eight months, or if the lease rate is lower than our current expectations.

Depreciation and amortization expense. Depreciation and amortization expense included in operating expenses increased from $1.5 million for the nine months ended September 30, 2018 to $6.5 million for the nine months ended September 30, 2019, an increase of $5.0 million. This increase was primarily due to approximately $2.2 million of depreciation and amortization related to property and equipment and $2.6 million of amortization related to identifiable intangible assets acquired in the Morinda business combination.

Gain from sale of building. On March 22, 2019, we entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.0 million of the land and building in Tokyo that serves as the corporate headquarters of Morinda’s Japanese subsidiary. Concurrently with the sale, we entered into a lease of this property for an expected term of 20 years with an extension option for an additional seven years. The sale of this property resulted in a gain of $24.1 million. We determined that $17.6 million of the gain was the result of above-market rent inherent in the leaseback arrangement. The $17.6 million portion of the gain related to above market rent is being accounted for as a lease concession whereby the gain will result in a reduction of rent expense of approximately $0.9 million per year over the 20-year lease term. The remainder of the gain of $6.4 million was attributable to the highly competitive process among the entities that bid to purchase the property and, accordingly, is recognized as a gain in our unaudited condensed consolidated statements of operations and consolidated loss for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, no gain or loss was recognized since we did not sell any of our property and equipment.

Gain on change in fair value of derivatives. For the nine months ended September 30, 2019, we recognized a net gain from the change in fair value of derivatives of $0.3 million. We did not have any gains or losses on derivatives for the nine months ended September 30, 2018. In July 2019, we entered into an interest rate swap agreement with EWB. This swap agreement provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. Through September 30, 2019, we had an unrealized loss from this interest rate swap agreement of approximately $0.2 million due to a decline in the fair value. This unrealized loss was offset by a gain from the change in fair value of embedded derivatives related to the Siena Revolver that was terminated in March 2019. As a result of these two derivatives, we recognized a net gain from change in fair value of derivatives of $0.3 million for the nine months ended September 30, 2019.

Interest expense. Interest expense increased from $0.2 million for the nine months ended September 30, 2018 to $3.1 million for the nine months ended September 30, 2019, an increase of $2.9 million. For the nine months ended September 30, 2019, interest expense was primarily attributable to (i) termination of the Siena Revolver which resulted in a make-whole prepayment penalty of $0.5 million, (ii) accretion of discount and write-off of debt issuance costs of $0.5 million related to the Siena Revolver, (iii) accretion of discount and amortization of debt discount for a total of $1.2 million related to the Morinda business combination liabilities and the EWB Credit Facility, (iv) imputed interest expense of $0.6 million related to our deferred lease financing obligation, and (v) interest expense under the EWB Credit Facility of $0.4 million based on a weighted average interest rate of 5.4% and weighted average borrowings outstanding of $10.7 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, we incurred interest expense of $0.2 million which was primarily attributable to a revolving credit agreement with U.S. Bank that was terminated in June 2018.

Other expense, net. For the nine months ended September 30, 2019, we had other expense, net of $0.2 million as compared to the nine months ended September 30, 2018, when we had other expense, net of $0.1 million. Other expense, net for the nine months ended September 30, 2019 consisted of other non-operating expense of $0.4 million, partially offset by interest income of $0.2 million.

For the nine months ended September 30, 2019, we recognized income tax expense of $12.8 million, which consisted of the establishment of a valuation allowance for $8.2 million and foreign income tax expense of $4.9 million. The valuation allowance for the nine months ended September 30, 2019, was partially offset by $0.4 million from the acquisition of BWR. Due to the establishment of a valuation allowance applied against our domestic net deferred tax assets, we did not recognize a domestic income tax benefit for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Overview

As of September 30, 2019, we had cash and cash equivalents of $68.4 million and working capital of $47.4 million. For the nine months ended September 30, 2019, we incurred a net loss of $24.0 million and we used cash in our operating activities of $20.9 million.

As of September 30, 2019, we have contractual obligations of approximately $25.4 million that are due during the 12-month period ending September 30, 2020. This amount includes (i) payables to the former stockholders of Morinda with a carrying value of $5.4 million as discussed below, (ii) operating lease payments of $8.8 million, and (iii) estimated cash payments due under our debt agreements of $11.1 million. In October 2019, we elected to repay all outstanding borrowings of $9.7 million under the EWB Revolver. The remaining $1.4 million of principal payments under the EWB Term Loan are payable in monthly installments of $125,000 commencing in October 2019. Our contractual obligations discussed above exclude any additional principal payments under the EWB Term Loan based on the calculation of Excess Cash Flow (as defined in the Credit Facility), beginning with the year ending December 31, 2019. If any Excess Cash Flow principal payments are required, they will be payable in April of the year following the calculation period.

Based on our expectations for future growth in net revenue for the Morinda and New Age segments, we believe our expected cash flow from operating activities for the 12-months ending September 30, 2020, combined with our existing cash resources of $68.4 million, and our ability to raise equity funding under our ATM or through secondary equity offerings, will be sufficient to fund our working capital requirements and the remainder of our net contractual obligations.

For the nine months ended September 30, 2019, a sale leaseback of Morinda’s Japanese headquarters, the refinancing of our bank debt, an “At the Market” public offering, and payments related to the Morinda business combination have had a significant impact on our liquidity and capital resources. These transactions are discussed further in the sections below.

Sale Leaseback

On March 22, 2019, we entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.1 million of the land and building in Tokyo that serves as the corporate headquarters of Morinda’s Japanese subsidiary. Concurrently with the sale, we entered into a lease of this property for a term of 27 years with the option to terminate at any time after seven years. The monthly lease cost is ¥20.0 million (approximately $185,000 based on the exchange rate as of September 30, 2019) for the initial seven-year term, and thereafter either party may elect to adjust the monthly lease payment to the then current market rate for similar buildings in Tokyo. In order to secure our obligations under the lease, we provided a refundable security deposit of approximately $1.8 million. If the lease is terminated before the 20th anniversary of the lease inception date, then we will be obligated to perform certain restoration obligations. We determined that the restoration obligations are a significant penalty whereby there is reasonable certainty that we will not elect to terminate the lease prior to the 20-year anniversary. Therefore, we determined the lease term was 20 years for financial reporting purposes.

In connection with this transaction, we either paid or are required to pay, or we have had a third party pay (i) $25.0 million to the former stockholders of Morinda to settle the contingent financing liability that we recognized in December 2018, (ii) $2.6 million to terminate the mortgage on the building which was required to paid directly to the mortgage holder by a third party to eliminate the lien on the property, (iii) transaction costs of $1.9 million, (iv) post-closing repair obligations of $1.7 million, and (v) Japanese income taxes of $11.9 million that are expected to be paid in the first quarter of 2020. After all of these payments are made, the net increase in our liquidity and capital resources from the sale leaseback is approximately $14.0 million.

At the Market Offering Agreement

On April 30, 2019, we entered into an At the Market Offering Agreement (the “ATM Offering Agreement”) with Roth Capital Partners, LLC (the “Agent”), pursuant to which we may offer and sell from time to time up to an aggregate of $100 million in shares of our Common Stock (the “Placement Shares”), through the Agent. We have no obligation to sell any of the Placement Shares under the ATM Offering Agreement, which terminates on April 30, 2020 and may be earlier terminated by both parties. We intend to use the net proceeds from the offering for general corporate purposes, including working capital. Under the terms of the ATM Offering Agreement, we agreed to pay the Agent a commission equal to 3% of the gross proceeds from the gross sales price of the Placement Shares up to $30 million, and 2.5% of the gross proceeds from the gross sales price of the Placement Shares in excess of $30 million. Through September 30, 2019, an aggregate of approximately 2.8 million shares of Common Stock were sold for net proceeds of approximately $13.2 million. Total commissions and fees deducted from the net proceeds were $0.4 million and other offering costs of $0.3 million were incurred for the nine months ended September 30, 2019.

East West Bank Credit Facility

On March 29, 2019, we entered into a Loan and Security Agreement (the “Credit Facility”) with East West Bank (“EWB”). The Credit Facility matures on March 29, 2023 (the “Maturity Date”) and provides for (i) a term loan in the aggregate principal amount of $15.0 million, which may be increased to $25.0 million subject to the satisfaction of certain conditions (the “Term Loan”) and (ii) a $10.0 million revolving loan agreement (the “EWB Revolver”). As of September 30, 2019, we had outstanding borrowings of $15.0 million under the Term Loan and $9.7 million under the EWB Revolver. On October 1, 2019, we elected to make a voluntary prepayment of $9.7 million to repay all outstanding borrowings under the EWB Revolver.

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

Borrowings outstanding under the Credit Facility bear interest at the Prime Rate (5.0% as of September 30, 2019) plus 0.5%. However, if the Total Leverage Ratio (as defined in the Credit Facility) is subsequently less than 1.50 to 1.00, borrowings will bear interest at the Prime Rate plus 0.25%. We may voluntarily prepay amounts outstanding under the EWB Revolver on ten business days’ prior notice to EWB without prepayment charges. In the event the EWB Revolver is terminated prior to the Maturity Date, we would be required to pay an early termination fee in the amount of 0.50% of the revolving line. Additional borrowing requests under the EWB Revolver are subject to various customary conditions precedent, including satisfaction of a borrowing base test as more fully described in the Credit Facility. The EWB Revolver also provides for an unused line fee equal to 0.5% per annum of the undrawn portion. The EWB Revolver includes a subjective acceleration clause and a lockbox arrangement where we are required to direct our customers to remit payments to a restricted bank account, whereby all available funds are used to pay down the outstanding principal balance under the EWB Revolver. Accordingly, we are required to classify the entire outstanding principal balance of the EWB Revolver as a current liability in our unaudited condensed consolidated balance sheets.

Payments under the Term Loan are interest-only for the first six months and are followed by principal and interest payments amortized over the remaining term of the Term Loan. We may elect to prepay the Term Loan before the Maturity Date on 10 business days’ notice to EWB subject to a prepayment fee of 2% for the first year of the Term Loan and 1% for the second year of the Term Loan. No later than 120 days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2019, we are required to make a payment towards the outstanding principal amount of the Term Loan in an amount equal to 35% of the Excess Cash Flow (as defined in the Credit Facility), if the Total Leverage Ratio is less than 1.50 to 1.00 or 50% of the Excess Cash Flow if the Total Leverage Ratio is greater than or equal to 1.50 to 1.00. Mandatory principal payments based on Excess Cash Flow generated in subsequent quarters are excluded from our current liabilities since they are contingent payments based on the generation of working capital in the future.

Morinda Business Combination Liabilities

We issued Series D Preferred Stock in connection with the Morinda business combination. The Series D Preferred Stock is classified as a liability in our unaudited condensed consolidated balance sheets. In April 2020, we are obligated to pay an Annual Dividend of $0.2 million. The Series D Preferred Stock includes an earnout payment based on the calculation of a Milestone Dividend. The maximum Milestone Dividend is $15.0 million if the Adjusted EBITDA of Morinda is $20.0 million or more for the year ending December 31, 2019. If Adjusted EBITDA is $17.0 million or less for the year ending December 31, 2019, no Milestone Dividend is payable. The Series D Preferred Stock is recorded in our financial statements at fair value, which amounted to $0.2 million as of September 30, 2019. In addition, we are obligated to make the remaining excess working capital (“EWC”) payments related to the Morinda business combination in July 2020. The EWC had a net carrying value of approximately $5.2 million as of September 30, 2019. The table below summarizes the net carrying value and the range of cash settlements for the Morinda business combination liabilities as of September 30, 2019 (in thousands):

	Carrying	Gross Settlement Value
	Value, Net	Minimum	Maximum

Payables to former Morinda stockholders:
EWC payable in July 2020	$5,207	$5,463	$5,463
Earnout under Series D preferred stock payable in April 2020	225	225	15,225
Total	$5,432	$5,688	$20,688

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	2019	2018	Change

Net cash provided by (used in):
Operating activities	$(20,941)	$(13,266)	$(8,675)
Investing activities	32,210	(70)	33,280
Financing activities	13,327	41,678	(28,351)

Cash Flows from Operating Activities

The key components in the calculation of our cash flows from operating activities for the nine months ended September 30, 2019 and 2018, are as follows (in thousands):

	2019	2018	Change

Net loss	$(23,984)	$(9,522)	$(14,462)
Gain from sale of property and equipment	(6,360)	-	(6,360)
Deferred income tax expense	(4,919)	-	(4,919)
Change in fair value of earnout obligations	(12,909)	100	(13,009)
Other non-cash and non-operating expenses, net	20,467	3,158	17,309
Changes in operating assets and liabilities, net	6,764	(7,002)	12,766

Total	$(20,941)	$(13,266)	$(8,675)

For the nine months ended September 30, 2019, our net loss was $24.0 million compared to a net loss of $9.5 million for the nine months ended September 30, 2018. Please refer to the section Results of Operations above for a discussion of the factors that resulted in our net loss for the nine months ended September 30, 2019 and 2018.

For the nine months ended September 30, 2019, for financial reporting purposes we had a gain of $6.4 million, primarily due to the sale of our land and building in Tokyo. This $6.4 million gain is excluded from our operating cash flows because it was generated from the receipt of investing cash flows. Differences in the timing of our recognition of the gain on sale for income tax and financial reporting purposes are primarily responsible for the deferred income tax benefit of $4.9 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2019, we also recognized an unrealized gain on the change in fair value of the Morinda earnout obligations of $12.9 million. The gain on sale, deferred income tax benefit, and the change in fair value of earnout obligations all favorably impacted our net loss but did not generate any operating cash flows for the nine months ended September 30, 2019.

Other net non-cash and non-operating expenses partially mitigated the impact of our net loss by $20.5 million. For the nine months ended September 30, 2019, non-cash and non-operating expenses consisted of (i) depreciation and amortization expense of $6.8 million, (ii) stock-based compensation expense of $5.3 million, (iii) non-cash lease expense of $4.9 million, (iv) impairment of ROU lease assets of $1.5 million, (v) accretion and amortization of debt discount and issuance costs of $1.8 million, and (vi) make-whole premium of $0.5 million. These non-cash expenses total $20.8 million and were partially offset by a gain from the change in fair value of embedded derivatives for $0.3 million.

For the nine months ended September 30, 2019, changes in operating assets and liabilities provided $6.8 million of operating cash flows. Changes that increased operating cash flows include (i) a net increase in accounts payable and accrued liabilities of $10.7 million that was driven by the increase in income taxes payable related to the gain on sale of our building in Japan, and (ii) a reduction in inventories of $1.2 million. As of September 30, 2019, we have total current income tax liabilities of $18.5 million that are expected to be paid in the first quarter of 2020, which will result in negative operating cash flows in the period in which we are required to make the payments.

The aggregate operating cash flow impact of the increase in accounts payable and accrued liabilities, and the decrease in inventories resulted in an increase in operating cash flows of $11.9 million. These increases in operating cash flows were partially offset by decreases of $1.9 million due to an increase in our trade receivables, and $3.2 million for increased prepaid expenses, deposits and other assets.

For the nine months ended September 30, 2018, cash flows used in operating activities amounted to $13.3 million. While we recognized a net loss of $9.5 million for the nine months ended September 30, 2018, the change in fair value of our obligations under the Marley earnout of $0.1 million and other net non-cash expenses of $3.1 million partially mitigated the cash impact of our net loss. For the nine months ended September 30, 2018, other non-cash expenses consisted of depreciation and amortization expense of $1.5 million, stock-based compensation expense of $1.4 million, accretion and amortization of debt discount and issuance costs of $0.2 million, and issuance of Common Stock to settle accrued interest for $0.1 million.

For the nine months ended September 30, 2018, changes in operating assets and liabilities used $6.9 million of operating cash flows, including repayments of accounts payable and accrued liabilities of $3.8 million, increased spending for inventories of $3.0 million, and an increase in accounts receivable of $0.2 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2019, cash provided by investing activities of $32.2 million was primarily driven by the sale leaseback of our land and building in Tokyo. The net selling price amounted to $53.5 million, of which $35.9 million of the proceeds was attributable to the sale of the property, $17.6 million was a financial inducement to enter into a 20-year operating lease as discussed under Cash Flows from Financing Activities, and $1.7 million was designated to fund future repair obligations. For the nine months ended September 30, 2019, our investing cash inflows from the sale leaseback were partially offset by capital expenditures for our operating segments of $2.6 million and a net cash payment of $1.0 million for our business combination with BWR. Our capital expenditures included property and equipment for our Morinda segment of $0.7 million, and capital expenditures for our New Age segment that included leasehold improvements related to our new distribution facility in Aurora, Colorado of $0.3 million, transportation equipment of $0.2 million, and furniture and office equipment primarily related to our new leased facilities in Aurora and Denver for a total of $0.4 million.

For the nine months ended September 30, 2018, our sole use of cash in investing activities resulted from cash payments of $0.1 million for equipment in our New Age segment.

Cash Flows from Financing Activities

Our financing activities provided net cash proceeds of $13.3 million for the nine months ended September 30, 2019 as compared to net cash proceeds received of $41.7 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the principal sources of cash from our financing activities consisted of (i) $52.1 million of borrowings, including $42.5 million under the EWB Credit Facility and $9.6 million under the Siena Revolver that was terminated in March 2019, (ii) proceeds of $17.6 million for a deferred lease financing obligation related to the sale leaseback of our land and building in Tokyo, (iii) net proceeds of $13.5 million from the issuance of approximately 2.8 million shares of Common Stock pursuant to the ATM Offering Agreement, and (iv) proceeds from the exercise of stock options of $0.4 million. These financing cash proceeds totaled $83.7 million and were partially offset by (i) principal payments under debt agreements of $34.4 million, including $19.7 million under the EWB Credit Facility, $9.7 million under the Siena Revolver, $2.6 million to repay the mortgage upon the sale of our land and building in Tokyo, and $2.4 million to terminate the line of credit assumed in the business combination with BWR, (ii) payment of Morinda business combination liabilities of $34.0 million, (iii) payments for debt issuance costs of $0.9 million to obtain the EWB Credit Facility, (iv) payment of make-whole premium of $0.5 million as a result of the termination of the Siena Revolver, and (v) cash payments of $0.2 million for offering costs related to the ATM Offering Agreement. The Siena Revolver was terminated on March 29, 2019 and was replaced with the EWB Credit Facility.

As discussed above, the net proceeds received from the buyer of our land and building in Tokyo included $17.6 million that represented an inducement to enter into the related leaseback financing arrangement. Since we agreed to pay above market lease payments for the 20-year lease term in exchange for an up-front cash payment included in the selling price, we have recognized a deferred lease financing obligation for this amount. For financial reporting purposes, a portion of the monthly operating lease payments is not being recognized as rent expense, but rather is allocated to reduce this financial liability and recognize imputed interest expense. For the nine months ended September 30, 2019, $0.3 million of our lease payments was allocated to reduce the financial liability.

For the nine months ended September 30, 2018, our financing activities provided net cash proceeds of $41.7 million. For the nine months ended September 30, 2018, the principal sources of cash from our financing activities consisted of (i) $4.6 million of borrowings under a convertible note payable to Dominion Capital, and (ii) net proceeds of $43.6 million from the issuance in a public offering of approximately 18.7 million shares of Common Stock. These financing cash proceeds totaled $48.2 million and were partially offset by principal payments of $4.6 million to repay the convertible note payable to Dominion Capital and $2.0 million to terminate a revolving credit agreement with U.S. Bank.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Foreign Currency Risks

We have foreign currency risks related to our net revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, Chinese Yuan and Japanese Yen. We generated approximately 73% of our net revenue from our international business for the nine months ended September 30, 2019. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our net revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

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

Non-GAAP Gross Revenue. For the calculation of Non-GAAP gross revenue, we exclude selling discounts and allowances when evaluating the gross amount of our revenue. Our Non-GAAP gross revenue is an important metric because this is how we believe investors and competitors measure us and other beverage companies since with additional scale distributors and retailers will have less ability to force discounts and allowances on smaller companies in the market.

EBITDA is net loss adjusted to exclude interest expense, income tax expense, and depreciation and amortization expense.

Adjusted EBITDA. For the calculation of Adjusted EBITDA, we also exclude stock-based compensation expense, including the fair value of shares of Common Stock issued for services. Our compensation strategy includes the use of stock-based compensation to attract and retain employees, directors and consultants. This strategy is principally aimed at aligning the employee interests with those of our stockholders and to achieve long-term employee retention, rather than to motivate or reward operational performance for any particular period. As a result, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any particular period.

We provide in the tables below a reconciliation from the most directly comparable GAAP financial measure to each non-GAAP financial measure presented. The calculation of our Non-GAAP gross revenue is presented below for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net revenue	$69,828	$13,243	$194,483	$38,164
Non-GAAP adjustment for discounts and allowances	3,799	2,080	8,102	5,151

Non-GAAP gross revenue	$73,627	$15,323	$202,585	$43,315

The calculation of our non-GAAP measures of EBITDA and Adjusted EBITDA is presented below for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net loss	$(10,687)	$(3,504)	$(23,984)	$(9,522)
EBITDA Non-GAAP adjustments:
Interest expense	727	44	3,129	225
Income tax expense	6,671	-	12,768	-
Depreciation and amortization expense	2,335	416	6,776	1,454

EBITDA	(954)	(3,044)	(1,311)	(7,843)
Adjusted EBITDA Non-GAAP adjustment:
Stock-based compensation expense	991	489	5,278	1,387
Fair value of Common Stock issued for services	-	-	31	-

Adjusted EBITDA	$37	$(2,555)	$3,998	$(6,456)

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective due to the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

The Company’s management identified a material weakness in internal control over financial reporting as a result of inadequate controls over the preparation and review of our condensed consolidated statements of cash flows. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the material weakness, both our Chief Executive Officer and Chief Financial Officer concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows as of the dates and for the periods presented, in conformity with U.S. GAAP.

Subsequent to the period covered by this Quarterly Report on Form 10-Q, management has been actively engaged in developing remediation plans to address the material weakness noted above. The Company is enhancing its current controls over the preparation and review of the condensed consolidated statements of cash flows.

Changes in Internal Control Over Financial Reporting

Other than described above, during the most recent fiscal quarter, there has been no change in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect New Age Beverages internal controls over financial reporting.

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

ITEM 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A. Risk Factors of our 2018 Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our 2018 Form 10-K, except for the following:

Goodwill and identifiable intangible assets associated with the two reporting units of the New Age segment are at risk for impairment charges.

Over the past several years, we have continued to invest in business combinations to accelerate our core business strategy of developing, marketing, selling, and distributing healthy liquid dietary supplements and ready-to-drink beverages. The carrying value of the New Age segment includes several reporting units with goodwill and identifiable intangible assets with an aggregate net carrying value of $46.7 million as of September 30, 2019. These intangible assets of the New Age segment primarily arose from a series of business combinations between April 2015 and June 2017. The acquisition of Maverick Brands, LLC (“Maverick”) in March 2017 resulted in total goodwill and identifiable intangible assets of $11.8 million, and the acquisition of Marley Beverage Company LLC (“Marley”) in June 2017 resulted in total goodwill and identifiable intangible assets of $18.7 million.

As of the date of our 2018 annual impairment test, the estimated fair value of each of the New Age segment’s reporting units exceeded the carrying value of the related goodwill and identifiable intangible assets. In accordance with our accounting policy, we considered the events and circumstances impacting the Maverick and Marley businesses during the third quarter of 2019 and concluded that it is not considered “more likely than not” that an impairment of the goodwill balances of these reporting units exists. However, our standard practice is to perform an annual goodwill impairment test during the fourth quarter of each calendar year. During the fourth quarter of each year, we also complete our annual budget process to reassess strategic priorities and forecast future operating performance and capital spending. Accordingly, we will perform an updated quantitative assessment of the fair value of each of our reporting units for the New Age and Morinda segments during the fourth quarter of 2019.

This annual quantitative assessment involves substantial judgment and estimation. If we project a sustained decline in a reporting unit’s revenues and earnings, it would have a significant negative impact on the fair value of the reporting unit which could result in material impairment charges in the future. Such a decline could be driven by, among other things: (i) changes in strategic priorities; (ii) anticipated decreases in product pricing, sales volumes, and long-term growth rates as a result of competitive pressures or other factors; and (iii) the inability to achieve, or delays in achieving the goals of our strategic initiatives and synergies. Adverse changes to macroeconomic factors, such as increases to long-term interest rates, would also negatively impact the fair value of our reporting units. The Maverick and Marley reporting units have experienced increasing market pressures throughout 2019 that have resulted in lower than expected revenues, gross margins and earnings. The upcoming quantitative assessment may result in impairment charges if there is any further deterioration in business conditions or negative changes in market factors, or if the recent trend of declining results for the Maverick and Marley reporting units is not remediated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the merger with BWR, which closed on July 10, 2019, we were obligated to issue up to 700,000 shares of our Common Stock to the sole owner of BWR upon finalization of the working capital calculation. Pursuant to the Merger Agreement, the Company issued 107,602 shares to the sole owner of BWR in October 2019. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. There were no other unregistered sales of our equity securities during the three months ended September 30, 2019.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

Correction of Errors

Subsequent to the issuance of the condensed consolidated financial statements for the period ended June 30, 2019, certain errors were discovered that impacted the Company’s previously issued condensed consolidated statements of cash flows for the three months ended March 31, 2019 and the six months ended June 30, 2019, and the condensed consolidated balance sheets as of March 31, 2019 and June 30, 2019.

The errors in the statement of cash flows are primarily related to the sale leaseback transaction discussed in Note 6 and the repayment of the Siena revolver discussed in Note 7 to the condensed consolidated financial statements. The Company has corrected the errors in presenting the condensed consolidated statement of cash flows for the nine months ended September 30, 2019. The errors are not considered material to the previously issued interim financial statements. The impact of these errors on the previously issued unaudited condensed consolidated statements of cash flows are as follows:

	Three Months Ended March 31, 2019			Six Months Ended June 30, 2019
	As Originally Presented	Adjustments *	As Restated	As Originally Presented	Adjustments *	As Restated
Change in ROU asset	-	1,389	1,389	-	2,986	2,986
Other accrued liabilities	8,857	(1,389)	7,468	16,696	(2,824)	13,872
Deferred lease financing obligation	17,640	(17,640)	-	17,420	(17,420)	-

Net cash provided by (used in) operating activities	11,439	(17,640)	(6,201)	2,517	(17,258)	(14,741)

Proceeds from sale of Japan land and building	31,445	4,428	35,873	31,445	4,428	35,873
Refundable lease deposits	-	(1,800)	(1,800)	-	(1,800)	(1,800)

Net cash provided by (used in) investing activities	32,837	2,628	35,465	30,879	2,628	33,507

Proceeds from borrowings	31,978	4,572	36,550	41,678	4,572	46,250
Principal payments on borrowing	(9,686)	(6,510)	(16,196)	(19,701)	(6,510)	(26,211)
Debt issuance costs paid	(40)	(210)	(250)	(719)	(210)	(929)
Make-whole payment	-	(480)	(480)	-	(480)	(480)
Payments under deferred financing obligation	-	-	-	-	(382)	(382)
Proceeds from deferred lease incentive obligation	-	17,640	17,640	-	17,640	17,640

Net cash provided by financing activities	22,670	15,012	37,682	6,916	14,630	21,546

*Certain previously reported non-cash adjustments are now reported gross within the statement of cashflows as of September 30, 2019.

The error in condensed consolidated balance sheets related to the understatement of the right-of-use asset and corresponding lease liability relating to the Company’s headquarter location in Japan. The Company made a correction to the incremental borrowing rate that resulted in an increase in the right-of-use asset and corresponding lease liability of approximately $6.0 million as of March 31, 2019 and $6.4 million as of June 30, 2019, respectively. As of September 30, 2019, the Company has corrected the error, and the amounts are not considered material to the previously issued interim financial statements.

ITEM 6. Exhibits.

The following exhibits are incorporated by reference or filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1*	Articles of Amendment to the Articles of Incorporation of the Company, filed as of April 20, 2015.
10.1	First Amendment, Waiver and Consent to Loan and Security Agreement, dated as of July 11, 2019, between the Company and East West Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)
10.2	Second Amendment and Waiver to Loan and Security Agreement, dated as of October 9, 2019, between the Company and East West Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2019)
10.3*	Second Amendment to Product & Trademark License Agreement
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW AGE BEVERAGES CORPORATION

Date: November 14, 2019	/s/ Brent Willis
Name: Brent Willis
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	/s/ Gregory A. Gould
Name: Gregory A. Gould
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

