Form 10-K
period 2019-12-31
New Age Beverages Corp
filed 2020-03-16
CIK 1579823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File Number 001-38014

New Age Beverages Corporation

(Exact Name of Registrant as Specified in its Charter)

Washington	27-2432263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2420 17th Street, Suite 220, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 566-3030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	NBEV	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, and an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, or “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

As of June 28, 2019, the last business day of the second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, was approximately $345,120,000, based on the last reported sales price of $4.66 as quoted on the Nasdaq Capital Market on such date.

The registrant had 85,437,046 shares of its $0.001 par value Common Stock outstanding as of March 10, 2020.

Documents incorporated by reference

The registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2020 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

-i-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

●	Anticipated operating results, including revenue and earnings.
●	Expected capital expenditure levels for 2020.
●	Volatility in credit and market conditions.
●	Our belief that we have sufficient liquidity to fund our business operations in 2020.
●	Ability to bring new products to market in an ever-changing and difficult regulatory environment.
●	Ability to re-patriate cash from certain foreign markets.
●	Strategy for customer retention and growth.
●	Our expectation that the disruptive impact of coronavirus on our business will be temporary.
●	Risk management strategy.
●	Ability to successfully integrate acquisitions.

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

-ii-

PART I

As used in this Report and unless otherwise indicated, the terms “we”, “us”, “our”, “New Age”, “NewAge”, or the “Company” refer to New Age Beverages Corporation and our subsidiaries. “Morinda” refers to our wholly-owned subsidiary, Morinda Holdings, Inc., and its subsidiaries in the U.S. and around the world. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

New Age Beverages Corporation, the New Age logo, Morinda, Noni by NewAge, Tahitian Noni, TeMana, and other trademarks or service marks of New Age appearing in this Report are the property of New Age Beverages Corporation or its subsidiaries. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

Item 1. Business

Business Overview

We are a healthy beverages and lifestyles company engaged in the development and commercialization of a portfolio of organic, natural and other better-for-you healthy beverages, liquid dietary supplements, cannabidiol (“CBD”) topical products, and other healthy lifestyle products. We compete in the growth segments of the beverage industry as a leading one-stop shop supplier for major retailers and distributors. We also are one of a few companies that commercializes its business across multiple channels including traditional retail, ecommerce, direct to consumer, and medical channels. We offer liquid dietary supplement products, including Tahitian Noni® Juice, through a direct-to-consumer model using independent distributors (called independent product consultants or “IPCs”). We market a full portfolio of Ready-to-Drink (“RTD”) better-for-you beverages including competitive offerings in the kombucha, tea, yerba mate, coffee, functional waters, relaxation drinks, energy drinks, rehydrating beverages, and functional medical beverage segments. We differentiate our brands through functional performance characteristics and ingredients, and offer many products that are 100% organic and natural, with no high-fructose corn syrup (“HFCS”), no genetically modified organisms (“GMOs”), no preservatives, and only natural flavors, fruits, and ingredients. We rank among the largest healthy-beverage companies in the world as well as one of the fastest growing beverage companies according to Beverage Industry Magazine annual rankings and Markets and Markets. Our goal is to become the world’s leading healthy beverage company, with leading brands for consumers, leading growth for retailers and distributors, and leading return on investment for shareholders. Our target market is health conscious consumers, who are becoming more interested and better educated on what is included in their diets, causing them to shift towards alternative beverage choices and away from less healthy options such as carbonated soft drinks or other high caloric beverages. We believe consumer awareness of the benefits of healthier lifestyles and the availability of heathier beverages is rapidly accelerating worldwide, and we are seeking to capitalize on that shift.

Corporate History

New Age Beverages Corporation was incorporated under the laws of the State of Washington in April 2010 under the name American Brewing Company, Inc. (“American Brewing”). On April 1, 2015, American Brewing acquired the assets of B&R Liquid Adventure, which included the brand Búcha® Live Kombucha. Prior to acquiring the Búcha® Live Kombucha brand and business, we were a craft brewery operation. In October 2015, we sold the American Brewing division, including its brewery and related assets, to focus exclusively on healthy beverages. In April 2016, new management assumed daily operation of the business, and began the implementation of a new vision for the Company. In May 2016 we changed our corporate name to Búcha, Inc. (“Búcha”), and then on June 30, 2016, we acquired the combined assets of Xing Beverage, LLC, New Age Beverages, LLC, Aspen Pure, LLC, and New Age Properties. We then shut down all California operations where Búcha was based, relocated the Company’s operational headquarters to Denver, Colorado and changed our name to New Age Beverages Corporation.

In February 2017, we up-listed to the Nasdaq Capital Market (“Nasdaq”). In March 2017, we acquired the assets of Maverick Brands, including its brand Coco Libre®. In June 2017, we acquired the assets of Premier Micronutrient Corporation (“PMC”), and also completed the acquisition of Marley Beverage Company (“Marley”) including the brand licensing rights to Marley® brand RTD beverages.

On December 21, 2018, we completed a business combination with Morinda, whereby Morinda became a wholly-owned subsidiary of the Company. Morinda is a Utah-based healthy lifestyles and beverage company founded in 1996 with operations in more than 60 countries around the world, and manufacturing operations in Tahiti, the U.S., China, Japan, and Germany. Morinda was the first company to commercially globally sell products derived from the noni plant, an antioxidant-rich, natural resource found in French Polynesia. Morinda is primarily a direct-to-consumer and ecommerce business working with approximately 280,000 independent contractor IPCs and customers worldwide. More than 60% of its business is generated in the key Asia Pacific markets of Japan, China, Korea, Taiwan, and Indonesia. The combination with Morinda provided the Company with an augmented portfolio of healthy beverages, with multi-channel penetration spanning traditional retail, ecommerce, and in-home, and hybrid route-to-market spanning direct-store-delivery (“DSD”), wholesale, and direct-to-consumer.

On July 10, 2019, we completed a business combination with Brands Within Reach, LLC (“BWR”) whereby BWR became a wholly-owned subsidiary of the Company. BWR owns key licensing and distribution rights in the United States for some of the world’s leading beverage brands including Nestea®, Volvic®, Evian® and Illy® Ready-to-Drink Coffee. We have established our new North American operations location at BWR’s leased facility north of New York City in Mamaroneck, New York.

We have four direct subsidiaries, all of which are wholly-owned. These subsidiaries consist of Morinda (doing business as Noni by NewAge), BWR, NABC, Inc., and NABC Properties, LLC (“NABC Properties”). NABC, Inc. is a Colorado-based operating company that consolidates performance and financial results of the Company’s subsidiaries and divisions. NABC Properties administers a building owned by New Age in southern Colorado. We previously had a subsidiary, New Age Health Sciences, Inc., that was merged with and into NABC in November 2019.

For the years ended December 31, 2019 and 2018, our operating segments have consisted of the Morinda segment and the NewAge segment. We recently announced that Morinda has begun doing business as Noni by NewAge, thereby refocusing on the rich Tahitian heritage of our noni-based product offerings and cinching the tie with New Age Beverages. As a result of this change, throughout this Report we refer to our former Morinda segment as the Noni by NewAge segment of our business.

The Noni by NewAge segment is engaged in the development, manufacturing, and marketing of Tahitian Noni® Juice, MAX and other noni beverages as well as other nutritional, cosmetic and personal care products. The Noni by NewAge segment has manufacturing operations in Tahiti, Germany, Japan, the United States, and China. The Noni by NewAge products are sold and distributed in more than 60 countries using IPC’s through its direct to consumer selling network and e-commerce business model. Approximately 80% of the net revenue of the Noni by NewAge segment is generated in the key Asia Pacific markets of Japan, China, Korea, Taiwan, and Indonesia.

The NewAge segment manufactures, markets and sells a portfolio of healthy beverage brands including Xing® Tea, Marley, Búcha® Live Kombucha, Coco-Libre®, Evian® and Volvic®. These products are distributed through the Company’s DSD network and a hybrid of other routes to market throughout the United States and in 15 countries around the world. The NewAge brands are sold in all channels of distribution including hypermarkets, supermarkets, pharmacies, convenience, gas and other outlets.

Principal Products

Our core business is developing, marketing, selling, and distributing healthy liquid dietary supplements and ready-to-drink beverages. The beverage industry comprises $1 trillion in annual revenue according to Euromonitor and Booz & Company and is highly competitive with three to four major multibillion-dollar multinational companies dominating the sector. We compete by differentiating our brands as healthier and better-for-you alternatives that are natural, organic, have no artificial ingredients or sweeteners, or a combination of those features. Our brands include Tahitian Noni® Juice, TruAge®, Xing® Tea, Aspen Pure®, Marley®, Búcha® Live Kombucha, PediaAde™, Coco Libre®, BioShield™, and ‘NHANCED™ Recovery, all competing in the beverage industry. Noni by NewAge also has several additional consumer product offerings, including a TeMana® line of skin care and lip products, a Noni + Collagen ingestible skincare product, Noni + CBD, and wellness supplements.

Sales and Marketing

We market our RTD beverage products using a range of marketing media, including in-store merchandising and promotions, experiential marketing, events, and sponsorships, digital marketing and social media, direct marketing, and traditional media including print, radio, outdoor, and TV.

We currently have an in-house sales and merchandising team consisting of approximately 75 people throughout the United States, whose compensation is variable and performance-based. Each salesperson has individual targets for increasing “base” volume through distribution expansion, and “incremental” volume through promotions and other in-store merchandising and display activity. As distribution to new major customers, new major channels, or new major markets increases, we will expand the sales and marketing team on a variable basis.

We use a direct selling model to market our Tahitian Noni and TeMana products through and to approximately 280,000 IPCs and customers in over 60 countries around the world. Noni by NewAge has offices and employees in 25 countries to motivate, educate, and assist IPCs in their efforts.

Distribution

Our products are currently distributed in over 60 countries, and in all 50 U.S. states through a hybrid of four routes to market (including our own DSD system that reaches more than 6,000 outlets) and to more than 35,000 other outlets throughout the United States—directly through customers’ warehouses, through our network of DSD partners and through our network of brokers and distributors. Our products are sold through multiple channels including major grocery retail, natural food retail, specialty outlets, hypermarkets, club stores, pharmacies, convenience stores and gas stations—and direct to consumers through individual independent distributor IPCs and e-commerce.

Our sales strategy seeks to distribute our products worldwide to consumers in the most cost-efficient method possible. We sell our products direct to consumers through IPC’s and our own ecommerce system and other ecommerce systems, through retail customers across grocery, gas, convenience, pharmacy, mass, club and other channels, to major foodservice customers, to alternative channel customers including juice/smoothie shops, military, office, and health clubs, and through hospitals, outpatient doctor offices, and other channels.

Direct-to-Consumer Distribution of Tahitian Noni, TruAge, TeMana, and Other Products

Independent Product Consultants (“IPCs”)

People who wish to sell Noni by NewAge branded products (including Tahitian Noni and TeMana) through our person-to-person sales model must enroll as IPCs in our independent sales force. New IPCs are sponsored by an existing IPC, and the new IPC becomes a member of the sponsoring IPC’s sales organization. Newly enrolled IPCs must sign a written agreement or alternatively accept the terms and conditions of the agreement online at the Company’s website. The agreement requires all IPCs to comply with the Noni by NewAge policies and procedures, including that IPCs will: (i) safeguard and protect the reputation of the Company and its products; (ii) refrain from any deceptive, false, unethical, or unlawful consumer or recruiting practices; (iii) refrain from any deceptive, false, unethical, or unlawful claims about the Company’s products or compensation plan; and (iv) refrain from promoting or selling products that are competitive to the Company’s flagship products, or promoting other network marketing opportunities to IPCs whom they did not personally sponsor with the Company. The Company may take disciplinary action (up to and including termination of an IPCs purchase and sales organization rights) if an IPC violates these policies and procedures. In many markets, IPCs must purchase a nominally-priced starter kit (approximately $35) which includes sales and educational materials. No commissions are paid on the purchase of a starter kit. The Company policies and procedures manual is available to IPCs in this kit as well as online at the Company’s website. No investment or product inventory purchase is required to become an IPC.

After enrolling, IPCs may purchase products directly at wholesale (member) pricing for resale to their customers as well as for personal use. IPCs may build sales organizations by sponsoring and enrolling new IPCs. As IPCs sponsor others, generational levels are created in the IPC’s organizational structure (referred to as a “downline”). As these IPCs continue to sponsor others, their sales organization forms a part of the greater sales organization of the upline sponsors. We have no requirements for IPCs to sponsor new IPCs, and IPCs are not compensated for recruiting or sponsoring others. All IPC compensation is based on product sales of that IPC and part of their downline organization. Subject to payment of a nominal annual renewal fee (which is waived for active sales activity of an IPC at the time of renewal), IPCs may continue to purchase our products at member pricing and establish a sales organization while in compliance with our policies and procedures.

Although our global compensation plan is designed generally to permit IPCs to establish downlines without country or border limitations, our business and compensation plan for China must be executed in a modified form due to Chinese laws and regulations. Only individuals who are residents of China and are eligible to work there may enroll as IPCs or as customers in China. The same general policies and procedures described above, modified for China, apply to IPCs in China. According to Chinese regulations, non-China residents are not permitted to sponsor IPCs in China, or otherwise participate in the compensation plan for China.

IPC Training and Motivation

An IPC’s sponsor provides the initial training about our products and compensation plan. Other IPCs in the sponsor’s sales organization typically assist with this training. Our policies require that a sponsor must maintain an ongoing professional leadership association with IPCs in their sales organization. We develop training materials and sales tools to assist IPCs with this training and in building their sales organizations. We also conduct online trainings and webinars, regional, national, and international IPC events, as well as intensive leadership training events. Attendance at these events is voluntary, and IPCs may attend the events that they feel will most benefit them and their sales organization. We have found that the most successful and productive IPCs tend to be those who take advantage of these events. While Noni by NewAge employees work to support the IPCs and to provide them with training materials and sales tools, we rely on our IPCs to operate as the sales force for Noni by NewAge, and to sell products, sponsor new IPCs and customers to sell and purchase our products, and to train new IPCs regarding our products and compensation plan.

IPC Compensation

Our compensation plan has several attractive features and provides several opportunities for IPCs to earn compensation. IPCs understand that success comes from the effort, dedication, resources, and time they commit to their business. The compensation opportunities require that IPCs consistently work at building, training, and retaining their sales organizations to sell our products to consumers. Each compensation opportunity is designed to reward dedicated IPCs for directly and indirectly generating product sales through their sales organization and to consumers. All compensation is conditioned on the IPC’s good standing and compliance with the Company’s policies and procedures and the laws of the country where the IPC does business

The integration of our compensation plan across international markets (except China) allows IPCs to earn commissions from global product sales along with local product sales. We believe our compensation plan is one of the most attractive and lucrative offered by any direct selling company—and is thus a significant aspect of our ability to expand internationally.

Customers

Noni by NewAge also has a customer program. Individuals may enroll as customers and purchase products for their personal use only. Customers do not resell or distribute our products. The customer program allows us to include individuals who wish to use our products but who do not wish to participate in the business. Customers are not eligible to earn commissions. Customers may upgrade their account at any time to become an IPC to then participate in the business and compensation plan and be eligible to earn commissions.

Manufacturing and Distribution

Our manufacturing and bottling facilities are in American Fork, Utah; Mataiea, Tahiti; Chongqing, China; and Alamosa, Colorado, with contract manufacturing and bottling in Tokyo, Japan; Bad Liebenwerda, Germany; and ten other facilities throughout the US. Each of our products are produced to exacting specifications and standards, and subject to strict quality control procedures.

Our Coco Libre brand of coconut water is sourced from young coconuts on the southeastern coast of Vietnam, which we believe produces the sweetest and most complex flavored coconut water of any major competitor. Xing, Búcha, and Marley products are produced using our proprietary blends and production processes.

Our noni fruit is harvested from noni trees on 18 islands of French Polynesia by approximately 2,000 harvesters, who are independent contractors, and who work and coordinate with Company representatives on each island. All fruit is checked at the time of harvest for quality, maturity, and purity. To date, we have maintained good relations with our suppliers and have not experienced any significant difficulties in obtaining adequate supplies of the noni fruit.

The noni fruit is then shipped to our 85,000 square foot processing plant in Mataiea, Tahiti, where the fruit is again checked before being processed. This facility, as well as all facilities that produce products for us, adheres to the Good Manufacturing Practices as established by the U.S. Food and Drug Administration (“FDA”). The Tahiti facility is well-maintained, and the buildings and equipment are kept clean and in good repair and technology is up to date. The facility is regularly inspected by the French Polynesian authorities and by the FDA.

At this processing facility, the seeds are separated from the fruit. The seeds are later processed for oil extraction. The fruit is extensively inspected, pasteurized, and turned into puree, which is the key component of our Tahitian Noni Juice. The pasteurized puree is checked for quality and hermetically sealed in tote bins which are shipped by sea to ports in the United States, Japan, China and Germany for manufacturing our products. Each day the equipment used at this facility is automatically cleaned by a three step clean-in-place (“CIP”) system. This system ensures the cleanliness of the equipment, tanks, and pipes used in the processing of the puree.

Reliance on Third-Party Suppliers and Distributors

Except as noted above, we rely on various suppliers for the raw and packaging materials, production, sale, and distribution of our products. Third-party distributors cover places outside of our owned DSD distribution network. The material terms of these relationships are typically negotiated annually and include pricing, quality standards, delivery times and conditions, purchase orders, and payment terms. Payment terms are typically net 30, meaning that the total invoiced amount is expected to be paid in full within 30 days from the date the products or services are provided. We believe that we have sufficient options for each of our raw and packaging material needs, as well as our third-party distribution needs and also have long-term relationships with our suppliers and distributors, resulting in consistency in quality and supply. We also believe that we have sufficient breadth of retail relationships with distribution in both large and small retailers and independents and across multiple channels (mass, club, pharmacies, convenience, and small and large format retailers) throughout the United States.

The contractual arrangements with third parties, including suppliers, manufacturers, distributors, and retailers are typical of the beverage industry with standard terms. We have no long-term obligations with third party suppliers, manufacturers, distributors, and retailers, nor do any of them have long-term obligations with us. The third-party supplier, manufacturing and distribution agreements were entered into in the normal course of business within the guidelines of industry practices and are not deemed material and definite.

Competition

The beverage industry, specifically the healthy beverage industry, and the direct selling industries are multi-billion-dollar industries which are highly competitive. We face intense competition from very large, international corporations and from local and national companies. In addition, we face competition from well-known companies that have large market share. We also face stiff competition to engage IPCs that sell our direct-to-consumer products.

The intensity of competition in the future is expected to increase.

Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and have more name recognition than we have. However, we believe that, with our diverse product line, consisting of noni juice, TeMana Products, kombucha tea, green tea, water, energy beverages, and new CBD-infused beverages, we will have the ability to compete effectively in the industry and increase our market share.

Research and Development Activities

Our mission to only provide healthy functional beverages with real efficacy for consumers governs our development efforts. Our research and development (“R&D”) efforts are focused on two primary paths. The first is to continually review our existing formulas and production processes and structure to evaluate opportunities for cost of goods sold improvements, without degrading the quality or fundamentally changing the consumer appeal taste profile of our existing products. The second is in the development of fundamentally new and differentiated products, based on consumer insights and trends and competitive opportunities.

Our new products and R&D efforts in our Health Sciences Division are science-backed by the patents, cooperative research studies, and human and animal trials acquired from PMC. They are targeted toward fundamental human needs, segments that do not yet exist in beverages but do exist in the pharmaceutical arena, and opportunities where NewAge can gain first mover advantage. A guiding principle of “no compromise” governs our development efforts.

Noni by NewAge has an R&D group that is closely aligned with and supports the goals and plans of the Company. In addition to developing new healthy and scientifically sound products and reviewing and improving existing formulas and processes for cost reductions, Noni by NewAge R&D continues to conduct and publish new, cutting edge benefits research on noni and other new products. R&D is an integral part of the global corporate structure providing timely technical, regulatory, quality, processing and scientific standards, data, and expertise as needed and requested. Noni by NewAge R&D, in partnership with other departments, maintains an extensive intellectual property database of patents, publications, formulations and ideas that help protect and keep the Company in the forefront of healthy beverage offerings and product development. Noni by NewAge R&D administers laboratories that provide analytical, chemical, microbiological, nutritional, and biochemical capabilities. We believe that we own the only lab in the world dedicated to the study of the noni plant and pioneering new innovative applications for noni.

Patents and Trademarks

We hold numerous issued U.S. patents and trademarks and have rights to additional U.S. patents under license agreements. We also hold issued patents and trademarks in other countries. In addition, we have pending U.S. and international patent applications that cover numerous inventions. We also maintain trademarks in the U.S. and other countries as well as pending trademark applications in the U.S. and other countries and have rights to additional U.S. and international trademarks under license agreements.

We also rely on trade secrets and unpatented know how to protect our proprietary technology and may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know how.

Government and Industry Regulation

We are required to comply, and it is our policy to comply, with all applicable laws in the numerous countries throughout the world in which we do business. In the United States, the safety, production, transportation, distribution, advertising, labeling and sale of our Company’s products and their ingredients are subject to the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; privacy and personal data protection laws; and various other federal, state and local statutes and regulations. Outside the United States, our business is subject to numerous similar statutes and regulations, as well as other legal and regulatory requirements.

Under a California law known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the conditions of an exemption (described below) can be met. The state maintains lists of these substances and periodically adds other substances to these lists. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:

●	below a “safe harbor” threshold that may be established;
●	naturally occurring;
●	the result of necessary cooking; or
●	subject to another applicable exemption.

One or more substances that are currently on the Proposition 65 lists, or that may be added in the future, can be detected in certain Company products at low levels that are safe. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement or that the product is otherwise in compliance with Proposition 65. The state of California and other parties, however, have in the past taken a contrary position and may do so in the future.

We use nonrefillable recyclable containers in the United States and various other markets around the world. We also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States and overseas. We anticipate that additional such legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.

Our facilities and other operations in the United States and elsewhere around the world are subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. Our policy is to comply with all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our Company’s capital expenditures, net income, or competitive position.

We are also subject to various federal, state and international laws and regulations related to privacy and data protection, including the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, and the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020. The interpretation and application of data privacy and data protection laws and regulations are often uncertain and are evolving in the United States and internationally. We monitor pending and proposed legislation and regulatory initiatives to ascertain their relevance to and potential impact on our business and develop strategies to address regulatory trends and developments, including any required changes to our privacy and data protection compliance programs and policies.

Seasonality

Sales of our beverages are somewhat seasonal, with the peak summer months accounting for a higher level of sales. Our net revenue during the second and third quarters of the year has historically accounted for approximately 60% of annual revenue, and this seasonality is expected to continue for the foreseeable future.

Employees

As of December 31, 2019, we had 934 employees globally, including 28 that worked for us on a part time basis. We also engage temporary employees and consultants as needed. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Information about our Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of March 10, 2020:

Name	Age	Position

Brent Willis	60	Chief Executive Officer
Gregory Gould	53	Chief Financial Officer
David Vanderveen	51	Chief Operating Officer
Julie Garlikov	49	Chief Marketing Officer

Brent Willis was appointed as Chief Executive Officer, and as a member of our board of directors in April 2016. Mr. Willis has also served as a director or officer of a number of private-equity backed companies including ULearning.com, an online education company from April 2015 until March 2016, Vivitris Life Sciences, Inc., a natural life science products company from December 2015 through March 2016, and XFit Brands, Inc., a functional fitness company from November 2009 through present. From January 2013 until April 2015 he served as the Chief Executive Officer and a member of the Board of Directors of Electronic Cigarettes International Group (“ECIG”), a publicly traded company. Twenty-three months after Mr. Willis’ departure, ECIG filed a voluntary petition under the bankruptcy code. From 1987 through 2008, Mr. Willis served in executive or senior management positions for Cott Corporation (“COT”), AB InBev (“BUD”), The Coca-Cola Company (“KO”), and Kraft Heinz (“KHC”). Mr. Willis obtained a Bachelor of Science in Engineering from the United States Military Academy at West Point in 1982 and obtained a Master’s in Business Administration from the University of Chicago in 1991.

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

David Vanderveen has been an accomplished industry leader in the direct selling industry for over 20 years. In 2002, he founded XS World Wide, a portfolio of energy drinks and sports nutrition products and served as its Chief Executive Officer from 2002 until 2015, when he sold the company to Amway Corporation, a large global direct selling company. From January 2015 through February 2018, Mr. Vanderveen served as a Vice President and General Manager at Amway Corporation and the head of the XS Energy drinks and sports nutrition products business, and thereafter through January 2020 as a consultant. Since March 2019 Mr. Vanderveen has served as a member of the Board of Directors of RX3 Ventures, a consumer-focused investment fund that partners with consumer brands to maximize growth by leveraging its unique network of partners and influencers.

Julie Garlikov has served as our Chief Marketing Officer since November 2019. Ms. Garlikov brings over two decades of senior-level marketing experience with world-class packaged-goods companies. From January through November 2019, Ms. Garlikov served as Chief Marketing Officer for Shaklee, a leading natural nutrition company. From December 2015 through January 2019, Ms. Garlikov served as Vice President and as Head of Global Brand Marketing for Rodan + Fields, a leading global skincare company. Prior to Rodan + Fields, from June 2014 to December 2015 Ms. Garlikov was Vice President of Marketing at Nuvesse Skin Therapies, a startup company commercializing aesthetic skin-care products. Ms. Garlikov began her career at the Procter and Gamble Company and held commercial leadership roles of increasing responsibility at Johnson & Johnson, Allergan, PepsiCo, and Torani.

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

Risks Related to our Business, Operations, and Industry

We have incurred losses to date and will likely continue to incur losses.

We have incurred net losses since we commenced operations. For the years ended December 31, 2019 and 2018, our net losses were $89.8 million and $12.1 million, respectively. We had an accumulated deficit of $112.5 million as of December 31, 2019. Our cumulative net losses have had, and likely will continue to have, a material adverse effect on our working capital, assets, and stockholders’ equity. We will likely continue to incur losses in the future and may never generate revenue sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations. Risks to our operating results include those that may be caused by the spread of coronavirus, including absences affecting manufacturing and sales force personnel leading to reduced customer purchasing activity.

We may be unable to comply with the financial covenants in our loan agreement with our senior lender, East West Bank.

Our loan agreement with East West Bank (“EWB”) imposes various obligations and financial covenants on us. Borrowings bear interest at a variable interest rate and are collateralized by substantially all of our assets. In addition, the loan agreement limits our ability to dispose of all or any part of our business or property; merge or consolidate with or into any other business organization; incur or prepay additional indebtedness; declare or pay any dividend or make a distribution on any class of our stock; or enter into specified material transactions with our affiliates.

As of December 31, 2019, we were not in compliance with the minimum adjusted EBITDA covenant under the EWB loan agreement. While EWB waived non-compliance with this covenant and agreed to less stringent covenants in the future, we were required to provide several concessions that will impact our future liquidity and capital resources. Whenever we request a waiver or amendment, there is a risk that the lender will not grant the request or will demand concessions that increase our interest costs and improve the lenders security in the event of a future default. For example, when we entered into the third amendment with EWB in March 2020, we agreed to (i) increase the interest rate by 1.5%, (ii) set aside $15.1 million in restricted cash accounts controlled by EWB, and (iii) raise at least $30.0 million through equity financings for the year ending December 31, 2020. Despite the less stringent covenants in the third amendment, if our financial performance does not improve, additional covenant violations may occur. There is no assurance that EWB will waive future instances of noncompliance.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.

If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation as of September 30, 2019, we identified a material weakness in internal control over financial reporting as a result of inadequate controls over the preparation and review of our consolidated statements of cash flows. While this material weakness was remediated in the fourth quarter of 2019, it is possible that we will have additional material weaknesses in the future. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Failure to maintain our internal controls could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

Growth of operations will depend on the acceptance of our products and consumer discretionary spending.

The acceptance of our healthy beverage and better-for-you products by both consumers and by retailers to gain distribution is critically important to our success. Our business could be harmed if there are shifts in retailer priorities and shifts in user preferences away from our products, and if we are unable to develop effective healthy beverage and better-for-you products that appeal to both retailers and consumers. Our success depends to a significant extent on discretionary user spending, which is influenced by general economic conditions and the availability of discretionary income. We may experience an inability to generate revenue during economic downturns or during periods of uncertainty, where users may purchase products that are cheaper or forego purchasing any healthy products. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business, and financial condition.

Our products may not become, or continue to be, appealing and, as a result, there may not be demand for these products and our sales could decrease, which would result in a loss of revenue. Additionally, interest in our products may not continue, which could adversely affect our business and revenues.

Demand for products we sell depends on many factors, including the number of customers we are able to attract and retain over time, the competitive environment in the healthy beverage and better-for-you products industry, as well as the beverage and retail industry as a whole. Lack of demand may force us to reduce prices below our desired pricing level or increase promotional spending, and the inability to anticipate changes in user preferences and to meet consumers’ needs in a timely cost effective manner could result in immediate and longer term declines in the demand for the products we offer, which could adversely affect our sales, cash flows and overall financial condition. An investor could lose his or her entire investment as a result.

Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our financial condition and results of operations.

We may seek to acquire or invest in businesses and product lines that we believe could complement or expand our product offerings, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not the acquisitions are completed. If we acquire businesses, we may not be able to integrate successfully the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain adequate financing to complete such acquisitions. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected.

A substantial portion of our total assets are classified as long-lived assets that are subject to periodic impairment testing. If we determine that impairment exists in the future, it could have a material adverse impact on our results of operations.

Under our accounting policies, we consider whether events and circumstances have occurred that would indicate if it is “more likely than not” that an impairment of our long-lived assets has occurred. We perform an annual goodwill impairment evaluation during the fourth quarter of each calendar year. Evaluating whether impairment exists involves substantial judgment and estimation. If we project a sustained decline in a reporting unit’s revenues and earnings, it will have a significant negative impact on the fair value of the reporting unit which could result in material impairment charges in the future. Such a decline could be driven by, among other things: (i) changes in strategic priorities; (ii) anticipated decreases in product pricing, sales volumes, and long-term growth rates as a result of competitive pressures or other factors; and (iii) the inability to achieve, or delays in achieving the goals of our strategic initiatives and synergies. Adverse changes to macroeconomic factors, such as increases to long-term interest rates, would also negatively impact the fair value of our reporting units.

During 2019, we determined that our long-lived assets were impaired for an aggregate of $47.2 million. As of December 31, 2019, a substantial portion of our total assets are long-lived assets that are subject to future impairment evaluations. Accordingly, future impairment charges could have a material adverse impact on our results of operations.

We face strong and varied competition.

Our products and industry as a whole are subject to strong and varied competition. Such competitors include: (1) large multinational corporations in the beverage and healthy beverage industries, including but not limited to companies that have established loyal customer bases over several decades; (2) healthy beverage companies that have an established customer base, and have the same or a similar business plan as we do and may be looking to expand; (3) a variety of other local and national healthy beverage companies; and (4) multinational corporations in the direct selling business that have large, loyal independent distributor bases.

Many of our current and potential competitors are well established and have longer operating histories, greater financial and operational resources, and greater name and brand recognition than we have. As a result, these competitors may have greater credibility with both existing and potential customers. They also may offer more products and more aggressively promote and sell their products. Our competitors may also support more aggressive pricing than we can, which could adversely affect sales, cause us to decrease our prices to remain competitive, or otherwise reduce the overall gross profit earned on our products. We may be unable to develop or sustain a market position or expand our business. We anticipate that the intensity of competition will increase.

If we are unable to attract and retain active IPCs and customers in our direct-to-consumer business, our business may be harmed.

We distribute our Tahitian Noni, TruAge, and TeMana products through and to approximately 280,000 independent contractor IPCs and customers, and we depend upon them directly for a substantial amount of our revenue. To increase our revenue, we must increase the number of, and the productivity of, our IPCs. Thus, our success in the Noni by NewAge segment depends in part upon our ability to attract, retain, and motivate a large base of IPCs. We cannot accurately predict how the number and productivity of our IPCs may fluctuate, because we are relying primarily on our IPC leaders to recruit, train, and motivate new IPCs. Several related factors affect retention and motivation, including general business and economic conditions, adverse publicity, investigations or legal proceedings, government regulations or actions, public perceptions about our products, and other competing direct-to-consumer companies that are larger than us and compete for a limited number of persons who desire to become independent distributors.

In our direct-to-consumer business, Tahitian Noni Juice and TruAge® MAX constitute a significant portion of our sales.

Tahitian Noni Juice and MAX constitute a significant portion of our Noni by NewAge segment sales, accounting for approximately 82% and 85% of our net revenue in 2019 and 2018, respectively. We face strong competition from other companies producing noni and other superfruit products. If consumer demand for these products shifts or declines or our competitors are more successful in the markets in which we do business, our financial condition and operating results would be harmed.

We depend on a limited number of suppliers of raw and packaging materials.

We rely upon a limited number of suppliers for raw and packaging materials used to make and package our products. Our success depends in part upon our ability to consistently obtain such materials at a quality that meets our requirements. The price and availability of these materials are subject to market conditions. Increases in the price of our products due to the increase in the cost of raw materials could have a negative effect on our business.

If we cannot obtain sufficient quantities of raw and packaging materials, delays or reductions in product shipments could occur which would have a material adverse effect on our business, financial condition, and results of operations. The supply and price of raw materials used to produce our products can be affected by several factors beyond our control, such as frosts, droughts, other weather conditions, economic factors affecting growing decisions, various plant diseases and pests, transportation interruption and foreign imposed restrictions. If any of the foregoing were to occur, such condition may have a material adverse effect on our business, financial condition, and results of operations. In addition, our results of operations depend upon our ability to accurately forecast our requirements of raw materials. Any failure by us to accurately forecast our demand for raw materials could result in an inability to meet higher than anticipated demand for products or producing excess inventory, either of which may adversely affect our results of operations.

The noni we use in our direct-to-consumer business is grown and harvested exclusively in French Polynesia. Noni fruit is the most important raw material used in our Tahitian Noni and TeMana products, and it is important to our success. If the government of French Polynesia prohibited the exportation or use of noni, or, if we could not source noni fruit in French Polynesia in sufficient quantities to meet demand for our products due to adverse weather, natural disasters, soil overuse, labor shortages, or any other reason, our financial condition and results would be harmed. Any adverse publicity regarding the quality of noni grown in French Polynesia would also have an adverse impact on our results and financial condition.

We depend on our noni processing plant in Tahiti.

Our processing plant in Tahiti produces all the noni puree used in our Tahitian Noni Juice, MAX, and many other noni-based products. Noni puree is sent to manufacturing facilities in American Fork, Utah, Japan, Germany, and China. As a result, we are dependent upon the uninterrupted and efficient operation of our processing plant in Tahiti. The Tahiti operation is subject to power failures, breakdown, failure, or substandard performance of equipment, improper installation or operation of equipment, natural or other disasters, labor strikes, and the need to comply with the requirements or directives of government agencies, including the FDA. The occurrence of these or any other operational problems at our facility may have a material adverse effect on our business, financial condition, and results of operations.

We depend on third party manufacturers for a portion of our business.

A portion of our revenue is dependent on third party manufacturers that we do not control. The majority of these manufacturers’ business comes from producing or selling either their own products or our competitors’ products. As independent companies, these manufacturers make their own business decisions. They may determine whether, and to what extent, they manufacture our products, our competitors’ products, and their own products. They may devote more resources to other products or take other actions detrimental to our brands. Usually they can terminate their manufacturing arrangements with us without cause. We may need to increase support for our brands in their territories and may not be able to pass on price increases to them. Their financial condition could also be adversely affected by conditions beyond our control, and our business could suffer. Deteriorating economic conditions could negatively affect the financial viability of third-party manufacturers. Any of these factors could negatively affect our business and results of operations.

Failure of third-party distributors upon which we rely could hurt our business.

We rely heavily on third party distributors for the sale of our products to retailers. Our distributors may also provide distribution services to competing brands, and larger, national or international brands, and may be to varying degrees influenced by their continued business relationships with other larger beverage, and specifically, healthy beverage companies. Our independent distributors may be influenced by a large competitor if they rely on that competitor for a significant portion of their sales. Our distributors may not continue to effectively market and distribute our products. The loss of any significant distributor or the inability to replace a poorly performing distributor in a timely fashion could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, we may not successfully attract new distributors as they increase their presence in their existing markets or expand into new markets.

We may violate applicable government laws and regulations.

We are subject to a variety of federal, state, and local laws and regulations in the U.S. and foreign countries, some of which are rapidly changing or conflicting. These laws and regulations apply to many aspects of our business including the manufacture, safety, labeling, transportation, advertising, and sale of our products. Violations of these laws or regulations in the manufacture, safety, labeling, transportation and advertising of our products could damage our reputation and/or result in regulatory actions with substantial penalties. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, could cause increased compliance costs or capital expenditures. For example, changes in recycling and bottle deposit laws or special taxes on our beverages and our ingredients could increase our costs. Regulatory focus on the health, safety and marketing of beverage products is increasing. Certain federal or state regulations or laws affecting labeling our products, such as California’s “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or could become applicable to our products.

In certain jurisdictions, these legal and regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions, and may result in our inability to provide certain products and services to prospective clients or clients. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, or if customers make claims against us for compensation, our business, financial condition, and results of operations could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees and costs. Enforcement actions and sanctions could further harm our business, financial condition, and results of operations.

Our IPCs could violate marketing or advertising laws or regulations.

In our direct-to-consumer business, we sell through IPCs. Each IPC signs an agreement with Noni by NewAge agreeing to comply with all our policies and procedures, including without limitation our Policy Manual. Our policies prohibit false and misleading advertising and making improper health and income claims. We require IPCs to clear all promotional materials in advance with our Compliance Department. However, despite our efforts, occasionally IPCs violate our policies and publish inappropriate marketing materials describing our products or programs. It is impossible to monitor all social media outlets and all IPC communications. Our Compliance Department takes commercially reasonable means, including a computer program that actively searches for improper advertising, to find improper IPC advertising—and when we find such advertising, we require the IPC to correct it. Some such promotional communications have lingered for years in obscure places on the internet and, by the time we find them, the IPC is no longer affiliated with us and is not cooperative in removing the offending advertising. These violations by IPCs could lead to actions against us by regulatory agencies, states’ attorney generals, and private parties and could have an adverse impact on our business, financial condition, and operational results.

Our proposed CBD product line is subject to varying, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions and we may be unable to commercialize or CBD infused beverages.

We have announced the launch of a new product line consisting of CBD-infused beverages. Our intention is to commercialize the new line of beverages when legally permitted in local markets. In February 2020, we launched a CBD beverage shot in Japan. However, in Japan, the U.S. and elsewhere the CBD and cannabis industry is evolving and subject to varying, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. For example, the Agriculture Improvement Act of 2018 removes hemp from the Controlled Substances Act and permits the production and marketing of hemp and derivatives of cannabis with less than 0.3 percent concentrations of THC. However, in a 2019 statement from Scott Gottlieb, then FDA Commissioner, the Commissioner reemphasized its agency’s authority and intent to regulate products containing cannabis or cannabis derived compounds under the Federal Food, Drug and Cosmetic Act and Section 351 of the Public Health Service Act. We do not market or sell CBD beverages in the U.S. and do not intend to market or sell CBD ingestible products in the U.S. until we can do so in compliance with applicable laws.

Our ongoing investment in new product lines and products and technologies is inherently risky and could disrupt our ongoing businesses.

We have invested and expect to continue to invest in new product lines, products, and technologies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these new ventures are inherently risky, such strategies and offerings may not be successful and will not adversely affect our reputation, financial condition, and operating results.

We depend on attracting, retaining, developing, and motivating key personnel, including a small number of key management personnel, and losing them could hurt our business.

Our success depends on our ability to attract, retain, develop, and motivate highly qualified personnel. In addition, we rely on a small number of key individuals to manage our business and operations. We do not carry key person insurance covering members of management. The competition for qualified personnel for our industry is intense. We will need to hire additional personnel as we continue to expand. We may not attract, retain, and develop quality personnel on acceptable terms due to the competition for such personnel, which could have an adverse effect on our business operations, financial condition and operating results.

We need to attract and retain talented employees.

Success in the beverage industry, specifically as it relates to our healthy functional beverage products, does and will continue to require highly talented and experienced employees. Due to the growth in this market segment, such personnel and the talent and experience they possess is in high demand. We may be unable to attract and retain these employees. If we fail to attract, train, motivate, and retain talented personnel, our business, financial condition, and operating results may be materially and adversely impacted.

We face various operating hazards that could result in the reduction of our operations.

Our operations are subject to certain hazards and liability risks, such as defective, contaminated, or damaged products. The occurrence of such a problem could result in a costly product recall and serious damage to our reputation for product quality, and potential lawsuits. Although we maintain insurance against certain risks under various general liability and product liability insurance policies, our insurance may not be adequate to fully cover any incidents of product contamination or injuries resulting from our operations and our products, or damages to reputation and goodwill. We may not be able to continue to maintain insurance with adequate coverage for liabilities or risks arising from our business operations on acceptable terms. Even if the insurance is adequate, insurance premiums could increase significantly which could result in higher costs to us.

Events such as severe weather conditions, natural disasters, regional and global epidemics, government policies and treaties, hostilities, and social unrest, among others, can adversely affect our results and prospects.

Severe weather conditions, natural disasters, hostilities and social unrest, any shifting climate patterns, terrorist activities, health epidemics or pandemics (or expectations about them), including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China in December 2019 that has spread to North America and Europe, and changes in government policies and treaties can adversely affect consumer spending and confidence levels and product supply availability and costs, as well as the local operations in impacted markets, all of which can affect our results and prospects. The recent outbreak of the coronavirus has recently become a pandemic, and neither the duration nor scope of the disruption can be predicted. Therefore, while we expect this outbreak to negatively impact our results, the related financial impact cannot be reasonably estimated at this time.

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

Our business is subject to seasonal fluctuations. Historically, a significant portion of our net revenue and net earnings has been realized during the period from May through September. Accordingly, our operating results may vary significantly from quarter to quarter. Our operating results for any particular quarter are not necessarily indicative of any other results. If our sales were to be substantially below seasonal norms, our annual revenues and earnings could be materially and adversely affected.

Litigation and publicity concerning product quality, health, and other issues could adversely affect our results of operations, business, and financial condition.

Our business could be adversely affected by litigation and complaints from customers or government authorities resulting from product defects or contamination, operations, workplace inspections, alleged data breaches, or other issues. Adverse publicity about these allegations may negatively affect us, whether or not the allegations are true, by discouraging customers from buying our products. We could also incur significant liabilities if a lawsuit or claim results in a decision against us, or litigation costs, regardless of the result. Further, any litigation may distract our key employees or cause them to expend resources and time normally devoted to the operation of our business.

We have experienced significant growth resulting in changes to our organization and structure, which if not effectively managed, could have a negative impact on our business.

Our headcount and operations have grown substantially in recent years. We increased the number of full-time employees over the past two years from 172 employees on December 31, 2017 to 934 employees on December 31, 2019. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes to preserve our culture could negatively affect growth and achievement of our business objectives.

In addition, our organizational structure has become more complex because of our significant growth. We have added employees and may need to continue to scale and adapt our operational, financial, and management controls, and our reporting systems and procedures. The expansion of our systems and infrastructure may require us to commit additional financial, operational, and management resources before our revenue increases and with no assurances that our revenue will increase. If we fail to manage our growth, we likely will be unable to execute our business strategy, which could have a negative impact on our business, financial condition, and results of operations.

Our ability to use our net operating loss carryforwards may be limited.

We have incurred net operating losses (“NOLs”) for U.S. income tax purposes during our history. If we continue to generate taxable losses, unused losses will carry forward to offset future taxable income until such unused losses expire. Under Internal Revenue Code (“Code”) Section 382, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percent change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, (and other pre-change tax attributes as applicable) to offset its post change income may be limited. We may have experienced ownership changes in the past and may experience ownership changes and/or subsequent shifts in our stock ownership (some of which shifts are outside our control). If we generate net taxable income, our ability to use our pre-change NOLs to offset such taxable income could be subject to limitations. Similar provisions of state tax law may also apply. Even if we attain profitability, we may be unable to use a material portion of our NOL’s and other tax attributes. We have performed a preliminary Section 382 analysis. The preliminary calculations indicate that the Company’s NOLs do not appear to be subject to the limitation.

Our business is susceptible to risks associated with global operations.

We have subsidiaries with offices in 25 countries and sales in 60 countries. This provides access to international markets both for our Noni by NewAge products and for our traditional NewAge product line. Our current global operations and future initiatives involve a variety of risks, including:

●	changes in a specific country’s or region’s political or economic conditions,
●	natural disasters and outbreak of disease, including the recent and ongoing outbreak and spreading of coronavirus, political and economic instability, including wars, terrorism and political unrest, boycotts, curtailment of trade and other business restrictions,
●	changes in regulatory requirements, taxes, currency control laws, or trade laws,
●	more stringent regulations relating to data security (e.g., the EU General Data Protection Regulation (GDPR)), such as where and how data can be housed, accessed, and used, and the unauthorized use of, or access to, commercial and personal information,
●	differing labor regulations, especially in countries and geographies where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations,
●	challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement systems, policies, benefits, and compliance programs,
●	increased travel, real estate, infrastructure, and legal compliance costs associated with global operations,
●	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we do so,
●	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries,
●	laws and business practices favoring local competitors or general preferences for local vendors,
●	limited or insufficient intellectual property protection,
●	political instability or terrorist activities,
●	exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions,
●	treaties or lack of treaties between countries, and change of government structures (such as the UK leaving the European Union) or government withdrawals from trade agreements (such as NAFTA), and
●	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

If we are not able to successfully address the risks that may arise in connection with a global business, our financial condition and business result will be adversely affected.

Economic uncertainties or downturns in the general economy could disproportionately affect the demand for our products and services and negatively affect our results of operations.

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread. During challenging economic times, our distribution customers may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to pay us and adversely affect our revenue. If such conditions occur, we may have to increase our allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. An economic turndown could also decrease demand for our products due to pricing concerns. The economic conditions in the U.S. and the countries in which we do business also affect foreign exchange rates. We cannot predict the timing, strength, or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy remains relatively strong, the market for our products and services may not experience growth.

If we fail to enhance our brand, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that the development of our trade names and various brands are critical to achieving widespread awareness of our products, and is important to attracting new customers and maintaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable products at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to promote and maintain our brand, our business could be adversely impacted.

Our China business accounts for a significant part of our revenue and anticipated growth. Any decline in sales in China would harm our business results, as would any adverse regulatory action. Repatriation of profits from China may not be ensured.

Our operations in China are conducted by Morinda’s wholly owned subsidiary, Tahitian Noni Beverages (China) Company Limited (“TNI China”). TNI China received a direct selling license from the Chinese Ministry of Commerce in 2015. Our China sales have been growing at a double-digit rate for the past several years, making China our second largest market. If we cannot continue to grow sales through our TNI China business, it will have an adverse impact on our global results.

China is a large and vibrant market but doing business in China requires navigation of a difficult regulatory environment. China has published regulations governing direct selling—and several administrative methods and proclamations have been issued. These regulations require TNI China to use a business model different from the one we offer in other markets. For TNI China to operate under these regulations, we have created and implemented a model specifically for China. However, it is possible that interpretations of direct selling laws could adversely affect our business in China or lead to fines against us or our IPCs.

It can take one to three years to obtain product registrations in China. The lengthy process for obtaining product registrations often prevents us from launching new product initiatives in China on the same timelines as other markets around the world.

Chinese regulations prevent persons who are not Chinese nationals from selling in China. Our IPCs that do not have a China presence or IPCs or wholesalers in China may have engaged or may engage in activities that violate our policies in this market, or that violate Chinese law or other applicable law, and therefore result in regulatory action and adverse publicity.

Our operations in China are subject to risks and uncertainties related to general economic and political conditions, epidemics such as coronavirus discussed above, and legal developments in China. For example, as a result of negative media coverage about the healthcare-related product claims made by a competitor in the direct selling industry in China, in 2019 the government increased its scrutiny of activities within the healthcare market, including direct selling. The Chinese government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling foreign exchange, and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies, and issuing necessary licenses to conduct business. Accordingly, any adverse change in the Chinese economy, the Chinese legal system, or Chinese governmental, economic, or other policies could have a material adverse effect on our business in China and our prospects generally.

Over the past several years, the Company has received periodic license fees and annual dividends from TNI China. However, there is no guarantee this will continue, and any change in government policy affecting payment of license fees or repatriation of profits could harm the results and financial performance of the Company and reduce our access to cash resources.

Limits on the sales compensation we can pay to our IPCs in certain countries could harm our business and cause regulatory risks.

Certain markets, including China, Korea, Indonesia, and Vietnam, impose limits on the sales compensation we can pay our IPCs. For example, in Korea, local regulations limit sales compensation to 35% of our total revenue in Korea. These regulations may inhibit persons from becoming IPCs or cause interested persons to join competitors not focused on compliance. We have had to modify our compensation plan in certain markets to comply. It is difficult to keep compensation within limits and we may, therefore, be at risk of violating limits even as we are trying to act under the regulations. It is not always clear which revenues and expenses are within the scope of regulations. Any failure to keep sales compensation within legal limits in the above and other markets could result in fines or other sanctions, including suspensions.

It is difficult and costly to protect and enforce our proprietary rights.

Our commercial success will depend in part on obtaining and maintaining trademark protection, patent protection, and trade secret protection of our products and brands, and successfully defending that intellectual property against third-party challenges. We can only protect our intellectual property if we have obtained rights under valid and enforceable trademarks, patents, or trade secrets that cover our products and brands. Changes in either the trademark and patent laws or in interpretations of trademark and patent laws in the U.S. and other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our issued trademarks or our issued patents. Future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

We may face intellectual property infringement claims that could be time-consuming and costly to defend, and could result in our loss of significant rights and the assessment of treble damages.

From time to time we may face intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties. Some of these claims may lead to litigation. The outcome of any such litigation can never be guaranteed, and an adverse outcome could affect us negatively. For example, if a third party prevailed in an infringement claim against us, we may have to pay substantial damages (including up to treble damages if such infringement was willful). In addition, we could face an injunction, barring us from conducting the allegedly infringing activity. The outcome of the litigation could require us to enter into a license agreement which may not be under acceptable, commercially reasonable, or practical terms or we may be precluded from obtaining a license. It is also possible that an adverse finding of infringement against us may require us to dedicate substantial resources and time in developing non-infringing alternatives, which may or may not be possible. With diagnostic tests, we would also need to include non-infringing technologies which would require us to re-validate our tests. Any such re-validation, besides being costly and time consuming, may be unsuccessful.

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

Risks Related to our Common Stock and Corporate Governance

The price of our Common Stock may be volatile and adversely affected by many factors.

The market price of our Common Stock could fluctuate significantly in response to various factors and events, including without limitation:

●	our ability to integrate operations, products, and services,
●	our ability to execute our business plan,
●	operating results below expectations,
●	litigation regarding product contamination,
●	our issuance of additional securities, including debt or equity or a combination thereof, which may be necessary to fund our operating expenses,
●	announcements of new or similar products by us or our competitors,
●	loss of any strategic relationship, including raw material provider or distributor relationships,
●	period-to-period fluctuations in our financial results,
●	changes in foreign exchange rates,
●	developments concerning intellectual property rights,
●	changes in legal, regulatory, and enforcement frameworks affecting our products,

●	material weaknesses in our internal control over financial reporting,
●	the addition or departure of key personnel,
●	announcements by us or our competitors of acquisitions, investments, or strategic alliances,
●	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry,
●	the level and changes in our year-over-year revenue growth rate,
●	the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts,
●	any delisting of our Common Stock from Nasdaq due to any failure to meet listing requirements,
●	economic and other external factors, and
●	the general state of the securities market.

These market and industry factors may materially reduce the market price of our Common Stock, regardless of our operating performance. Securities markets have from time to time experienced significant price and volume fluctuations unrelated to the performance of particular companies.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock. For example, we issued approximately 6.0 million and 34.7 million shares of our Common Stock in public offerings for the years ended December 31, 2019 and 2018, respectively. You may be unable to sell shares or other securities in any other offering at a price per share that is equal to or greater than the most recently publicly-traded price or the price per share paid by existing investors, and investors purchasing our shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock in future transactions may be higher or lower than the price per share at this time.

Reports published by analysts, including projections in those reports that differ from our actual results, could hurt the price and trading volume of our common shares.

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. If no analysts commence coverage of us, the market price and volume for our common shares could be hurt.

We have not and may never pay dividends to shareholders.

We have not declared or paid any cash dividends or distributions on our capital stock. Our loan agreement with East West Bank prohibits us from paying dividends. We intend to retain our future earnings to support operations and to finance expansion, and therefore we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

The declaration, payment, and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. Dividends may never be paid, and, if dividends are paid, the amount of any such dividend is unknown. If we do not pay dividends, our Common Stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Our failure to meet the continued listing requirements of Nasdaq could cause a delisting of our Common Stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may delist our Common Stock. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. If our Common Stock is delisted, our Common Stock may not become listed again.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We believe our current physical properties are sufficient and adequate to meet our current and projected requirements. Presented below is a discussion about our key properties by operating segment.

NewAge Segment

In January 2019, we entered into a lease for our corporate headquarters consisting of approximately 11,200 square feet of office space in the lower downtown area of Denver, Colorado at 2420 17th Street. Our monthly obligation for base rent averages approximately $33,500 per month over the remaining lease term which expires in December 2029. In December 2019, we agreed to sublease approximately 3,300 square feet of this office space at base rent that averages approximately $8,200 over the term of the sublease that expires in December 2022.

In April 2019, we entered into a lease for a new facility in Aurora, Colorado where we conduct operations, packaging, distributions and administrative activities for our NewAge segment. This building consists of approximately 156,000 square feet and provides for average monthly rent of approximately $68,000 over the remaining lease term which expires in April 2029.

We are currently attempting to sublease our former corporate headquarters and distribution facility located at 1700 E. 68th Avenue in Denver, Colorado. The monthly rent for this building averages approximately $58,500 over the remaining lease term that expires in March 2027.

Noni by NewAge Segment

The Noni by NewAge segment’s headquarters is in American Fork, Utah, in a 140,000 square foot office, manufacturing, warehouse, and shipping facility custom built on a 12-acre parcel for our exclusive use. Our monthly obligation for base rent averages approximately $92,500 per month over the remaining lease term which expires in April 2026.

In March 2019, we entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.1 million of the land and building in Tokyo that serves as the corporate headquarters of Morinda’s Japanese subsidiary. Concurrently with the sale, we entered into a lease of this property for a term of 27 years with the option to terminate any time after seven years. The monthly lease cost is ¥20.0 million (approximately $183,000 based on the exchange rate as of December 31, 2019) for the initial seven-year period of the lease term. After the seventh year of the lease term, either party may elect to adjust the monthly lease payment to the then current market rate for similar buildings in Tokyo. In order to secure our obligations under the lease, we provided a refundable security deposit of approximately $1.8 million. At any time after the seventh year of the lease term, we may elect to terminate the lease. However, if the lease is terminated before the 20th anniversary of the lease inception date, then we will be obligated to perform certain restoration obligations, which we considered to be a significant penalty whereby there is reasonable certainty that we will not elect to terminate the lease prior to the 20-year anniversary.

We have a manufacturing, office and warehouse facility in Chongqing, China, consisting of three buildings totaling approximately 64,500 square feet which are located on about three acres of land leased from the government through July 2060. Additional store and office facilities are leased in many cities in China, including Shanghai, Beijing, Taiyuan, Fuzhou, Hangzhou, Guangzhou, Weihai, Nanjing, and Shenyang. We have a warehouse and noni-processing facility in Mataiea, Tahiti, consisting of approximately 82,250 square feet in a building located on about 13.5 acres of land leased from the government through May 2030. We also lease office space in 37 additional locations in Europe, Asia and North and South America.

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. We are not aware of any material proceedings in which the Company, or any of our directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to us, or has a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our Common Stock began trading on Nasdaq on February 17, 2017, under the symbol “NBEV.” On March 10, 2020, there were approximately 690 stockholders of record of our Common Stock. We believe the number of beneficial owners of our Common Stock are substantially greater than the number of record holders because a large portion of our outstanding Common Stock is held of record in broker “street names” for the benefit of individual investors.

Dividends

We have not paid any cash dividends on our Common Stock to date and we are currently prohibited from paying dividends under our loan agreement with East West Bank. The payment of any future cash dividends will be dependent upon our revenue, earnings and financial condition from time to time. The payment of any dividends will be within the discretion of our board of directors. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our board of directors will declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” which is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC on or before April 29, 2020.

Recent Sales of Unregistered Securities

During the fourth quarter of 2019, we issued 60,000 shares of our Common Stock in exchange for patents and 10,000 shares in exchange for services provided by a former employee. The shares were issued in reliance upon an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve public offerings of securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Item 8 of this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” at the beginning of this Report. Our actual results may differ materially from those described below. You should also read the “Risk Factors” section set forth in Item 1A of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Certain figures, such as interest rates and other percentages included in this section, have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage and dollar amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Our Business Model

We are a healthy beverages and lifestyles company engaged in the development and commercialization of a portfolio of organic, natural and other better-for-you healthy beverages, liquid dietary supplements, cannabidiol (“CBD”) topical products, and other healthy lifestyle products. We compete in the growth segments of the beverage industry as a leading one-stop shop supplier for major retailers and distributors. We also are one of a few companies in our industry that commercializes its business across multiple channels including traditional retail, ecommerce, direct to consumer, and the medical channel. We market a full portfolio of Ready-to-Drink (“RTD”) better-for-you beverages including competitive offerings in the kombucha, tea, yerba mate, coffee, functional waters, relaxation drinks, energy drinks, rehydrating beverages, and functional medical beverage segments. We also offer liquid dietary supplement products, including Tahitian Noni® Juice, through a direct-to-consumer model using independent distributors called independent product consultants (“IPCs”). We differentiate our brands through functional performance characteristics and ingredients and offer products that are organic and natural, with no high-fructose corn syrup (“HFCS”), no genetically modified organisms (“GMOs”), no preservatives, and only natural flavors, fruits, and ingredients. We rank among the largest healthy beverage companies in the world as well as one of the fastest growing beverage companies according to Beverage Industry Magazine annual rankings. Our goal is to become the world’s leading healthy beverage and better-for-you products company, with leading brands for consumers, and leading growth for retailers and distributors. Our target market is health conscious consumers who are becoming more interested in and better educated on what is included in their diets, causing them to shift away from less healthy options such as carbonated soft drinks or other high caloric beverages and towards alternative beverage choices. We believe consumer awareness of the benefits of healthier lifestyles and the availability of heathier beverages is rapidly accelerating worldwide, and we are seeking to capitalize on that shift.

We market our RTD beverage products using a range of marketing mediums, including direct-to-consumer channels, in-store merchandising and promotions, experiential marketing, events and sponsorships, digital marketing and social media, direct marketing, and traditional media including print, radio and outdoor.

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

Operating Segments

For the years ended December 31, 2018 and 2019, our operating segments have consisted of the Morinda segment and the NewAge segment. We recently announced that Morinda has begun doing business as Noni by NewAge. As a result of this change, we refer to our former Morinda segment as the Noni by NewAge segment of our business.

The Noni by NewAge segment is engaged in the development, manufacturing, and marketing of Tahitian Noni® Juice, MAX and other noni beverages as well as other nutritional, cosmetic and personal care products. The Noni by NewAge segment has manufacturing operations in Tahiti, Germany, Japan, the United States, and China. The Noni by NewAge’s products are sold and distributed in more than 60 countries using IPC’s through its direct to consumer selling network and e-commerce business model. Approximately 80% of the net revenue of the Noni by NewAge segment is generated in the key Asia Pacific markets of Japan, China, Korea, Taiwan, and Indonesia.

The NewAge segment manufactures, markets and sells a portfolio of healthy beverage brands including Xing® Tea, Marley, Búcha® Live Kombucha, Coco-Libre®, Evian® and Volvic®. These products are distributed through the Company’s DSD network and a hybrid of other routes to market throughout the United States and in 25 countries around the world. The NewAge brands are sold in all channels of distribution including hypermarkets, supermarkets, pharmacies, convenience, gas and other outlets.

Recent Developments

The Morinda business combination that closed on December 21, 2018 significantly impacted our 2019 operating results compared to 2018. Reference is made to Notes 4, 6, 7, 8, and 9 to our consolidated financial statements included in Item 8 of this Report for a discussion of recent developments during 2019, including (i) a new credit facility (the “EWB Credit Facility”) with East West Bank (“EWB”) in March 2019 for $25.0 million of funding, as discussed in Note 8, (ii) the related repayment and termination of a revolving credit facility (the “Siena Revolver”) with Siena Lending Group LLC (“Siena”) in March 2019, as discussed in Note 8, (iii) a sale leaseback of real estate in Tokyo, Japan in March 2019 that resulted in a net selling price of $53.5 million, as discussed in Note 7, (iv) an At the Market Offering agreement entered into in April 2019 that has resulted in net proceeds of $19.5 million through December 31, 2019, as discussed in Note 9, (v) the closing of a business combination with BWR for total consideration of approximately $1.0 million in July 2019, as discussed in Note 4, and (vi) an amendment to the EWB Credit Facility in March 2020 as discussed in Note 16. These recent developments are also discussed below under the caption Liquidity and Capital Resources.

In December 2019, a novel strain of coronavirus (also known as COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States and Europe. The outbreak has continued to spread and is currently classified as a pandemic. Efforts to contain the spread of this coronavirus has intensified. To date, COVID-19 has not had a significant impact on our business. Although we currently expect that the disruptive impact of coronavirus on our business will be temporary, this situation continues to evolve and therefore we cannot predict the extent to which the coronavirus will directly or indirectly affect our business and operating results. The impact could be material.

Key Components of Consolidated Statements of Operations

Net revenue. We recognize revenue when we satisfy our performance obligations and we transfer control of the promised products to our customers, which generally occurs over a very short period of time. Performance obligations are typically satisfied by shipping or delivering products to customers, which is also the point when title transfers to customers. Revenue consists of the gross sales price, net of estimated returns and allowances, discounts, and personal rebates that are accounted for as a reduction from the gross sale price. Shipping and handling charges that are billed to customers are included as a component of revenue.

Cost of goods sold. Cost of goods sold primarily consists of direct costs attributable to the purchase from third party suppliers or the internal manufacture of beverage products. It also includes freight costs, shrinkage, ecommerce fulfillment, distribution and warehousing costs related to products sold.

Commissions. Commissions earned by our sales and marketing personnel are charged to expense in the same period that the related sales transactions are recognized.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs for our administrative, human resources, finance and accounting employees and executives. General and administrative expenses also include contract labor and consulting costs, travel-related expenses, legal, auditing and other professional fees, rent and facilities costs, repairs and maintenance, advertising and marketing costs, and general corporate expenses.

Business combination expenses. When we enter into business combinations, the acquisition-related transaction costs are accounted for as expenses in the periods in which such costs are incurred. A portion of the consideration in business combinations may be contingent on future operating performance of the acquired business. In these circumstances, we determine the fair value of the contingent consideration as a component of the purchase price, and all future changes in the fair value of our obligations are reflected as an adjustment to our operating expenses in the period in which the change is determined. In periods when the fair value of contingent consideration increases, we recognize an expense and when the fair value of contingent consideration decreases, we recognize a gain.

Impairment expense. We periodically consider if events and circumstances have occurred that would indicate if it is “more likely than not” that an impairment of our long-lived assets has occurred. We also perform an annual goodwill impairment evaluation during the fourth quarter of each calendar year. Evaluating whether impairment exists involves substantial judgment and estimation. If we determine that impairment exists, we recognize an impairment charge to reduce the carrying value of the long-lived assets to the expected discounted cash flows associated with the impaired assets.

Depreciation and amortization expense. Depreciation and amortization expense is comprised of depreciation expense related to property and equipment, amortization expense related to leasehold improvements, and amortization expense related to identifiable intangible assets.

Gains from sale of property and equipment. Gains from the sale of property and equipment are reflected in the period that the sale transaction closes. Gains result when we sell assets for an amount in excess of the net carrying value. Losses from the disposal of property and equipment are netted against gains for presentation in our consolidated statements of operations.

Interest expense. Interest expense is incurred under our revolving credit facilities and other debt obligations. The components of interest expense include the amount of interest payable in cash at the stated interest rate, “make-whole” premium, accretion and amortization of debt discounts and issuance costs, and the write-off of debt discounts and issuance costs if we prepay the debt before the maturity date.

Gain (loss) on change in fair value of derivatives. We periodically enter into certain debt instruments that contain embedded derivatives that are required to be bifurcated and recorded at fair value. Examples of embedded derivatives are provisions that require us to pay the lender default interest upon the existence of an event of default and to pay “make-whole” interest or premiums for certain mandatory and voluntary prepayments of the outstanding principal balance. We also enter into interest rate swap agreements to effectively convert variable rate debt to fixed rate debt. We perform valuations of all material derivatives on a quarterly basis. Changes in the fair value of derivatives are reflected as net non-operating gains or losses in our consolidated statements of operations.

Interest and other income (expense), net. Interest and other income (expense), net consists of non-operating expenses which are partially offset by interest and other non-operating income.

Income tax expense. The provision for income taxes is based on the amount of our taxable income and enacted federal, state and foreign tax rates, as adjusted for allowable credits and deductions. Substantially all of our provision for current income taxes consists of foreign taxes for the periods presented since we had no taxable income for U.S. federal or state purposes.

Results of Operations

Our consolidated statements of operations for the years ended December 31, 2019 and 2018 are presented below (in thousands):

	2019	2018	Change

Net revenue	$253,708	$52,160	$201,548
Cost of goods sold	101,001	42,865	58,136

Gross profit	152,707	9,295	143,412
Gross margin	60%	18%

Operating expenses:
Commissions	75,961	2,781	73,180
Selling, general and administrative	114,982	20,288	94,694
Business combination expense (gain):
Financial advisor and other transaction costs	-	3,189	(3,189)
Change in fair value of earnout obligations	(13,809)	100	(13,909)
Long-lived asset impairment expense:
Goodwill and identifiable intangible assets	44,925	-	44,925
Right-of-use assets	2,265	-	2,265
Depreciation and amortization expense	8,382	2,310	6,072

Total operating expenses	232,706	28,668	204,038

Operating loss	(79,999)	(19,373)	(60,626)

Non-operating income (expenses):
Gain from sale of property and equipment	6,365	-	6,365
Interest expense	(3,677)	(1,068)	(2,609)
Gain (loss) from change in fair value of derivatives, net	371	(470)	841
Interest and other income (expense), net	(227)	(151)	(76)

Loss before income taxes	(77,167)	(21,062)	(56,105)
Income tax benefit (expense)	(12,668)	8,927	(21,595)

Net loss	$(89,835)	$(12,135)	$(77,700)

Comparison of Years ended December 31, 2019 and 2018

Inflation and changing prices. For the years ended December 31, 2019 and 2018, the impact of inflation and changing prices have not had a significant impact on our net revenue, cost of goods sold and operating expenses.

Net Revenue. Net revenue increased from $52.2 million for the year ended December 31, 2018 to $253.7 million for the year ended December 31, 2019, an increase of $201.5 million or 386%. For the year ended December 31, 2019, this increase was primarily attributable to the Noni by NewAge, which had an increase in net revenue of $196.9 million. This was because the Morinda business combination did not close until December 21, 2018, whereby only $3.8 million of net revenue was generated by the Noni by NewAge segment for the year ended December 31, 2018 compared to $200.7 million for the year ended December 31, 2019.

Net revenue for the NewAge segment increased by $4.7 million from $48.3 million for the year ended December 31, 2018 to $53.0 million for the year ended December 31, 2019. The increase in net revenue for the NewAge segment was attributable to the acquisition of BWR, which had net revenue of $4.9 million for the period from the closing date on July 10, 2019 through December 31, 2019, partially offset by a decrease of $0.2 million in net revenue attributable to the legacy products of the NewAge segment.

Cost of goods sold. Cost of goods sold increased from $42.9 million for the year ended December 31, 2018 to $101.0 million for the year ended December 31, 2019, an increase of $58.1 million. For the year ended December 31, 2019, $44.1 million of this increase was attributable to the Noni by NewAge segment. The Morinda business combination did not close until December 21, 2018, whereby only $0.9 million of cost of goods sold was incurred by the Noni by NewAge segment for the year ended December 31, 2018 as compared to $56.0 million for the year ended December 31, 2019. The remainder of the increase in cost of goods sold of $13.1 million was attributable to the NewAge segment, which increased from $42.0 million for the year ended December 31, 2018 to $56.0 million for the year ended December 31, 2019, an increase of 33%. This increase in cost of goods sold for the NewAge segment was due to (i) the acquisition of BWR, which had cost of goods sold of $4.9 million for the period from the closing date on July 10, 2019 through December 31, 2019, and (ii) approximately $8.2 million attributable to the legacy products of NewAge due to higher product costs incurred in the second half of 2018 due to smaller production runs and buying raw materials in smaller amounts on the spot market, which was related to our working capital constraints in 2018. In fiscal 2019, the Company incurred significant discounting of branded products from national distributors which decreased our margins on these products. For the year ended December 31, 2019, we continued to cycle through these higher cost inventories, which increased our cost of goods sold. Additionally, during the year ended December 31, 2019, we completed full inventory counts and reconciliations which resulted in an expense of $1.6 million.

Gross profit. Gross profit increased from $9.3 million for the year ended December 31, 2018 to $152.7 million for the year ended December 31, 2019, an increase of $143.4 million. Gross margin increased from 18% for the year ended December 31, 2018 to 60% for the year ended December 31, 2019. The increase in gross profit and gross margin was attributable to the business combination with Morinda on December 21, 2018. Gross profit for the Noni by NewAge segment increased by $152.8 million and resulted in a gross margin of 78%.

Gross profit for the NewAge segment decreased by $9.4 million, resulting in negative gross profit of $3.0 million for the year ended December 31, 2019. Gross profit for the BWR reporting unit acquired in July 2019 was breakeven with net revenue and cost of goods sold of $4.9 million. For the year ended December 31, 2019, the overall reduction of $9.4 million in gross profit for the legacy products of the NewAge segment was due to cost of goods sold that increased by 22% compared to net revenue that decreased by 1%. The poor performance by the NewAge segment was a key factor that resulted in significant charges for impairment of long-lived assets discussed below. Based on the fiscal 2019 results of the BWR and legacy brands businesses, the Company is reviewing its strategic alternatives for these products.

Commissions. Commissions increased from $2.8 million for the year ended December 31, 2018 to $76.0 million for the year ended December 31, 2019, an increase of $73.2 million. The Morinda business combination accounted for $72.9 million of the increase in commissions. The remainder of the increase in commissions of $0.3 million was primarily attributable to the NewAge segment, including $0.1 million attributable to the BWR reporting unit. For the year ended December 31, 2019, commissions for the Noni by NewAge segment amounted to approximately 37% of the related net revenue whereas commissions for the NewAge segment were approximately 3% of the related net revenue of the NewAge segment.

Selling, general and administrative expenses. SG&A expenses increased from $20.3 million for the year ended December 31, 2018 to $115.0 million for the year ended December 31, 2019, an increase of $94.7 million. This increase consisted of $83.1 million related to the Noni by NewAge segment and $11.6 million related to the NewAge segment. The key components of the $83.1 million of SG&A expenses for the Noni by NewAge segment consist of (i) compensation and benefit costs of $44.5 million, including stock-based compensation expense of $3.1 million, (ii) business meetings, awards, promotions and travel of $17.0 million, (iii) rent, repairs and other occupancy costs of $10.0 million, (iv) professional fees of $4.1 million, and (v) transaction fees, communications expense and other of $7.5 million.

The increase in SG&A for the NewAge segment was partially driven by the business combination with BWR that accounted for $2.9 million of SG&A for the period from July 10, 2019 through December 31, 2019. The remainder of the increase in SG&A for the NewAge segment of $8.7 million consisted of (i) compensation and benefits of $3.2 million, including an increase in stock-based compensation of $0.7 million, (ii) rent and occupancy costs of $3.0 million, (iii) director and officer insurance premiums and other costs of $1.2 million, and (iv) professional fees of $1.3 million.

Change in fair value of earnout obligations. For the year ended December 31, 2019, we recognized a gain of $13.8 million from changes in the fair value of earnout obligations. A gain of $12.9 million was attributable to the Morinda business combination and a gain of $0.9 million was attributable to the Marley business combination, for a total of $13.8 million.

In connection with the Morinda business combination, we issued Series D Preferred Stock that provides for an annual dividend of $0.2 million and a milestone dividend of up to an aggregate of $15.0 million if the Adjusted EBITDA of Morinda is at least $20.0 million for the year ended December 31, 2019. As of December 31, 2019 and December 31, 2018, the estimated fair value of the Series D Preferred Stock was approximately $0.2 million and $13.1 million, respectively. The reduction in fair value was due to our assessment that the Adjusted EBITDA target would not be achieved and that the only value associated with the Series D Preferred Stock is approximately $0.2 million for the annual dividend. Accordingly, we recognized an unrealized gain of approximately $12.9 million for the year ended December 31, 2019.

We are also subject to an earnout obligation in connection with the Marley business combination that provides for a one-time payment of $1.25 million beginning at such time that revenue for the Marley reporting unit is equal to or greater than $15.0 million during any trailing 12 calendar month period. As of December 31, 2018, the estimated fair value of the Marley earnout was approximately $0.9 million. Due to deteriorating net revenue and gross profit for the Marley reporting unit, we determined that it is unlikely that the Marley earnout will ever be achieved. Accordingly, there was no fair value associated with the Marley earnout obligation as of December 31, 2019, which resulted in a gain of $0.9 million. For the year ended December 31, 2018, the fair value of the Marley earnout increased by $0.1 million, which was reported as a business combination expense for the year ended December 31, 2018.

Impairment expense. For the year ended December 31, 2019, we recognized an aggregate charge of $47.2 million for the impairment of long-lived assets. During the fourth quarter of 2019, we performed our annual goodwill impairment testing. Our qualitative assessment indicated that impairment may exist for each reporting unit within the NewAge segment. Therefore, as of December 31, 2019 we also performed a quantitative assessment of the fair value of each of our reporting units within the NewAge and Noni by NewAge segments. The primary basis for our quantitative assessment was a valuation report for all of our reporting units that was performed by an independent specialist. The result of this valuation resulted in an aggregate impairment charge of $44.9 million to eliminate the net carrying value of all goodwill and substantially all identifiable intangible assets related to all of the reporting units of the NewAge segment.

In June 2019, we began attempting to sublease a portion of our right-of-use (“ROU”) assets previously used for warehouse space that were no longer needed for current operations. As a result, an impairment evaluation was completed that resulted in recognition of an impairment charge of $1.5 million in June 2019. This evaluation was based on the expected time to obtain a suitable subtenant and current market rates for similar commercial properties. As of December 31, 2019, we were continuing our efforts to obtain a subtenant for this space. Accordingly, an updated impairment evaluation was performed which resulted in an additional impairment charge of $0.8 million for total impairment of $2.3 million for the year ended December 31, 2019. It is possible that further impairment charges will be incurred if we are not able to locate a subtenant in the next six to eight months, or if the sublease terms are less favorable than our current expectations.

Depreciation and amortization expense. Depreciation and amortization expense included in operating expenses increased from $2.3 million for the year ended December 31, 2018 to $8.4 million for the year ended December 31, 2019, an increase of $6.1 million. Approximately $6.3 million of this increase was due to assets acquired in the Morinda business combination, which accounted for approximately $2.9 million of depreciation related to property and equipment and $3.4 million of amortization related to identifiable intangible assets. Identifiable intangible assets acquired in the BWR business combination also accounted for an increase in amortization expense of $0.1 million. These increases totaled $6.4 million and were partially offset by a reduction in amortization expense of $0.3 million due to the impairment charges that eliminated the net carrying value of substantially all of the intangible assets of the NewAge segment.

Gain from sale of building. On March 22, 2019, we entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.0 million of the land and building in Tokyo that serves as the corporate headquarters of Morinda’s Japanese subsidiary. Concurrently with the sale, we entered into a lease of this property for an expected term of 20 years with an extension option for an additional seven years. The sale of this property resulted in a gain of $24.1 million. We determined that $17.6 million of the gain was the result of above-market rent inherent in the leaseback arrangement. The $17.6 million portion of the gain related to above-market rent is being accounted for as a lease financing obligation whereby the gain will result in a reduction of rent expense of approximately $0.9 million per year over the 20-year lease term. The remainder of the gain of $6.4 million was attributable to the highly competitive process among the entities that bid to purchase the property and, accordingly, is recognized as a gain in our consolidated statement of operations for the year ended December 31, 2019. For the year ended December 31, 2018, no gain or loss was recognized since we did not sell any of our property and equipment.

Gain on change in fair value of derivatives. For the year ended December 31, 2019, we recognized a net gain from the change in fair value of derivatives of $0.4 million compared to a loss of $0.5 million for the year ended December 31, 2018. In July 2019, we entered into an interest rate swap agreement with EWB. This swap agreement provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. Through December 31, 2019, we had an unrealized loss from this interest rate swap agreement of approximately $0.1 million. This unrealized loss was offset by a gain of $0.5 million from the change in fair value of embedded derivatives related to the Siena Revolver that was terminated in March 2019. As a result of these two derivatives, we recognized a net gain from change in fair value of derivatives of $0.4 million for the year ended December 31, 2019. For the year ended December 31, 2018, we had a loss from the change in fair value of embedded derivatives of $0.5 million related to our former Siena Revolver credit facility.

Interest expense. Interest expense increased from $1.1 million for the year ended December 31, 2018 to $3.7 million for the year ended December 31, 2019, an increase of $2.6 million. For the year ended December 31, 2019, interest expense was primarily attributable to (i) termination of the Siena Revolver, which resulted in a make-whole prepayment penalty of $0.5 million, (ii) accretion of discount and write-off of debt issuance costs of $0.5 million related to the Siena Revolver, (iii) accretion of discount and amortization of debt discount for a total of $1.2 million related to the Morinda business combination liabilities and the EWB Credit Facility, (iv) imputed interest expense of $0.5 million related to a deferred lease financing obligation, and (v) interest expense based on the contractual rates and swap settlements under the EWB Credit Facility of $0.7 million based on a weighted average interest rate of 5.6% and weighted average borrowings outstanding of $15.5 million for the year ended December 31, 2019.

For the year ended December 31, 2018, we incurred interest expense of $1.1 million which was primarily related to a senior secured convertible promissory note with a principal balance of $4.75 million that was borrowed in June 2018. Due to the early extinguishment of this note in August 2018, we recognized accretion for all of the debt discount and issuance costs of $0.6 million, interest expense at the stated rate for $0.1 million, and a make-whole prepayment fee of $0.2 million. In addition, for the year ended December 31, 2018, we incurred interest expense for an aggregate of $0.2 million under a revolving credit agreement with U.S. Bank, the Siena Revolver and the Maverick Series B note payable.

Other expense, net. For the years ended December 31, 2019 and 2018, we had other expense, net of $0.3 million and $0.2 million, respectively. Other expense, net for the year ended December 31, 2019 consisted of other non-operating expense of $0.5 million, partially offset by interest income of $0.2 million. Other expense, net for the year ended December 31, 2018 consisted of miscellaneous non-operating expense of $0.2 million.

Income tax expense. For the year ended December 31, 2019, we recognized income tax expense of $12.7 million, which consisted of foreign income taxes of $17.6 million, partially offset by a net deferred income tax benefit of $4.9 million. Foreign income taxes consisted of approximately $11.9 million that was incurred in March 2019 due to our sale leaseback of the building that serves as Morinda’s Japanese headquarters, and the remaining $5.7 million was primarily attributable to profitable operations in foreign jurisdictions.

For the year ended December 31, 2018, we recognized an income tax benefit of $8.9 million as a result of deferred income tax liabilities recorded in connection with the Morinda business combination. We determined that our net operating loss carryforwards will offset any income tax expense related to the deferred income tax liabilities for Morinda. Accordingly, we recognized an $8.9 million deferred income tax benefit for the year ended December 31, 2018.

Liquidity and Capital Resources

Overview

As of December 31, 2019, we had cash and cash equivalents of $60.8 million and working capital of $33.5 million. For the year ended December 31, 2019, we incurred a net loss of $89.8 million and we used cash in our operating activities of $31.8 million.

As of December 31, 2019, we have contractual obligations of approximately $21.6 million that are due during the year ending December 31, 2020, including (i) payables to the former stockholders of Morinda of $5.7 million as discussed below, (ii) operating lease payments of $8.4 million, (iii) up to $2.8 million for principal and estimated interest payments due under our EWB Credit Facility (as defined below), (iv) open purchase orders for inventories of $3.4 million, and (v) payments under employment agreements of $1.3 million. Our contractual obligations discussed above exclude discretionary principal payments under the EWB Revolver for $9.7 million that were paid on January 2, 2020 and which can be reborrowed subject to the terms of the EWB Credit Facility.

As discussed below, we entered into the third amendment and waiver (the “Third Amendment”) to the EWB Credit Facility on March 13, 2020. The Third Amendment is expected to have a significant impact on our liquidity and capital resources for the year ending December 31, 2020, because we are required to maintain an aggregate of $15.1 million in restricted cash balances with EWB. Accordingly, this portion of our cash resources will be available for future principal payments under the EWB Term Loan but may not be used for any other purposes. The Third Amendment also requires us to raise equity infusions of $15.0 million for the first six months of 2020 (of which $6.3 million was received in January 2020), and to raise cumulative equity infusions of $30.0 million for the year ending December 31, 2020. We intend to raise the required cumulative equity infusions of $30.0 million through the ATM Offering Agreement (described below). The ATM Offering Agreement is scheduled to terminate on April 30, 2020, but we intend to seek an extension. We may also meet the requirement for equity infusions through other types of equity offerings. We believe we will be able to raise the remaining $23.7 million of the equity infusions by December 31, 2020. However, there can be no assurance that we will be successful in raising such funds at terms acceptable to us or at all.

We believe our existing cash resources of $60.8 million, combined with our ability to raise equity funding through the ATM Offering Agreement or through other equity offerings, will be sufficient to fund the restricted cash required by EWB of $15.1 million, our contractual obligations of $21.6 million, and working capital requirements for the next 12 months.

For the year ended December 31, 2019, a sale leaseback of Morinda’s Japanese headquarters, public offerings under the ATM Offering Agreement, the refinancing of our bank debt, and payments related to the Morinda business combination had a significant impact on our liquidity and capital resources. These transactions are discussed further below.

Sale Leaseback

On March 22, 2019, we entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.1 million of the land and building in Tokyo that serves as the corporate headquarters of Morinda’s Japanese subsidiary. Concurrently with the sale, we entered into a lease of this property for a term of 27 years with the option to terminate at any time after seven years. The monthly lease cost is ¥20.0 million (approximately $183,000 based on the exchange rate as of December 31, 2019) for the initial seven-year term, and thereafter either party may elect to adjust the monthly lease payment to the then current market rate for similar buildings in Tokyo. In order to secure our obligations under the lease, we provided a refundable security deposit of approximately $1.8 million. If the lease is terminated before the 20th anniversary of the lease inception date, then we will be obligated to perform certain restoration obligations. We determined that the restoration obligations are a significant penalty whereby there is reasonable certainty that we will not elect to terminate the lease prior to the 20-year anniversary. Therefore, we determined the lease term was 20 years for financial reporting purposes.

In connection with this transaction, the following payments were or will be made: (i) $25.0 million to the former stockholders of Morinda to settle the contingent financing liability that we paid in June 2019, (ii) $2.6 million to terminate the mortgage on the building which was paid directly to the mortgage holder to eliminate the lien on the property, (iii) transaction costs of $1.9 million, (iv) post-closing repair obligations of $1.7 million, and (v) Japanese income taxes of $11.9 million that were paid in February 2020. After all of these payments are made, the net increase in our liquidity and capital resources from the sale leaseback was approximately $12.6 million.

At the Market Offering Agreement

On April 30, 2019, we entered into an At the Market Offering Agreement (the “ATM Offering Agreement”) with Roth Capital Partners, LLC (the “Agent”), pursuant to which we may offer and sell from time to time up to an aggregate of $100 million in shares of our Common Stock (the “Placement Shares”), through the Agent. We have no obligation to sell any of the Placement Shares under the ATM Offering Agreement, which terminates on April 30, 2020 and may be earlier terminated by both parties. We intend to use the net proceeds from the offering for general corporate purposes, including working capital. Under the terms of the ATM Offering Agreement, we agreed to pay the Agent a commission equal to 3% of the gross proceeds from the gross sales price of the Placement Shares up to $30 million, and 2.5% of the gross proceeds from the gross sales price of the Placement Shares in excess of $30 million. Through December 31, 2019, we sold an aggregate of approximately 6.0 million shares of Common Stock for gross proceeds of approximately $20.7 million. Total commissions and other offering costs deducted from the proceeds were $1.2 million for net proceeds of $19.5 million. In January 2020, we received additional net proceeds under the ATM Offering Agreement of $6.3 million from the issuance of approximately 3.5 million shares of our Common Stock.

East West Bank Credit Facility

On March 29, 2019, we entered into a credit facility with East West Bank (the “EWB Credit Facility”). The EWB Credit Facility matures on March 29, 2023 (the “Maturity Date”) and provides for (i) a term loan in the aggregate principal amount of $15.0 million, which may be increased to $25.0 million subject to the satisfaction of certain conditions (the “EWB Term Loan”) and (ii) a $10.0 million revolving loan agreement (the “EWB Revolver”). As of December 31, 2019, we had outstanding borrowings of $14.8 million under the EWB Term Loan and $9.7 million under the EWB Revolver. On January 2, 2020, we elected to make a voluntary prepayment of $9.7 million to repay all outstanding borrowings under the EWB Revolver.

Our obligations under the EWB Credit Facility are secured by substantially all of our assets and guaranteed by certain of our subsidiaries. The EWB Credit Facility requires compliance with certain financial and restrictive covenants and includes customary events of default. Key financial covenants include maintenance of minimum Adjusted EBITDA and a maximum Total Leverage Ratio (all as defined and set forth in the EWB Credit Facility). During any periods when an event of default occurs, the EWB Credit Facility provides for interest at a rate that is 3.0% above the rate otherwise applicable to such obligations. As of December 31, 2019, we were not in compliance with our minimum adjusted EBITDA covenant. Our non-compliance with this covenant was waived in connection with the Third Amendment to the EWB Credit Facility. There is no assurance EWB will waive any future instances of noncompliance.

Borrowings outstanding under the EWB Credit Facility bear interest at the Prime Rate (4.25% as of December 31, 2019) plus 0.5%. However, if the Total Leverage Ratio (as defined in the EWB Credit Facility) is subsequently less than 1.50 to 1.00, borrowings will bear interest at the Prime Rate plus 0.25%. We may voluntarily prepay amounts outstanding under the EWB Revolver without prepayment charges on ten business days’ prior notice to EWB. In the event the EWB Revolver is terminated prior to the Maturity Date, we would be required to pay an early termination fee in the amount of 0.50% of the revolving line. Additional borrowing requests under the EWB Revolver are subject to various customary conditions precedent, including satisfaction of a borrowing base test as more fully described in the EWB Credit Facility. The EWB Revolver also provides for an unused line fee equal to 0.5% per annum of the undrawn portion. The EWB Revolver includes a subjective acceleration clause and a lockbox arrangement where we are required to direct our customers to remit payments to a restricted bank account, whereby all available funds are used to pay down the outstanding principal balance under the EWB Revolver. Accordingly, we are required to classify the entire outstanding principal balance of the EWB Revolver as a current liability in our consolidated balance sheets.

Payments under the EWB Term Loan were interest-only through September 2019 and are followed by monthly principal payments of $125,000 plus interest until the Maturity Date of the EWB Term Loan. We may elect to prepay the EWB Term Loan before the Maturity Date on 10 business days’ notice to EWB subject to a prepayment fee of 2% for the first year of the EWB Term Loan and 1% for the second year of the EWB Term Loan. No later than 120 days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2019, we are required to make a payment towards the outstanding principal amount of the EWB Term Loan in an amount equal to 35% of the Excess Cash Flow (as defined in the Credit Facility), if the Total Leverage Ratio is less than 1.50 to 1.00 or 50% of the Excess Cash Flow if the Total Leverage Ratio is greater than or equal to 1.50 to 1.00. Mandatory principal payments based on Excess Cash Flow generated in subsequent quarters are excluded from our current liabilities since they are contingent payments based on the generation of working capital in the future. For the year ended December 31, 2019, we were not required to make any principal payments related to Excess Cash Flow.

On August 5, 2019, we entered into a first amendment to the EWB Credit Facility effective as of July 11, 2019, pursuant to which EWB waived non-compliance by the Company with certain covenants in the EWB Credit Facility that may have occurred or would otherwise arise as a result of the BWR Merger Agreement. Pursuant to the first amendment, BWR entered into a Supplement to Guarantee and Pledge and an Intellectual Property Security Agreement. On October 9, 2019, we entered into a second amendment to the EWB Credit Facility under which EWB waived (i) any default for failure to maintain at least $5.0 million of net cash with EWB in the United States or in China during the period from July 25, 2019 to October 9, 2019 and (ii) any default for failing to maintain primary operating accounts with EWB, and ensuring that the Company’s deposit and investment accounts with third party financial institutions located in China contain no more than 40% of the Company’s total cash, cash equivalents and investment balances maintained in China. The second amendment also amended the EWB Credit Facility to (i) extend the time period to establish compliance with the operating account provisions until November 30, 2019, (ii) to make the covenants no longer applicable to the Company’s subsidiaries in China, and (iii) to decrease the amount of net cash from $5.0 million to $2.0 million that the Company is required to maintain with EWB on and after December 31, 2019.

On March 13, 2020, we entered into the Third Amendment to the EWB Credit Facility whereby EWB waived our failure to comply with the minimum adjusted EBITDA covenant for the 12-month period ended December 31, 2019. In addition, the Third Amendment modified the EWB Credit Facility as follows:

●	We are required to maintain an aggregate of $15.1 million in restricted cash accounts with EWB. In the future, this amount will be reduced by the amount of future principal payments under the EWB Term Loan.
●	Less stringent requirements are applicable for future compliance with the minimum adjusted EBITDA covenant, the maximum total leverage ratio, and the fixed charge coverage ratio. Additionally, compliance with the maximum total leverage ratio and the fixed charge coverage ratio have been delayed until June 30, 2021.
●	The existing provisions related to “equity cures” that may be employed to maintain compliance with financial covenants were increased from $5.0 million to $15.0 million for the year ending December 31, 2020, and $10.0 million per year for each calendar year thereafter.
●	We are required to obtain equity infusions for at least $15.0 million for the first six months of 2020, of which $6.3 million was received in January 2020. In addition, cumulative equity infusions of $30.0 million must be received for the year ending December 31,2020.
●	The interest rate applicable to our outstanding borrowings under the EWB Term Loan and the EWB Revolver increased to 2.0% in excess of the prime rate. If we subsequently comply for two consecutive fiscal quarters with both the maximum total leverage ratio and the fixed charge coverage ratio, the interest rate will be reduced to 0.50% in excess of the prime rate (assuming that the Company’s total leverage ratio is less than 1.50 to 1.00).

Business Combination Liabilities

We issued series D preferred stock in connection with the Morinda business combination. The series D preferred stock is classified as a liability in our consolidated balance sheets. By April 15, 2020, we are obligated to pay an annual dividend of $0.2 million. The series D preferred stock includes an earnout payment based on the calculation of a milestone dividend. The maximum milestone dividend is $15.0 million if the adjusted EBITDA of Morinda is $20.0 million or more for the year ended December 31, 2019. If adjusted EBITDA is $17.0 million or less for the year ending December 31, 2019, no milestone dividend is payable. Morinda’s adjusted EBITDA for the year ended December 31, 2019 was less than $17.0 million and, accordingly, no milestone dividend is payable.

The series D preferred stock is recorded in our financial statements at fair value, which amounted to $0.2 million as of December 31, 2019. In addition, we are obligated to make the final excess working capital (“EWC”) payment in July 2020. The EWC obligation is $5.5 million and the net carrying value of this obligation was approximately $5.3 million as of December 31, 2019.

In connection with the Marley business combination in 2017, we are obligated to make a one-time earnout payment of $1.25 million over a period of two years beginning at such time that revenue for the Marley reporting unit is equal to or greater than $15.0 million during any trailing 12 calendar month period. Revenue for the Marley reporting unit is not currently expected to exceed the $15.0 million earnout threshold, which resulted in the elimination of the net carrying value of the liability in 2019.

 The table below summarizes the net carrying value and the range of cash settlements for the Marley and Morinda business combination liabilities as of December 31, 2019 (in thousands):

	Carrying	Gross Settlement Value
	Value, Net	Minimum	Maximum

Marley earnout obligation	$-	$-	$1,250
Payables to former Morinda stockholders, net:
Excess Working Capital payable in July 2020	5,283	5,463	5,463
Earnout under Series D preferred stock payable in April 2020	225	225	15,225

Total	$5,508	$5,688	$21,938

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018	Change

Net cash provided by (used in):
Operating activities	$(31,801)	$(21,831)	$(9,970)
Investing activities	29,429	(29,438)	58,867
Financing activities	19,394	96,401	(77,007)

Cash Flows Provided by Operating Activities

For the years ended December 31, 2019 and 2018, net cash used in operating activities amounted to $31.8 million and $21.8 million, respectively. The key components in the calculation of our net cash used in operating activities for the years ended December 31, 2019 and 2018, are as follows (in thousands):

	2019	2018	Change

Net loss	$(89,835)	$(12,135)	$(77,700)
Non-cash expenses	71,840	7,378	64,462
Change in fair value of earnout obligations and derivatives, net	(14,180)	570	(14,750)
Gain from sale of land and building	(6,365)	-	(6,365)
Deferred income tax benefit	(4,944)	(8,927)	3,983
Changes in operating assets and liabilities, net	11,683	(8,717)	20,400

Total	$(31,801)	$(21,831)	$(9,970)

For the year ended December 31, 2019, our net loss was $89.8 million compared to a net loss of $12.1 million for the year ended December 31, 2018. Please refer to the section Results of Operations above for a discussion of the factors that resulted in our net loss for the years ended December 31, 2019 and 2018.

For the year ended December 31, 2019, non-cash expenses partially mitigated the impact of our net loss by $71.9 million. Non-cash expenses consisted of (i) long-lived asset impairment expense of $47.2 million, (ii) depreciation and amortization expense of $8.8 million, (iii) non-cash lease expense of $7.1 million, (iv) stock-based compensation expense of $6.4 million, (v) accretion and amortization of debt discount and issuance costs of $1.9 million, and (vi) make-whole premium of $0.5 million.

For the year ended December 31, 2019, we recognized non-cash gains due to changes in the fair value of the Morinda and Marley earnout obligations of $13.8 million, and derivatives of $0.4 million for a total of $14.2 million. For the year ended December 31, 2019, for financial reporting purposes we had a gain on sale of property and equipment of $6.4 million due to the sale of our land and building in Tokyo. This $6.4 million gain is excluded from our operating cash flows because it was generated from the receipt of investing cash flows. Differences in the timing of our recognition of the gain on sale for income tax and financial reporting purposes are primarily responsible for the deferred income tax benefit of $4.9 million for the year ended December 31, 2019. All of these non-cash gains and deferred tax benefits favorably impacted our net loss but did not generate any operating cash flows for the year ended December 31, 2019.

For the year ended December 31, 2019, changes in operating assets and liabilities provided $11.8 million of operating cash flows. Changes that increased operating cash flows include (i) a net increase in accounts payable and accrued liabilities of $8.6 million that was driven by the increase in current income taxes payable, (ii) a reduction in inventories of $2.8 million, and (iii) a reduction in prepaid expenses, deposits and other assets of $0.9 million. These increases in operating cash flows total $12.3 million and were partially offset by reduced cash flow due to an increase of $0.5 million in our trade receivables. As of December 31, 2019, substantially all of our current income tax liabilities of $15.2 million either have been paid, or are scheduled for payment, in the first quarter of 2020. Accordingly, these payments will result in negative operating cash flows in the period in which we are required to make the payments.

For the year ended December 31, 2018, our net loss of $12.1 million, a deferred income tax benefit of $8.9 million and changes in operating assets and liabilities of $8.7 million resulted in combined negative operating cash flow of $29.8 million. However, non-cash expenses of $7.4 million, and non-cash losses related to the change in fair value of derivatives and earnout obligations for an aggregate of $0.6 million, partially mitigated this impact to arrive at net cash used in operating activities of $21.8 million. For the year ended December 31, 2018, non-cash expenses of $7.4 million included depreciation and amortization expense of $2.3 million, stock-based compensation expense of $2.5 million, acquisition costs settled in shares of Common Stock for $1.2 million, accretion and amortization of debt discount and issuance costs of $0.8 million, non-cash lease expense of $0.4 million, and a cash expense for make-whole applicable premium of $0.2 million that was classified as a financing cash outflow since it related to the prepayment of debt..

For the year ended December 31, 2018, we recognized non-cash expenses due to changes in the fair value of the Marley earnout obligations of $0.1 million, and derivatives of $0.5 million for a total of $0.6 million. For the year ended December 31, 2018, the net changes in operating assets and liabilities used $8.7 million of operating cash flows, including (i) an increase in inventories of $3.4 million, (ii) an increase in prepaid expenses and other assets of $1.7 million, and (iii) a decrease in accounts payable and accrued liabilities of $4.9 million. These uses of cash totaled $10.0 million and were partially offset by cash collections that resulted in a decrease in accounts receivable of $1.3 million.

Cash Flows from Investing Activities

For the year ended December 31, 2019, cash provided by investing activities of $29.4 million was primarily driven by the sale leaseback of our land and building in Tokyo. The gross selling price was $57.1 million. After deducting commissions and other selling expenses of $1.9 million, the net proceeds amounted to $55.2 million. The net proceeds attributable to investing activities included $36.2 million that was attributable to the sale of the property, and $1.3 million that was designated to fund future repair obligations for a total of $37.5 million. The remainder of the net proceeds of $17.6 million was a financial inducement to enter into a 20-year operating lease as discussed under Cash Flows from Financing Activities.

Investing cash outflows for the year ended December 31, 2019 included (i) capital expenditures for property and equipment of $5.4 million, (ii) a security deposit of $1.8 million withheld by the purchaser in the sale leaseback, and (iii) cash paid for our business combination with BWR for $1.0 million. Our capital expenditures included property and equipment for our Noni by NewAge segment of $4.2 million, and capital expenditures for our NewAge segment of $1.2 million. Capital expenditures for the Noni by NewAge segment included leasehold improvements of $2.0 million to the Tokyo, Japan headquarters facility, manufacturing line improvements of $0.4 million in our Rongchang, China facility, and leasehold improvement for a new leased facility in Shanghai, China. Capital expenditures for the NewAge segment included leasehold improvements related to our new distribution facility in Aurora, Colorado of $0.3 million, transportation equipment of $0.2 million, and furniture and office equipment primarily related to our new leased facilities in Aurora and Denver, Colorado for a total of $0.4 million.

For the year ended December 31, 2018, our principal use of cash in investing activities resulted from a cash payment of $75.0 million to purchase the Noni by NewAge segment in December 2018. This cash payment was offset by the cash, cash equivalents and restricted cash of $46.3 million that we acquired from Morinda for a net cash outlay of $28.7 million. For the year ended December 31, 2018, we also made capital expenditures primarily for machinery and equipment for $0.7 million, of which approximately $0.6 million was paid in December 2018 related to the Noni by NewAge segment.

Cash Flows from Financing Activities

Our financing activities provided net cash proceeds of $19.4 million for the year ended December 31, 2019, as compared to net cash proceeds received of $96.4 million for the year ended December 31, 2018. For the year ended December 31, 2019, the principal sources of cash from our financing activities consisted of (i) $61.3 million of borrowings, including $51.7 million under the EWB Credit Facility and $9.6 million under the Siena Revolver that was terminated in March 2019, (ii) net proceeds of $20.1 million from the issuance of approximately 6.0 million shares of Common Stock pursuant to the ATM Offering Agreement, (iii) proceeds of $17.6 million for the deferred lease financing obligation related to the sale leaseback of our land and building in Tokyo, and (iv) proceeds from the exercise of stock options of $0.6 million. These financing cash proceeds totaled $99.6 million and were partially offset by (i) principal payments under debt agreements of $43.9 million, including $29.2 million under the EWB Credit Facility, $9.7 million under the Siena Revolver, $2.6 million to repay the mortgage on the sale of our land and building in Tokyo, and $2.4 million to terminate the line of credit assumed in the business combination with BWR, (ii) payment of Morinda business combination liabilities of $34.0 million, (iii) payments for debt issuance costs of $1.0 million to obtain the EWB Credit Facility, (iv) payment of make-whole premium of $0.5 million as a result of the termination of the Siena Revolver, (v) cash payments of $0.5 million for offering costs related to the ATM Offering Agreement, and (vi) cash payments to reduce a deferred lease financing obligation of $0.5 million as discussed below. The Siena Revolver was terminated on March 29, 2019 and was replaced by the EWB Credit Facility.

As discussed above, the net proceeds received from the buyer of our land and building in Tokyo included $17.6 million that represented an inducement to enter into the related leaseback financing arrangement. Since we agreed to pay above market lease payments for the 20-year lease term in exchange for an up-front cash payment included in the selling price, we have recognized a deferred lease financing obligation for this amount. For financial reporting purposes, a portion of the monthly operating lease payments is not being recognized as rent expense, but rather is allocated to reduce this financial liability and recognize imputed interest expense. For the year ended December 31, 2019, $0.5 million of our lease payments was allocated to reduce the financial liability.

Our financing activities provided net cash proceeds of $96.4 million for the year ended December 31, 2018. For the year ended December 31, 2018, the principal sources of cash from our financing activities consisted of (i) $99.9 million from four public offerings that resulted in the issuance of an aggregate of 34.7 million shares of our Common Stock, (ii) $5.0 million for borrowings under the Siena Revolver, and (iii) $4.6 million from a convertible debt financing in June 2018. These financing cash proceeds totaled $109.5 million and were partially offset by cash payments for (i) principal paid under the Siena Revolver of $3.0 million, (ii) principal and make-whole premium in August 2018 to repay the convertible debt financing for $4.9 million, (iii) payment to terminate our revolver with U.S. Bank for $2.0 million in June 2018, (iv) payment of $2.2 million for incremental and direct offering costs associated with the public offerings, and (v) payment of debt issuance costs associated with the Siena Revolver for $0.6 million.

Contractual Obligations

The following table summarizes our contractual obligations on an undiscounted basis as of December 31, 2019, and the period in which each contractual obligation is due:

	Year Ending December 31:
	2020	2021	2022	2023	2024	Thereafter	Total

Operating lease obligations	$8,357	$6,836	$5,490	$5,424	$5,275	$28,648	$60,030
Payables to former Morinda stockholders:
Morinda business combination earnout (1)	225	-	-	-	-	-	225
Excess working capital (EWC) (2)	5,463	-	-	-	-	-	5,463
EWB Revolver (3)
Principal	-	-	-	9,700	-	-	9,700
Interest expense	523	524	524	131	-	-	1,702
Unused line fees	2	2	2	-	-	-	6
EWB Term Loan (4):
Principal	1,500	1,500	1,500	10,250	-	-	14,750
Interest expense	815	725	638	144	-	-	2,322
Installment notes payable	6	2	-	-	-	-	8
Employment agreements (5)	1,350	-	-	-	-	-	1,350
Open purchase orders	3,364	-	-	-	-	-	3,364

Total	$21,605	$9,589	$8,154	$25,649	$5,275	$28,648	$98,920

(1)	Represents the fair value of earnout consideration under the Series D Preferred Stock as discussed further in Note 4 to the consolidated financial statements included in Item 8 of this Report. The cash payment is due by April 15, 2020.
(2)	Represents the final EWC payment, excluding accretion of discount, payable to Morinda’s former stockholders in July 2020.
(3)	Assumes the outstanding balance of the EWB Revolver as of December 31, 2019 remains outstanding until the maturity date in March 2023. Interest expense is based on the rate in effect as of December 31, 2019 in conjunction with an interest rate swap that fixes the rate at 5.4% for $10.0 million of outstanding borrowings.
(4)	Principal and interest payments under the EWB Term Loan assume scheduled principal payments of $125,000 per month and no future Excess Cash Flow principal reductions. Interest expense is based on the effective rate of 5.75% as of December 31, 2019.
(5)	Consists of base salary payable to three individuals under employment agreements that renew annually for successive one-year terms, unless terminated by either party.

Off-Balance Sheet Arrangements

During the years ended December 31, 2019 and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Foreign Currency Risks

We have foreign currency risks related to our net revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, Chinese Yuan and Japanese Yen. We generated approximately 72% of our net revenue from our international business for the year ended December 31, 2019. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our net revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill and other intangibles with indefinite useful lives are not amortized but tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered more likely than not that the fair value of the reporting unit is greater than the carrying amount, further testing of goodwill for impairment is not required. In the course of preparing our annual goodwill impairment testing, if we project a sustained decline in a reporting unit’s revenues and earnings, it will have a significant negative impact on the fair value of the reporting unit which could result in material future impairment charges for our goodwill and long-lived assets. Such a decline could be driven by, among other things: (i) changes in strategic priorities; (ii) anticipated decreases in product pricing, sales volumes, and long-term growth rates as a result of competitive pressures or other factors; and (iii) the inability to achieve, or delays in achieving the goals of our strategic initiatives and synergies. Adverse changes to macroeconomic factors, such as increases to long-term interest rates, would also negatively impact the fair value of our reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Identifiable intangible assets acquired in business combinations are recorded at the estimated acquisition date fair value. Finite lived intangible assets are amortized over the shorter of the contractual life or their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Impairment of Long-lived Assets

Long-lived assets include identifiable intangible assets, property and equipment, and right-of-use assets. Under our accounting policies, at least quarterly we consider whether events and circumstances have occurred that would indicate if it is “more likely than not” that an impairment of our long-lived assets has occurred. Evaluating whether impairment exists involves substantial judgment and estimation. Impairment exists for identifiable intangible assets, property and equipment and right-of-use assets if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. If impairment is determined to exist, then an impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value. Fair value of our long-lived assets is determined using the fair value concepts set forth in ASC 820, Fair Value Measurement.

Revenue Recognition

We recognize product sales when we satisfy our performance obligations and transfer control of the promised products to our customers, which generally occurs over a very short period of time. Performance obligations are typically satisfied by shipping or delivering products to customers, which is also the point when title transfers to customers. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the related products.

Net revenue consists of the gross sales price, less estimated returns and allowances for which provisions are made at the time of sale, and less certain other discounts, allowances, and personal rebates that are accounted for as a reduction from gross revenue. Shipping and handling charges that are billed to our customers are included as a component of revenue. Costs incurred by us for shipping and handling charges are included in cost of goods sold.

Payments received for undelivered or back-ordered products are recorded as deferred revenue. Our policy is to defer revenue related to distributor convention fees, payments received on products ordered in the current period but not delivered until the subsequent period, initial IPC fees, IPC renewal fees and internet subscription fees until the products or services have been provided.

Inventories

Inventories are adjusted to the lower of cost and net realizable value, using the first-in, first-out method. The components of inventory cost include raw materials, labor and overhead. The determination of net realizable value involves various assumptions related to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions. If future demand and market conditions are less favorable than our assumptions, additional inventory adjustments could be required in future periods.

Stock-Based Compensation

We measure the cost of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. We compute the fair value of options using the Black-Scholes-Merton option pricing model. We recognize the cost of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. We recognize the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed in Note 2 to our consolidated financial statements included in Item 8 of this Report, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. For additional information on recently issued accounting standards and our plans for adoption of those standards, please refer to the section titled Recent Accounting Pronouncements under Note 2 to our consolidated financial statements.

Non-GAAP Financial Measures

The primary purpose of using non-GAAP financial measures is to provide supplemental information that we believe may be useful to investors and to enable investors to evaluate our results in the same way we do. We also present the non-GAAP financial measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis, as well as comparing our results against the results of other companies, by excluding items that we do not believe are indicative of our core operating performance. Specifically, we use these non-GAAP measures as measures of operating performance; to prepare our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to facilitate a comparison of our results with those of other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and in communications with our board of directors concerning our financial performance. Investors should be aware however, that not all companies define these non-GAAP measures consistently.

We provide in the tables below a reconciliation from the most directly comparable GAAP financial measure to each non-GAAP financial measure presented. Due to a valuation allowance for our deferred tax assets, there were no income tax effects associated with any of our non-GAAP adjustments.

EBITDA and Adjusted EBITDA. The calculation of our EBITDA and Adjusted EBITDA is presented below for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018

Net loss	$(89,835)	$(12,135)
EBITDA Non-GAAP adjustments:
Interest expense	3,677	1,068
Income tax expense (benefit)	12,668	(8,927)
Depreciation and amortization expense	8,759	2,310

EBITDA	(64,731)	(17,684)
Adjusted EBITDA Non-GAAP adjustments:
Stock-based compensation expense	6,388	2,533
Impairment of goodwill and identifiable intangible assets	44,925	-

Adjusted EBITDA	$(13,418)	$(15,151)

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

Impairment of goodwill and identifiable intangible assets: We have excluded impairment write-downs related to goodwill and identifiable intangible assets because these non-cash charges are not indicative of our core operating performance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

New Age Beverages Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of New Age Beverages Corporation and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes and the Schedule II listed in the index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

We have served as the Company’s auditor since 2019.

Salt Lake City, Utah
March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

New Age Beverages Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of New Age Beverages Corporation (the Company) as of December 31, 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting for the year ended December 31, 2018. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Accell Audit & Compliance, P.A.

We served as the Company’s auditor since 2016.

Tampa, Florida
April 1, 2019

NEW AGE BEVERAGES CORPORATION

Consolidated Balance Sheets

December 31, 2019 and 2018

(In thousands, except per share amounts)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$60,842	$42,517
Accounts receivable, net of allowance of $535 and $134, respectively	11,012	9,837
Inventories	36,718	37,148
Prepaid expenses and other	4,384	6,473

Total current assets	112,956	95,975

Long-term assets:
Identifiable intangible assets, net	43,443	67,830
Property and equipment, net	28,443	57,281
Goodwill	10,284	31,514
Right-of-use lease assets	38,458	18,489
Deferred income taxes	9,128	8,908
Restricted cash and other	8,418	6,935

Total assets	$251,130	$286,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,259	$8,960
Accrued liabilities	49,451	34,019
Current portion of business combination liabilities	5,508	8,718
Current maturities of long-term debt	11,208	3,369

Total current liabilities	79,426	55,066

Long-term liabilities:
Business combination liabilities, net of current portion	-	43,412
Long-term debt, net of current maturities	12,802	1,325
Operating lease liabilities, net of current portion:
Lease liability	35,513	13,686
Deferred lease financing obligation	16,541	-
Deferred income taxes	5,441	9,747
Other	9,132	9,160

Total liabilities	158,855	132,396

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common Stock; $0.001 par value. Authorized 200,000 shares; issued and outstanding 81,873 and 75,067 shares as of December 31, 2019 and 2018, respectively	82	75
Additional paid-in capital	203,862	176,471
Accumulated other comprehensive income	802	626
Accumulated deficit	(112,471)	(22,636)

Total stockholders’ equity	92,275	154,536

Total liabilities and stockholders’ equity	$251,130	$286,932

The accompanying notes are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2019 and 2018

(In thousands, except per share amounts)

	2019	2018

Net revenue	$253,708	$52,160
Cost of goods sold	101,001	42,865

Gross profit	152,707	9,295

Operating expenses:
Commissions	75,961	2,781
Selling, general and administrative	114,982	20,288
Business combination expense (gain):
Financial advisor and other transaction costs	-	3,189
Change in fair value of earnout obligations	(13,809)	100
Long-lived asset impairment expense:
Goodwill and identifiable intangible assets	44,925	-
Right-of-use assets	2,265	-
Depreciation and amortization expense	8,382	2,310

Total operating expenses	232,706	28,668

Operating loss	(79,999)	(19,373)

Non-operating income (expenses):
Gain from sale of property and equipment	6,365	-
Interest expense	(3,677)	(1,068)
Gain (loss) from change in fair value of derivatives, net	371	(470)
Interest and other income (expense), net	(227)	(151)

Loss before income taxes	(77,167)	(21,062)
Income tax benefit (expense)	(12,668)	8,927

Net loss	(89,835)	(12,135)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	176	626

Comprehensive loss	$(89,659)	$(11,509)

Net loss per share attributable to common stockholders (basic and diluted)	$(1.16)	$(0.26)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	77,252	46,448

The accompanying notes are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2019 and 2018

(In thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balances, December 31, 2017	169	$-	35,172	$35	$63,204	$-	$(10,501)	$52,738
Issuance of Common Stock for:
Conversion of Series B Preferred Stock	(169)	-	1,354	1	(1)	-	-	-
Conversion of Series B promissory notes	-	-	794	1	1,487	-	-	1,488
Public offerings, net of offering costs	-	-	34,684	35	97,606	-	-	97,641
Debt issuance costs	-	-	226	-	470	-	-	470
Transaction costs in business combination	-	-	214	-	1,166	-	-	1,166
Cashless exercise of stock options and warrants	-	-	449	1	(1)	-	-	-
Grant of restricted stock awards, net of forfeitures	-	-	158	-	353	-	-	353
In business combination with Morinda	-	-	2,016	2	10,968	-	-	10,970
Common Stock exchanged for Series C Preferred Stock	7	-	(6,900)	(7)	-	-	-	(7)
Series C Preferred Stock converted to Common Stock	(7)	-	6,900	7	-	-	-	7
Stock-based compensation expense	-	-	-	-	1,219	-	-	1,219
Net change in accumulated other comprehensive income	-	-	-	-	-	626	-	626
Net loss	-	-	-	-	-	-	(12,135)	(12,135)

Balances, December 31, 2018	-	-	75,067	75	176,471	626	(22,636)	154,536
Issuance of Common Stock:
ATM public offering, net of offering costs	-	-	5,957	6	19,517	-	-	19,523
Grant of restricted stock awards	-	-	91	-	500	-	-	500
Vesting of restricted stock awards	-	-	269	-	-	-	-	-
Business combination with BWR	-	-	108	-	453	-	-	453
Employee services	-	-	16	-	65	-	-	65
Acquisition of patents	-	-	60	-	163	-	-	163
Exercise of stock options	-	-	305	1	623	-	-	624
Stock-based compensation expense	-	-	-	-	5,232	-	-	5,232
Fair value of warrants issued for identifiable intangible assets	-	-	-	-	838	-	-	838
Net change in accumulated other comprehensive income	-	-	-	-	-	176	-	176
Net loss	-	-	-	-	-	-	(89,835)	(89,835)

Balances, December 31, 2019	-	$-	81,873	$82	$203,862	$802	$(112,471)	$92,275

The accompanying notes are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 2019 and 2018

(In thousands)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89,835)	$(12,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Long-lived asset impairment expense	47,190	-
Depreciation and amortization	8,759	2,310
Non-cash lease expense	7,086	413
Stock-based compensation expense	6,388	2,533
Accretion and amortization of debt discount and issuance costs	1,937	780
Expense for make-whole premium	480	176
Issuance of common stock for acquisition expenses in business combination	-	1,166
Change in fair value of earnout obligations	(13,809)	100
Gain from sale of property and equipment	(6,365)	-
Deferred income tax benefit	(4,944)	(8,927)
Loss (gain) from change in fair value of derivatives	(371)	470
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(501)	1,286
Inventories	2,792	(3,374)
Prepaid expenses, deposits and other	902	(1,777)
Accounts payable	907	(3,583)
Other accrued liabilities	7,583	(1,269)

Net cash used in operating activities	(31,801)	(21,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of land and building in Japan:
Related to sale of property	35,873	-
Repair obligation	1,675	-
Capital expenditures for property and equipment	(5,357)	(744)
Security deposit under sale leaseback arrangement	(1,799)	-
Cash paid for business combinations, net of cash acquired	(963)	(28,694)

Net cash provided by (used in) investing activities	29,429	(29,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	61,288	9,526
Principal payments on borrowings	(43,887)	(9,955)
Proceeds from issuance of common stock	20,102	99,857
Proceeds from deferred lease financing obligation	17,640	-
Proceeds from exercise of stock options	624	-
Principal payments on business combination obligations	(34,000)	-
Debt issuance costs paid	(951)	(634)
Cash paid for make-whole premium on early prepayment of debt	(480)	(176)
Payments for deferred offering costs	(479)	(2,217)
Payments under deferred lease financing obligation	(463)	-

Net cash provided by financing activities	19,394	96,401

Effect of foreign currency translation changes	1,693	439

Net change in cash, cash equivalents and restricted cash	18,715	45,571
Cash, cash equivalents and restricted cash at beginning of year	45,856	285

Cash, cash equivalents and restricted cash at end of year	$64,571	$45,856

The accompanying notes are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Consolidated Statements of Cash Flows, Continued

Years Ended December 31, 2019 and 2018

(In thousands)

	2019	2018

SUMMARY OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at end of year	$60,842	$42,517
Restricted cash at end of year	3,729	3,339

Total	$64,571	$45,856

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$719	$386
Cash paid for income taxes	$3,462	$-
Cash paid for amounts included in the measurement of operating lease liabilities	$8,942	$2,080
Right-of-use assets acquired in exchange for operating lease liabilities	$29,368	$1,569

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants issued for license agreement	$838	$-
Restricted stock granted for prepaid compensation	$500	$353
Issuance of common stock in business combinations	$453	$10,970
Issuance of shares of Common Stock for patents	$163	$-
Increase in payables for deferred offering costs	$100	$-
Exchange of 6,900,000 shares of Common Stock for 6,900 shares of Series C Preferred Stock	$-	$-
Liability for contingent consideration in business combination	$-	$13,134
Issuance of Common Stock for conversion of principal under Series B notes payable	$-	$1,488
Debt issuance costs paid from proceeds of borrowings	$-	$170
Issuance of Common Stock for debt discount	$-	$470

The accompanying notes are an integral part of these consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Overview

New Age Beverages Corporation (the “Company”) was formed under the laws of the State of Washington on April 26, 2010. On December 21, 2018, the Company completed a business combination with Morinda Holdings, Inc., a Utah corporation (“Morinda”). The Company is a healthy beverages and lifestyles company engaged in the development and commercialization of a portfolio of organic, natural and other better-for-you healthy beverages, liquid dietary supplements, cannabidiol (“CBD”) topical products, and other healthy lifestyle products. On July 10, 2019, the Company completed a business combination with Brands Within Reach, LLC (“BWR”). For further information about the Morinda and BWR business combinations, please refer to Note 4.

Legal Structure, Regulation and Consolidation

The Company has four direct subsidiaries, all of which are wholly-owned. These subsidiaries consist of NABC, Inc., NABC Properties, LLC (“NABC Properties”), Morinda and BWR. NABC, Inc. is a Colorado-based operating company that consolidates performance and financial results of the Company’s subsidiaries and divisions. NABC Properties administers a building owned by the Company in southern Colorado. BWR is a component of the NewAge segment and owns key licensing and distribution rights in the United States for some of the world’s leading beverage brands. The Company’s former subsidiary, New Age Health Sciences, Inc., was merged with and into NABC, Inc. in November 2019.

The Company and its subsidiaries are subject to regulation by a number of governmental agencies, including the U.S. Food and Drug Administration; Federal Trade Commission; Consumer Product Safety Commission; federal, state, and local taxing agencies; and others. In addition, the Company and its subsidiaries are subject to regulation by a number of foreign government agencies.

The consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

Segments

The Company’s chief operating decision maker (the “CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance. Upon consummation of the business combination with Morinda in December 2018, the Company’s CODM began assessing performance and allocating resources based on the financial information of two operating segments, the Morinda segment and the NewAge segment. In 2020, the Morinda segment began doing business as Noni by NewAge. As a result of this change, all references to the former Morinda segment are referred to herein as the Noni by NewAge segment.

These two reportable segments focus on the sale of distinctly different beverage products and are managed separately because they have different marketing strategies, customer bases, and economic characteristics. Please refer to Note 15 for additional information about the Company’s operating segments.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, impairment of goodwill and long-lived assets; valuation assumptions for earnout obligations and assets acquired in business combinations; valuation assumptions for stock options, warrants and equity instruments issued for goods or services; estimated useful lives for identifiable intangible assets and property and equipment; allowances for sales returns, chargebacks and inventory obsolescence; deferred income taxes and the related valuation allowances; and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation will be affected.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less that are freely available for the Company’s immediate and general business use are classified as cash and cash equivalents. Cash consists of demand deposits with financial institutions. Cash equivalents consist of short-term certificates of deposit.

Allowance for Doubtful Accounts

The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, the Company considers, among other factors, the aging of the accounts receivable, its historical write-offs, the credit worthiness of customers, and general economic conditions. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered.

Inventories

Inventories are adjusted to the lower of cost and net realizable value, using the first-in, first-out method. The components of inventory cost include raw materials, labor and overhead. The determination of net realizable value involves various assumptions related to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory adjustments could be required in future periods.

Identifiable Intangible Assets

Identifiable intangible assets are recorded at the estimated acquisition date fair value. Finite lived intangible assets are amortized over the shorter of the contractual life or their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the intangible asset are expected to be generated.

In connection with the Company’s business combinations, identifiable intangible assets were acquired that were recorded at estimated fair value on the date of acquisition. These assets are being amortized using the straight-line method over the estimated useful lives as follows:

License agreements	15
Trade names	1-15
Manufacturing processes and recipes	15
IPC distributor sales force	10
Product distribution rights	16
Patents	15
Non-compete agreements	3

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Years

Buildings and improvements	28-40
Machinery and equipment	3-7
Office furniture and equipment	3-7
Delivery vehicles	3-5
Leasehold improvements	1-20

Leasehold improvements are amortized over the remaining lease term or the estimated useful life of the asset, whichever is shorter. Maintenance and repairs are expensed as incurred. Depreciation commences when assets are initially placed into service for their intended use.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually on December 31 of each year, or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered more likely than not that the fair value of the reporting unit is greater than the carrying amount, further testing of goodwill for impairment is not required. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Leases

The Company determines if contractual arrangements are considered a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, whereas assets related to finance leases are included in property and equipment. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the related obligations to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most of the Company’s leases do not set forth an implicit interest rate, which requires use of the Company’s estimated incremental borrowing rate to determine the present value of lease payments. The Company has a central treasury function and determines the incremental borrowing rate based on local economic conditions in the jurisdiction of the related leased property.

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

Impairment of Long-lived Assets

Long-lived assets consist of identifiable intangible assets, property, equipment, and ROU assets, which are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for long-lived assets if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs and Discounts

Debt issuance costs are costs incurred to obtain new debt financing or modify existing debt agreements and consist of incremental direct costs incurred for professional fees and due diligence services, including reimbursement of similar costs incurred by the lenders. Amounts paid to the lenders when a financing is consummated are a reduction of the proceeds and are treated as a debt discount. Except for revolving lines of credit, debt issuance costs and discounts are presented in the accompanying consolidated balance sheets as a reduction in the carrying value of the debt and are accreted to interest expense using the effective interest method. Debt issuance costs related to revolving lines of credit are presented in the accompanying consolidated balance sheets as a long-term asset and are amortized using the straight-line method over the contractual term of the debt agreement. Unamortized deferred debt issuance costs are not charged to expense when the related debt becomes a demand obligation due to the violation of terms so long as it is probable that the lenders will either waive the violation or will agree to amend or restructure the terms of the indebtedness. If either circumstance is probable, the deferred debt issuance costs continue to be amortized over the remaining term of the initial amortization period. If it is not probable, the costs will be charged to expense.

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

Restricted Cash

Restricted cash primarily represents long-term cash deposits held in a bank for a foreign governmental agency. This restricted cash is required to maintain the Company’s direct selling license to do business in China.

Revenue Recognition

Product sales are recognized when the Company satisfies its performance obligations and transfers control of the promised products to its customers, which generally occurs over a very short period of time. Performance obligations are typically satisfied by shipping or delivering products to customers, which is also the point when title transfers to customers. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the related products.

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

Payments received for undelivered or back-ordered products are recorded as deferred revenue. The Company’s policy is to defer revenue related to distributor convention fees, payments received on products ordered in the current period but not delivered until the subsequent period, initial independent product consultants (“IPC”) fees, IPC renewal fees and internet subscription fees until the products or services have been provided. Deferred revenue is included in other accrued liabilities in the consolidated balance sheets and amounted to $1.4 million and $2.7 million for the years ended December 31, 2019 and 2018, respectively.

Customer Programs and Incentives

The Company incurs customer program costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. The Company accounts for volume rebates made to its IPCs, and similar discounts and incentives, as a reduction of revenue in the accompanying consolidated statements of operations.

Sales and Marketing Expenses

Advertising, promotional and selling expenses consisted of media advertising costs, sales and marketing expenses, and promotional activity expenses and are recognized in the period incurred. The Company accrues expenses for incentive trips associated with Morinda’s direct sales marketing program, which rewards certain IPCs with paid attendance at its conventions, meetings, and retreats. Expenses associated with incentive trips are accrued over qualification periods as they are earned. The Company specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Research and development costs are primarily related to development of new product formulas. All research and development costs are expensed as incurred and amounts incurred through December 31, 2019 have not been material.

Loss and Gain Contingencies

The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired, or a liability has been incurred, and the amount of loss can be reasonably estimated. If some amount within a range of loss appears to be a better estimate than any other amount within the range, the Company accrues that amount. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the Company accrues the lowest amount in the range. If the Company determines that a loss is reasonably possible and the range of the loss is estimable, then the Company discloses the range of the possible loss. If the Company cannot estimate the range of loss, it will disclose the reason why it cannot estimate the range of loss. The Company regularly evaluates current information available to it to determine whether an accrual is required, an accrual should be adjusted and if a range of possible loss should be disclosed. Legal fees related to contingencies are charged to general and administrative expense as incurred.

Contingencies that may result in gains are not recognized until realization is assured, which typically requires collection in cash.

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

Derivatives

The Company holds derivative financial instruments in the form of interest rate swaps. The Company uses interest rate swaps to economically convert variable interest rate debt to a fixed rate. The Company has not designated these derivatives as hedging instruments. The interest rate swaps are recorded in the accompanying consolidated balance sheets at fair value. When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded in the accompanying consolidated balance sheets separately from the carrying value of the host contract. Subsequent changes in the estimated fair value of derivatives are recorded as a non-operating gain or loss in the Company’s consolidated statements of operations.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, under which deferred income taxes are recognized based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. The recorded valuation allowance is based on significant estimates and judgments and if the facts and circumstances change, the valuation allowance could materially change. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Foreign Currency Translation

The Company’s reporting currency is the U.S. Dollar, while the functional currencies of its foreign subsidiaries are their respective local currencies. A majority of Morinda’s business operations occur outside the United States. The local currency of each of the Morinda’s international subsidiaries and branches is used as its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the consolidated balance sheet date, and net revenue and expenses are translated at monthly average exchange rates. The resulting net foreign currency translation adjustments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity in the consolidated balance sheets. Gains and losses from foreign currency transactions and remeasurement gains (losses) on short-term intercompany borrowings, are recorded in other income and expense in the consolidated statements of operations and comprehensive loss. The tax effect has not been material to date.

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Diluted net loss per common share is computed by giving effect to all potential shares of Common Stock, including unvested restricted stock awards, stock options, convertible debt, Preferred Stock, and warrants, to the extent dilutive.

Recent Accounting Pronouncements

Recently Adopted Standards. The following recently issued accounting standards were adopted during the year ended December 31, 2019:

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications of share-based payment awards but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. This standard was adopted prospectively by the Company effective on January 1, 2019.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Under ASU 2017-04, goodwill impairment testing is performed by comparing the fair value of a reporting unit with its carrying amount whereby an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects are considered, if applicable. ASU 2017-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Effective October 1, 2019, the Company early adopted this new guidance prospectively for its annual goodwill impairment testing which resulted in impairment expense of $44.9 million that is included in the accompanying consolidated statement of operations for the year ended December 31, 2019. Please refer to Note 6 for further discussion.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The Company adopted this new guidance using the modified retrospective method effective on January 1, 2019. On the date of adoption, there were no outstanding awards granted to non-employees for which the measurement date had not yet occurred. Therefore, the adoption of this standard did not have any impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. ASU 2019-12 is effective for us in the first quarter of fiscal 2022. The Company early adopted this guidance effective January 1, 2019, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Standards Required to be Adopted in Future Years. The following accounting standards are not yet effective and will be adopted in the first quarter of 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. In November 2018, ASU 2016-13 was amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 2018-19 clarifies that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842. ASU 2016-13 and ASU 2018-19 are effective for the Company beginning in the first quarter of 2020. The Company does not expect the adoption of ASU 2016-13 and ASU 2018-19 will have a material impact on its results of operations, balance sheets or financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for the Company beginning in the first quarter of 2020. The Company has not yet determined the effect ASU 2018-13 will have on its consolidated financial statements and related disclosures.

NOTE 3 — LIQUIDITY AND GOING CONCERN

If the Company does not successfully execute its business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in its capital stock may not be recoverable. The Company’s success depends upon the acceptance of its expertise in creating products and brands that consumers want to buy, development of sales and distribution channels, and its ability to generate significant net revenue and cash flows from the use of this expertise.

For the year ended December 31, 2019, the Company incurred a net loss of $89.8 million and net cash used in operating activities amounted to $31.8 million. As of December 31, 2019, the Company had an accumulated deficit of $112.5 million. As of December 31, 2019, the Company had contractual obligations of approximately $21.6 million that are due during the year ending December 31, 2020. This amount includes (i) payables to the former stockholders of Morinda of $5.7 million as discussed in Note 4, (ii) operating lease payments of $8.4 million, (iii) principal and estimated interest payments of $2.8 million due under the EWB Credit Facility discussed in Note 8, (iv) open purchase orders for inventories of $3.4 million, and (v) payments under certain employment agreements of $1.3 million. Our contractual obligations discussed above exclude discretionary principal payments under the EWB Revolver for $9.7 million that were paid on January 2, 2020 and which can be reborrowed subject to the terms of the EWB Credit Facility.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 16, the Company entered into the third amendment and waiver (the “Third Amendment”) to the EWB Credit Facility in March 2020. The Third Amendment is expected to have a significant impact on the Company’s liquidity and capital resources for the year ending December 31, 2020. The Third Amendment requires the Company to maintain an aggregate of $15.1 million in restricted cash balances with EWB. The Third Amendment also requires equity infusions of $10.0 million for the fiscal quarter ending March 31, 2020 (of which $6.3 million was received in January 2020). Cumulative equity infusions are required for $20.0 million and $30.0 million for the six- and nine-month periods ending June 30, 2020 and September 30, 2020, respectively. Management intends to raise the total required equity infusions of $30.0 million through the ATM Offering Agreement discussed in Note 9. The ATM Offering Agreement is scheduled to terminate on April 30, 2020, but management intends to seek an extension. The Company may also undertake other types of equity offerings to meet the requirements for equity infusions.

As of December 31, 2019, the Company had cash and cash equivalents of $60.8 million and working capital amounted to $33.5 million. Management believes existing cash resources combined with expected proceeds under the ATM Offering Agreement will be sufficient to fund the restricted cash required by EWB of $15.1 million, contractual obligations of $21.6 million, and working capital requirements through March 2021. There are no assurances that the Company will be able to obtain additional financing through equity offerings and debt financings in the future. Even if these financing sources are available, they may be on terms that are not acceptable to the Company’s board of directors and stockholders.

NOTE 4 — BUSINESS COMBINATIONS

The Company completed business combinations with BWR in July 2019 and Morinda in December 2018. Both of these business combinations were accounted for using the acquisition method of accounting under ASC 805, Business Combinations, and using the fair value concepts set forth in ASC 820, Fair Value Measurement. The key terms of each of these business combinations is discussed below.

Brands Within Reach, LLC

On May 30, 2019, the Company and BWR Acquisition Corp., a wholly owned subsidiary of the Company (“BWR Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brands Within Reach, LLC (“BWR”), and Olivier Sonnois, the sole owner of BWR (“Mr. Sonnois”). At the closing on July 10, 2019 (the “BWR Closing Date”), the transactions contemplated by the Merger Agreement were completed resulting in the merger of BWR Merger Sub with and into BWR, and BWR became a wholly-owned subsidiary of the Company (the “BWR Merger”). This closing of the transaction was accounted for using the acquisition method of accounting based on ASC 805, Business Combinations, and using the fair value concepts set forth in ASC 820, Fair Value Measurement. The Company entered into the Merger Agreement primarily to acquire certain key licensing and distribution rights in the United States for some of the world’s leading beverage brands.

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

Morinda Holdings, Inc.

On December 2, 2018, the Company entered into a Plan of Merger (the “Merger Agreement”) with Morinda and New Age Health Sciences Holdings, Inc., a wholly owned subsidiary of the Company (“Merger Sub”). On December 21, 2018 (the “Closing Date”), the transactions contemplated by the Merger Agreement were completed. Merger Sub was merged with and into Morinda and Morinda became a wholly-owned subsidiary of the Company. This transaction is referred to herein as the “Merger.”

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

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Certificate of Designations of Series D Preferred Stock (the “CoD”), the holders of the Preferred Stock were entitled to receive a dividend of up to an aggregate of $15.0 million (the “Milestone Dividend”) if the Adjusted EBITDA (as defined in the CoD) of Morinda was at least $20.0 million for the year ended December 31, 2019. If the Adjusted EBITDA of Morinda was less than $20.0 million, the Milestone Dividend was reduced by applying a five-times multiple to the difference between the Adjusted EBITDA target of $20 million and actual Adjusted EBITDA for the year ended December 31, 2019. Accordingly, no Milestone Dividend is payable if actual Adjusted EBITDA is $17.0 million or lower. Adjusted EBITDA of Morinda for the year ended December 31, 2019 was less than $17.0 million and, accordingly, no Milestone Dividend was payable to the holders of the Preferred Stock.

Additionally, the Company was required to pay a quarterly dividend to the holders of the Preferred Stock at a rate of 1.5% per annum of the Milestone Dividend amount, payable on a pro rata basis. The Company may choose to pay the Milestone Dividend and /or the annual dividend in cash or in kind, provided that if the Company chooses to pay in kind, the shares of Common Stock issued as payment therefore must be registered under the Securities Act of 1933, as amended (the “Securities Act”). The Preferred Stock terminates on April 15, 2020. The annual cash dividend is payable on April 15, 2020.

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

Summary of Purchase Consideration

Presented below is a summary of the total purchase consideration for the BWR and Morinda business combinations (in thousands):

	2019	2018
	BWR	Morinda
Pre-closing cash advance to BWR	$1,000	$-
Cash paid to former owners	500	75,000
Fair value of:
Common stock issued	453	10,970
Contingent consideration payable	-	13,134

Total purchase consideration	$1,953	$99,104

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocations

Presented below is a summary of the purchase price allocations for the BWR and Morinda business combinations (in thousands):

	2019		2018
	BWR		Morinda
Identifiable assets acquired:
Cash, cash equivalents and restricted cash	$537		$46,306
Accounts receivable, net	1,293		4,250
Inventories	2,398	(1)	26,733	(1)
Prepaid expenses and other assets	452		6,376
Identifiable intangible assets	1,530	(2)	45,886	(2)
Right-of-use assets	708		13,268
Property and equipment	136		55,389	(3)
Total identifiable assets acquired	7,054		198,208
Liabilities assumed:
Accounts payable and accrued liabilities	(4,071	)(4)	(41,194	)(4)
Liabilities to stockholders	-		(52,057)
Mortgage and notes payable	(2,353	)(5)	(2,869)
Operating lease liabilities	(708)		(13,268)
Net identifiable assets acquired	(78)		88,820
Goodwill	2,031	(6)	10,284	(6)

Total purchase price allocation	$1,953		$99,104

(1)	Based on the report of an independent valuation specialist, the fair value of work-in-process and finished goods inventories on the closing dates exceeded the historical carrying value by approximately $0.2 million for BWR and $2.2 million for Morinda. These amounts represent an element of built-in profit on the closing dates and were charged to cost of goods sold as the related inventories were subsequently sold. The fair value of inventories was determined using both the “cost approach” and the “market approach”.
(2)	The fair value of identifiable intangible assets was determined based on the reports of an independent valuation specialist, primarily using variations of the “income approach,” which is based on the present value of the future after-tax cash flows attributable to each identifiable intangible asset.
(3)	Fair value of Morinda’s real estate properties amounted to $44.4 million and was based upon real estate appraisals prepared by an independent firm, primarily using the “income approach”. Fair value of other property and equipment amounted to $10.9 million and was based primarily on the report of an independent valuation specialist with fair value determined using both the “cost approach” and the “market approach.”
(4)	BWR’s and Morinda’s U.S. operations were previously taxed on the owners’ individual income tax returns whereby no deferred income tax assets or liabilities had been recognized for U.S. federal and state income tax purposes. Accordingly, an adjustment of approximately $0.4 million for BWR and $9.9 million for Morinda has been reflected for net deferred income tax liabilities that resulted from differences between the financial reporting basis and the income tax basis of such assets and liabilities.
(5)	The Company assumed BWR’s obligations under its existing line of credit in connection with the business combination. Shortly after the closing date, the Company paid an aggregate of $2.5 million to terminate the line of credit and repay certain other liabilities.
(6)	Goodwill was recognized for the difference between the total purchase consideration transferred to consummate the business combinations and the fair value of the net identifiable assets acquired. Goodwill and intangible assets in connection with the BWR and Morinda business combinations are not expected to be deductible for income tax purposes.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnout Obligations and Former Stockholder Payables

Presented below is a summary of earnout obligations related to the Morinda and Marley Beverage Company (“Marley”) business combinations and payables to the former stockholders of Morinda (in thousands):

	2019		2018

Marley earnout obligation	$-	(1)	$900	(1)
Payables to former Morinda stockholders,
net of imputed interest discount:
Excess Working Capital (“EWC”) payable in:
April 2019	-	(2)	986	(2)
July 2019	-	(2)	7,732	(2)
July 2020	5,283	(2)	4,984	(2)
Earnout under Series D preferred stock	225	(3)	13,134	(3)
Contingent on financing event	-	(4)	24,394	(4)
Total	5,508		52,130
Less current portion	5,508		8,718

Long-term portion	$-		$43,412

(1)	The Company is obligated to make a one-time earnout payment of $1.25 million over a period of two years beginning at such time that revenue for the Marley reporting unit is equal to or greater than $15.0 million during any trailing twelve calendar month period. Revenue for the Marley reporting unit is not currently expected to exceed the $15.0 million earnout threshold, which resulted in the elimination of the liability during 2019. The fair value of the Marley earnout as of December 31, 2018 was valued using the weighted average return on assets for a total of $0.9 million. Changes in fair value of the Marley earnout resulted in a gain of $0.9 million for the year ended December 31, 2019 and an expense of $0.1 million for the year ended December 31, 2018.
(2)	Interest was imputed on these obligations based on a credit and tax adjusted interest rate of 6.1% for the period from the Closing Date until the respective contractual or estimated payment dates. This discount is being accreted using the effective interest method. Accretion of discount related to these obligations amounted to an aggregate of $1.2 million for the year ended December 31, 2019, which is included in interest expense in the accompanying consolidated statement of operations.
(3)	As of December 31, 2018, the fair value of earnout consideration under the Series D Preferred Stock was determined by an independent valuation specialist using an option pricing model. Key inputs in the valuation included forecast annual EBITDA of Morinda, expected volatility of forecast annual EBITDA of 10.0%, the risk-free interest rate of 2.6%, a discount rate applicable to forecast annual EBITDA of 21.5%, a risk premium of 18.9%, and an estimated credit spread of 5.7%. As of December 31, 2019, it was determined that Morinda’s EBITDA for the year ended December 31, 2019 was less than $17.0 million and therefore no Milestone Dividend was payable. Accordingly, the fair value of the Morinda earnout of $0.2 million was solely attributable to the 1.5% dividend set forth in the Series D Preferred Stock.
(4)	Pursuant to a separate agreement between the parties prior to the consummation of the Merger, Morinda agreed to pay its former stockholders up to $25.0 million from the net proceeds of the sale leaseback discussed in Note 7. Since this amount was only payable from the proceeds of a long-term financing, the net carrying value was classified in long-term liabilities as of December 31, 2018.

Net Revenue and Net Loss Related to Business Combinations

For the years ended December 31, 2019 and 2018, the accompanying consolidated statements of operations include net revenue and net loss for the post-acquisition results of operations of BWR and Morinda as follows (in thousands):

	2019			2018
	BWR	Morinda	Total	Morinda

Net revenue	$4,938	$200,708	$205,646	$3,825
Net loss	$(5,460)	$(9,100)	$(14,560)	$(457)

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Disclosures

The following table summarizes on an unaudited pro forma basis, the Company’s results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	2019	2018
Net revenue	$262,232	$300,092
Net loss	$(91,234)	$(12,548)
Net loss per share- basic and diluted	$(1.17)	$(0.26)
Weighted average number of shares of common stock outstanding- basic and diluted	78,043	48,786

The pro forma financial results shown above reflect the historical operating results of the Company, including the unaudited pro forma results of Morinda and BWR as if both of these business combinations and the related equity issuances had occurred at the beginning of the first full calendar year preceding the acquisition date. As applicable for the years presented, the calculations of pro forma net revenue and pro forma net loss give effect to the pre-acquisition operating results of Morinda and BWR based on (i) the historical net revenue and net income (loss), (ii) incremental depreciation and amortization based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives, and (iii) the recognition of accretion of discounts on obligations with extended payment terms that were assumed in the Morinda business combination. The pro forma information presented above does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

NOTE 5 — OTHER FINANCIAL INFORMATION

Inventories

Inventories consisted of the following as of December 31, 2019 and 2018 (in thousands):

	2019	2018

Raw materials	$12,848	$12,538
Work-in-process	872	907
Finished goods, net	22,998	23,703

Total inventories	$36,718	$37,148

Prepaid Expenses and Other Current Assets

As of December 31, 2019 and 2018, prepaid expenses and other current assets consisted of the following (in thousands):

	2019	2018

Prepaid expenses and deposits	$4,150	$4,982
Prepaid stock-based compensation	112	347
Supplier and other receivables	122	1,144

Total	$4,384	$6,473

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

As of December 31, 2019 and 2018, property and equipment consisted of the following (in thousands):

	2019	2018

Land	$37	$25,726
Buildings and improvements	16,686	19,822
Machinery and equipment	5,307	5,208
Leasehold improvements	5,019	4,398
Office furniture and equipment	3,964	2,087
Transportation equipment	1,733	1,727
Total property and equipment	32,746	58,968
Less accumulated depreciation	(4,303)	(1,687)

Property and equipment, net	$28,443	$57,281

Depreciation expense amounted to $3.4 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively. Repairs and maintenance costs amounted to $2.2 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively.

Other Accrued Liabilities

As of December 31, 2019 and 2018, other accrued liabilities consisted of the following (in thousands):

	2019	2018

Accrued commissions	$8,914	$9,731
Accrued compensation and benefits	5,868	4,715
Accrued marketing events	4,568	3,757
Deferred revenue	1,358	2,701
Income taxes payable	15,227	1,670
Current portion of operating lease liabilities	5,673	4,798
Other accrued liabilities	7,843	6,647

Total accrued liabilities	$49,451	$34,019

NOTE 6 —IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

Impairment Assessment

Over the past several years, the Company invested in several business combinations to accelerate its core business strategy of developing, marketing, selling, and distributing healthy liquid dietary supplements and ready-to-drink beverages. The carrying value of the NewAge segment included several reporting units with goodwill and identifiable intangible assets with an aggregate net carrying value of $45.9 million as of December 31, 2019. These intangible assets primarily arose from a series of business combinations between April 2015 and July 2019.

During the fourth quarter of 2019, the Company performed its annual goodwill impairment testing in conjunction with its annual budget process to reassess strategic priorities and forecast future operating performance and capital spending. Accordingly, the Company performed a quantitative assessment of the fair value of each of its reporting units in the NewAge and Noni by NewAge segments as of December 31, 2019. Fair value of the reporting units was determined using the fair value concepts set forth in ASC 820, Fair Value Measurement based on the report of an independent valuation specialist. The valuation approach attributable to each reporting unit used a weighted average from the “income approach” based on the present value of the future after-tax cash flows, and the “market approach” using the public company method.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of this valuation assessment, the Company determined that an aggregate impairment charge of $44.9 million was required to eliminate the net carrying value of all goodwill and substantially all identifiable intangible assets for all reporting units in the NewAge segment. For the year ended December 31, 2019, the changes in the net carrying value of identifiable intangible assets and goodwill are as follows (in thousands):

	Balance	Changes in Net Carrying Value			Balance
	December 31,		Amortization	Impairment	December 31,
Intangible Asset	2018	Additions (1)	Expense	Write-Offs (2)	2019

Identifiable intangible assets:
License agreements
China direct selling license	$20,380	$-	$(1,361)	$-	$19,019
Other	5,671	838	(529)	(5,980)	-
Manufacturing processes and recipes	11,230	-	(796)	(2,909)	7,525
Trade names	11,717	300	(886)	(4,191)	6,940
IPC distributor sales force	9,731	-	(976)	-	8,755
Customer relationships	5,250	420	(439)	(5,231)	-
Patents	3,667	163	(274)	(3,244)	312
Product distribution rights and other	-	795	(25)	-	770
Non-compete agreements	184	119	(72)	(109)	122
Total identifiable intangible assets	67,830	2,635	(5,358)	(21,664)	43,443
Goodwill	31,514	2,031	-	(23,261)	10,284

Total intangible assets	$99,344	$4,666	$(5,358)	$(44,925)	$53,727

(1)	Additions include identifiable intangible assets of $1.5 million and goodwill of $2.0 million in connection with the BWR business combination in July 2019, as discussed in Note 4. Identifiable intangible assets of $0.8 million and goodwill of $2.0 million related to BWR are included in the impairment write-offs.
(2)	All impairment write-offs were attributable to the NewAge segment.

Identifiable Intangible Assets

As of December 31, 2019 and 2018, identifiable intangible assets consisted of the following (in thousands):

	December 31, 2019			December 31, 2018
		Accumulated	Net Book		Accumulated	Net Book
Identifiable Intangible Asset	Cost (1)	Amortization (1)	Value	Cost	Amortization	Value

License agreements
China direct selling license	$20,420	$(1,401)	$19,019	$20,420	$(40)	$20,380
Other	-	-	-	5,989	(318)	5,671
Manufacturing processes and recipes	8,080	(555)	7,525	11,610	(380)	11,230
Trade names	7,485	(545)	6,940	12,301	(584)	11,717
IPC distributor sales force	9,760	(1,005)	8,755	9,760	(29)	9,731
Customer relationships	-	-	-	6,444	(1,194)	5,250
Patents	312	-	312	4,100	(433)	3,667
Product distribution rights and other	795	(25)	770	-	-	-
Non-compete agreements	186	(64)	122	186	(2)	184

Total identifiable intangible assets	$47,038	$(3,595)	$43,443	$70,810	$(2,980)	$67,830

(1)	Reflects cost and accumulated amortization balances after impairment write-downs totaling $21.7 million as shown in the table above.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to identifiable intangible assets was $5.4 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively. Assuming no future impairments or disposals, amortization expense for the above intangible assets for the next five years is set forth below:

Year Ending December 31,

2020	$2,531
2021	2,531
2022	2,531
2023	2,531
2024	2,531
Thereafter	30,788

Total	$43,443

Goodwill

As shown above in the Impairment Assessment table, the Company recognized impairment write-downs of goodwill related to the NewAge segmen for an aggregate of $23.3 million in the fourth quarter of 2019. Goodwill, net of impairment write-downs, consisted of the following by reporting unit as of December 31, 2019 and 2018:

Reporting Unit	2019	2018

Noni by NewAge	$10,284	$10,284
Marley	-	9,418
Maverick	-	5,149
Xing	-	4,506
PMC	-	1,768
B&R	-	389

Total goodwill	$10,284	$31,514

Marley License Extension

On March 28, 2019, the Company extended a license agreement with Marley Merchandising LLC through March 31, 2030. As consideration for the extension, the Company issued a warrant that was immediately exercisable for 200,000 shares of Common Stock at an exercise price of $5.14 per share. This warrant is exercisable for ten years and had a grant date fair value of $0.8 million, which is included in other license agreements in the identifiable intangible assets table above. This intangible asset is being amortized over the remaining term of the Marley license. The fair value of the warrant was determined using the BSM option-pricing model. Key assumptions included an expected term of five years, volatility of 116%, and a risk-free interest rate of 2.2%.

NOTE 7 — LEASES

The Company leases various office and warehouse facilities, vehicles and equipment under non-cancellable operating lease agreements that expire between January 2020 and March 2039. The Company has made accounting policy elections (i) to not apply the recognition requirements for short-term leases and (ii) for facility leases, when there are lease and non-lease components, such as common area maintenance charges, to account for the lease and non-lease components as a single lease component. For the years ended December 31, 2019 and 2018, the Company had operating lease expense of $10.6 million and $1.6 million, respectively.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale Leaseback

On March 22, 2019, the Company entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.1 million of the land and building in Tokyo that serves as the corporate headquarters of Morinda’s Japanese subsidiary. Concurrently with the sale, the Company entered into a lease of this property for a term of 27 years with the option to terminate the lease any time after seven years. The monthly lease cost is ¥20.0 million (approximately $184,000 based on the exchange rate as of December 31, 2019) for the initial seven-year period of the lease term. After the seventh year of the lease term, either party may elect to adjust the monthly lease payment to the then current market rate for similar buildings in Tokyo. In order to secure its obligations under the lease, the Company provided a refundable security deposit of approximately $1.8 million. At any time after the seventh year of the lease term, the Company may elect to terminate the lease. However, if the lease is terminated before the 20th anniversary of the lease inception date, then the Company will be obligated to perform certain restoration obligations. The Company determined that the restoration obligation is a significant penalty whereby there is reasonable certainty that the Company will not elect to terminate the lease prior to the 20-year anniversary. Therefore, the lease term was determined to be 20 years.

In connection with this transaction, the $2.6 million mortgage on the building was repaid at closing and the related interest rate swap agreement discussed in Note 8 was cancelled, the refundable security deposit of $1.8 million was paid at closing, and the Company became obligated to pay $25.0 million to the former stockholders of Morinda to settle the full amount of the contingent financing liability discussed in Note 4. Other cash payments that have been or will be made include transaction costs of $1.9 million, post-closing repair obligations of $1.7 million, and Japanese income taxes of $11.9 million.

Presented below is a summary of the selling price and resulting gain on sale calculation (in thousands):

Gross selling price	$57,129
Less commissions and other expenses	(1,941)
Less repair obligations	(1,675)
Net selling price	53,513
Cost of land and building sold	(29,431)
Total gain on sale	24,082
Portion of gain related to above-market rent concession	(17,640)

Recognized gain on sale	$6,442

The Company determined that $17.6 million of the $24.1 million gain on the sale of this property was the result of above-market rent inherent in the leaseback arrangement. The remainder of the gain of $6.4 million was attributable to the highly competitive process among the entities that bid to purchase the property, and is included in gain from sale of property and equipment in the accompanying consolidated statement of operations for the year ended December 31, 2019.

The $17.6 million portion of the gain related to above-market rent is being accounted for as a deferred lease financing obligation. Accordingly, the operating lease payments are allocated to (i) reduce the operating lease liability, (ii) reduce the principal portion of the deferred lease financing obligation, and (iii) to recognize imputed interest expense at an incremental borrowing rate of 3.5% on the deferred lease financing obligation over the 20-year lease term. The present value of the future lease payments amounted to a gross operating lease liability of $25.0 million. After deducting the $17.6 million deferred lease financing obligations, the Company recognized an initial ROU asset and operating lease liability of approximately $7.4 million.

Impairment of ROU Asset

In June 2019, the Company began attempting to sublease a portion of its ROU assets previously used for warehouse space that are no longer needed for current operations. As a result, an impairment evaluation was completed that resulted in recognition of an impairment charge of $1.5 million in June 2019. This evaluation was based on the expected time to obtain a suitable subtenant and current market rates for similar commercial properties. As of December 31, 2019, the Company was continuing its efforts to obtain a subtenant for this space. An updated impairment evaluation was performed, which resulted in an additional impairment charge of $0.8 million for total impairment of $2.3 million for the year ended December 31, 2019.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation

As of December 31, 2019 and 2018, the carrying value of ROU assets and the related operating lease obligations were as follows (in thousands):

	2019	2018

Right-of-Use Assets	$38,458	$18,489

Operating Lease Liabilities:
Current	$5,673	$4,798
Long-term	35,513	13,686

Total	$41,186	$18,484

Deferred Lease Financing Obligation:
Current	$637	$-
Long-term	16,541	-

Total	$17,178	$-

As of December 31, 2019 and 2018, the weighted average remaining lease term under operating leases was 12.5 and 5.9 years, respectively. As of December 31, 2019 and 2018, the weighted average discount rate for ROU operating lease liabilities was 5.6% and 6.6%, respectively.

Future Lease Payments

As of December 31, 2019, future payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,

2020	$8,357
2021	6,836
2022	5,490
2023	5,424
2024	5,275
Thereafter	28,648
Total operating lease payments	60,030
Less imputed interest	(18,844	)(1)

Present value of operating lease payments	$41,186

(1)	Calculated based on the term of the respective leases using corporate borrowing rates ranging from 2.0% to 10.0%.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — DEBT

Summary of Debt

As of December 31, 2019 and 2018, debt consisted of the following (in thousands):

	2019		2018

EWB Credit Facility:
Term loan, net of discount of $448	$14,302		$-
Revolver	9,700		-
Installment notes payable	8	(1)	66	(1)
Siena Revolver	-		2,000
Mortgage payable to a foreign bank	-		2,628	(2)
Total	24,010		4,694
Less current maturities	(11,208)		(3,369)

Long-term debt, less current maturities	$12,802		$1,325

(1)	Consists of various installment notes payable that are collateralized by equipment and that bear interest at 12.4% to 22.1%.
(2)	This mortgage note payable was collateralized by land and a building in Japan. Quarterly principal payments of $0.3 million plus interest was payable in Japanese Yen at TIBOR plus 0.7% (0.76% as of December 31, 2018). This debt was subject to an interest rate swap agreement that fixed the interest rate at approximately 2.0%. This mortgage was repaid in March 2019 in connection with the sale leaseback transaction discussed in Note 7.

Future Debt Maturities

As of December 31, 2019, the scheduled future maturities of long-term debt, exclusive of discount accretion, are as follows:

Years Ending December 31,

2020	$11,206
2021	1,502
2022	1,500
2023	10,250

Total	$24,458

EWB Credit Facility

On March 29, 2019, the Company entered into a Loan and Security Agreement (the “EWB Credit Facility”) with East West Bank (“EWB”). The EWB Credit Facility matures on March 29, 2023 and provides for (i) a term loan in the aggregate principal amount of $15.0 million, which may be increased to $25.0 million subject to the satisfaction of certain conditions (the “EWB Term Loan”) and (ii) a $10.0 million revolving loan facility (the “EWB Revolver”). At the closing, EWB funded $25.0 million to the Company consisting of the $15.0 million EWB Term Loan and $10.0 million as an advance under the EWB Revolver. The Company utilized a portion of the proceeds from the EWB Credit Facility to repay all outstanding amounts and terminate the Siena Revolver discussed below.

The obligations of the Company under the EWB Credit Facility are secured by substantially all assets of the Company and guaranteed by certain subsidiaries of the Company. The EWB Credit Facility requires compliance with certain financial and restrictive covenants and includes customary events of default. Key financial covenants include maintenance of minimum Adjusted EBITDA and a maximum Total Leverage Ratio (all as defined and set forth in the EWB Credit Facility). During any period when an event of default occurs, the EWB Credit Facility provides for interest at a rate that is 3.0% above the rate otherwise applicable to such obligations. As of December 31, 2019, the Company was not in compliance with the minimum adjusted EBITDA covenant related to the EWB Credit Facility. As discussed in Note 16, on March 13, 2020 the Company entered into the Third Amendment to the EWB Credit Facility which included a waiver of non-compliance with the minimum adjusted EBITDA covenant.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings outstanding under the EWB Credit Facility bear interest at the Prime Rate plus 0.25%. However, if the Total Leverage Ratio (as defined in the EWB Credit Facility) is equal to or greater than 1.50 to 1.00, borrowings will bear interest at the Prime Rate plus 0.50%. As of December 31, 2019, the prime rate was 4.75% and the contractual rate applicable to outstanding borrowings under the EWB Credit Facility was 5.75%. As discussed below, the Company has also entered into a swap agreement that provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023.

The Company may voluntarily prepay amounts outstanding under the EWB Revolver without prepayment charges on ten business days’ prior notice to EWB. In the event the EWB Revolver is terminated prior to the stated maturity date, the Company would be required to pay an early termination fee in the amount of 0.50% of the revolving line. Additional borrowing requests under the EWB Revolver are subject to various customary conditions precedent, including satisfaction of a borrowing base test as more fully described in the EWB Credit Facility. The EWB Revolver also provides for an unused line fee equal to 0.5% per annum of the undrawn portion. The EWB Revolver includes a subjective acceleration clause and a lockbox arrangement where the Company is required to direct its customers to remit payments to a restricted bank account, whereby all available funds are used to pay down the outstanding principal balance under the EWB Revolver. Accordingly, the entire outstanding principal balance of the EWB Revolver is classified as a current liability as of December 31, 2019. On January 2, 2020, the Company elected to make a voluntary prepayment of $9.7 million to repay all outstanding borrowings under the EWB Revolver. Subject to the terms of the EWB Credit Facility, the Company may reborrow up to $10.0 million under the EWB Revolver through the stated maturity date.

Payments under the EWB Term Loan were interest-only through September 30, 2019, followed by monthly principal payments of $125,000 plus interest through the stated maturity date of the EWB Term Loan. The Company may elect to prepay the EWB Term Loan before the stated maturity date on 10 business days’ notice to EWB subject to a prepayment fee of 2% for the first year of the Term Loan and 1% for the second year of the Term Loan. No later than 120 days after the end of each fiscal year, commencing with the fiscal year ended December 31, 2019, the Company is required to make a payment towards the outstanding principal amount of the EWB Term Loan in an amount equal to 35% of the Excess Cash Flow (as defined in the EWB Credit Facility), if the Total Leverage Ratio is less than 1.50 to 1.00, or 50% of the Excess Cash Flow if the Total Leverage Ratio is greater than or equal to 1.50 to 1.00. The Company did not generate Excess Cash Flow for the year ended December 31, 2019 and, accordingly, no additional principal payments were required. Mandatory principal payments based on Excess Cash Flow generated in subsequent quarters are excluded from current liabilities since they are contingent payments based on the generation of working capital in the future.

Amendments to EWB Credit Facility

On August 5, 2019, the Company entered into the first amendment to the EWB Credit Facility effective as of July 11, 2019, pursuant to which EWB waived any non-compliance by the Company with certain covenants in the EWB Credit Facility that may have occurred or would otherwise arise as a result of the BWR Merger Agreement. Pursuant to the first amendment, BWR entered into a Supplement to Guarantee and Pledge and an Intellectual Property Security Agreement. On October 9, 2019, the Company entered into a second amendment to the EWB Credit Facility. Under the second amendment, EWB waived (i) any default for failure to maintain at least $5.0 million of net cash with EWB in the United States or in China during the period from July 25, 2019 to October 9, 2019 and (ii) any default for failing to maintain primary operating accounts with EWB, and ensuring that the Company’s deposit and investment accounts with third party financial institutions located in China contain no more than 40% of the Company’s total cash, cash equivalents and investment balances maintained in China. The second amendment also amended the EWB Credit Facility to (i) extend the time period to establish compliance with the operating account provisions until November 30, 2019, (ii) to make the covenants no longer applicable to the Company’s subsidiaries in China, and (iii) to decrease the amount of net cash from $5.0 million to $2.0 million that the Company is required to maintain with EWB on and after December 31, 2019. See Note 16 for discussion of the Third Amendment to the EWB Credit Facility.

Siena Revolver

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

The Siena Revolver was paid off and terminated on March 29, 2019, and the unamortized debt issuance costs of $0.5 million were written off as additional interest expense for the year ended December 31, 2019. Additionally, the Company incurred a make-whole premium payment of $0.5 million that was also charged to interest expense for the year ended December 31, 2019.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Embedded Derivatives

The Siena Revolver included features that were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments. The Company determined that embedded derivatives included the requirement to pay (i) an early termination premium if the Siena Revolver is terminated before the stated maturity date, and (ii) default interest at a 5.0% premium if events of default existed. An early termination premium was required to be paid if Siena’s commitment to make revolving loans was terminated prior to the stated maturity date. The fee was equal to 4.00% of the $12.0 million commitment if termination occurred during the first year after the closing date. These embedded derivatives were classified within Level 3 of the fair value hierarchy. Fair value was estimated using the “with” and “without” method. Accordingly, the Siena Revolver was first valued with the embedded derivatives (the “with” scenario) and subsequently valued without the embedded derivatives (the “without” scenario). The fair value of the embedded derivatives was estimated as the difference between these two scenarios. The fair values were determined using the income approach, specifically the yield method. As of December 31, 2018, key Level 3 assumptions and estimates used in the valuation of the embedded derivatives included an assessment of the probability of early termination of the Siena Revolver, the remaining term to maturity of approximately 2.6 years, probability of default of approximately 10%, and a discount rate of 6.1%.

As of December 31, 2018, the embedded derivatives for the Siena Revolver had an aggregate fair value of approximately $0.5 million, which is included in accrued liabilities as of December 31, 2018. The Company recognized a loss on change in fair value of embedded derivatives of $0.5 million which is included in non-operating expenses for the year ended December 31, 2018. As a result of the termination of the Siena Revolver as discussed above, a make-whole premium of $0.5 million was incurred on March 29, 2019, and the Company recognized a gain on change in fair value of embedded derivatives of $0.5 million which is included in non-operating income (expenses) for the year ended December 31, 2019.

Interest Rate Swap Agreements

The Company entered into an interest rate swap agreement with EWB dated July 31, 2019. This swap agreement provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. As of December 31, 2019, the Company had an unrealized loss from this interest rate swap agreement of approximately $0.1 million that is included in other long-term liabilities in the accompanying consolidated balance sheet.

As of December 31, 2018, the Company had one contract for an interest rate swap with a total notional amount of approximately $2.6 million. At December 31, 2018, the Company had an unrealized loss from this interest rate swap agreement of approximately $36,000 that is included in other long-term liabilities in the accompanying consolidated balance sheet. As discussed in Note 7, this swap agreement was terminated upon sale of the property in Tokyo and repayment of the related mortgage.

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

After payment of the lender’s expenses of $0.2 million, the Company received net proceeds from the Convertible Note of $4.6 million. The Company also issued to the lender an aggregate of 226,190 shares of Common Stock with a fair value of approximately $0.4 million. These amounts were accounted for as an aggregate discount of $0.6 million that was accreted to interest expense using the effective interest method. On August 24, 2018, the Company repaid the Convertible Note by paying an aggregate of approximately $5.0 million, which consisted of the principal balance of $4.75 million plus a make-whole penalty for early prepayment of $0.2 million. Due to the early extinguishment of the Convertible Note, the Company recognized accretion for all of the debt discount and issuance costs of $0.6 million for the year ended December 31, 2018. The Company has no further obligations related to the Convertible Note.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock

In October 2018, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation increasing the authorized shares of Common Stock from 50 million shares to 100 million shares. In May 2019, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation increasing the authorized shares of Common Stock from 100 million shares to 200 million shares. Holders of the Company’s Common Stock are entitled to one vote for each issued share.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series, each having a par value of $0.001 per share. The Board of Directors is authorized to establish the voting rights, if any, designations, powers, preferences, special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. Through December 31, 2019, the Board of Directors had designated four series of Preferred Stock as discussed below:

Series A Preferred. The Board of Directors previously designated 250,000 shares as Series A Preferred stock (“Series A Preferred”) which are unissued as of December 31, 2019 and 2018. Each share of Series A Preferred was entitled to 500 votes in matters voted on by the common stockholders of the Company.

Series B Preferred. The Board of Directors previously designated 300,000 shares as Series B Preferred Stock (“Series B Preferred”). The Series B Preferred was non-voting, not eligible for dividends and ranked equal to Common Stock and below Series A Preferred in liquidation. Each share of Series B Preferred was convertible into eight shares of Common Stock. The Company issued 284,807 shares of Series B Preferred through December 31, 2016, and the holders converted 115,573 shares of Series B Preferred into 924,584 shares of Common Stock in 2017. The remaining 169,234 shares of Series B Preferred were converted into 1,353,872 shares of Common Stock during the year ended December 31, 2018. As of December 31, 2019 and 2018, an aggregate of 300,000 shares of Series B Preferred are authorized for future issuance.

Series C Preferred. In September 2018, the Board of Directors designated 7,000 shares as Series C Preferred Stock (“Series C Preferred”). In September 2018, the Company entered into an agreement with two members of the Board of Directors whereby the directors exchanged an aggregate of 6,900,000 shares of Common Stock owned by them for an aggregate of 6,900 shares of the Company’s Series C Preferred. The Certificate of Designation for the Series C Preferred provided for the automatic conversion into 1,000 shares of the Company’s Common Stock when the Company filed an amendment to its Articles of Incorporation to increase the authorized number of shares of Common Stock to 100 million shares. Holders of the Series C Preferred were entitled to receive dividends declared to holders of Common Stock on an as converted basis. In addition, each holder of outstanding Series C Preferred was entitled to vote and had liquidation rights on an as converted basis with the Company’s Common Stock. Upon stockholder approval to increase the authorized number of shares of Common Stock to 100 million shares in October 2018, all 6,900 shares of Series C Preferred converted to 6,900,000 shares of Common Stock. As of December 31, 2019 and 2018, 100 shares are designated for future issuance as Series C Preferred and no shares are outstanding.

Series D Preferred. In November 2018, the Board of Directors designated 44,000 shares as Series D Preferred Stock and 43,804 shares were issued in connection with the Morinda business combination in December 2018. As discussed in Note 4, the Series D Preferred provides for dividends at 1.5% per annum plus the potential payment of up to $15.0 million contingent upon Morinda achieving certain post-closing milestones. As of December 31, 2019 and 2018, the Series D Preferred is classified as a liability since it provides for the issuance of a variable number of shares of Common Stock if the Company elects to settle in shares rather than pay the cash redemption value. Please refer to Note 4 for additional information on the consideration issued in the Morinda business combination and the valuation of the Series D Preferred. As of December 31, 2019 and 2018, the carrying value of the Series D Preferred amounted to $0.2 million and $13.1 million, respectively.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Offerings of Common Stock

On April 30, 2019, the Company entered into an At the Market Offering Agreement (“ATM Offering Agreement”) with Roth Capital Partners, LLC (the “Agent”), pursuant to which the Company may offer and sell from time to time up to an aggregate of $100 million in shares of the Company’s Common Stock (the “Placement Shares”) through the Agent. The Agent is acting as sales agent and is required to use commercially reasonable efforts to sell on the Company’s behalf all of the Placement Shares requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and the Company.

The Company has no obligation to sell any of the Placement Shares under the ATM Offering Agreement. The ATM Offering Agreement terminates on April 30, 2020 and may be terminated earlier by the Company upon five business days’ notice to the Agent and at any time by the Agent or by the mutual agreement of the parties. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital. Under the terms of the ATM Offering Agreement, the Company agreed to pay the Agent a commission equal to 3.0% of the gross proceeds from the gross sales price of the Placement Shares up to $30 million, and 2.5% of the gross proceeds from the gross sales price of the Placement Shares in excess of $30 million. In addition, the Company has agreed to pay certain expenses incurred by the Agent in connection with the offering. Through December 31, 2019, an aggregate of approximately 6.0 million shares of Common Stock were sold for gross proceeds of approximately $20.7 million. Total commissions and fees deducted from the net proceeds were $0.6 million and other offering costs of $0.6 million were incurred for the year ended December 31, 2019.

In April 2018, the Company completed an underwritten public offering and issued approximately 2.6 million shares of Common Stock for net proceeds of approximately $3.8 million. In August 2018, the Company completed an underwritten public offering of 9.2 million shares of Common Stock at $1.28 per share for net proceeds of approximately $9.7 million. In September 2018, the Company entered into an ATM Offering Agreement with the Agent for an offering that resulted in the issuance of an aggregate of 8.1 million shares of Common Stock for net proceeds of approximately $35.8 million. In November 2018, the Company issued approximately 14.8 million shares of Common Stock in an underwritten public offering at $3.50 per share for net proceeds of approximately $47.8 million. Presented below is a summary of the shares of Common Stock issued and the net proceeds received for public offerings completed in 2019 and 2018:

	Number	Gross	Offering Costs		Net
Description	Of Shares	Proceeds	Commissions	Other	Proceeds

Year Ending December 31, 2019:
ATM Offering	5,957	$20,724	$(622)	$(579)	$19,523

Year Ending December 31, 2018:
April 2018 Offering	2,560	$4,480	$(269)	$(448)	$3,763
August 2018 Offering	9,200	11,776	(824)	(647)	10,305
ATM Offering	8,089	37,533	(1,126)	(603)	35,804
November 2018 Offering	14,835	51,922	(3,635)	(518)	47,769

Total	34,684	$105,711	$(5,854)	$(2,216)	$97,641

NOTE 10 — STOCK OPTIONS AND WARRANTS

Equity Incentive Plans

On May 30, 2019, the Company’s stockholders voted to approve the New Age Beverages Corporation 2019 Equity Incentive Plan (the “2019 Plan”). On August 3, 2016, the Company’s stockholders approved and implemented the New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (the “LTI Plan”). The 2019 Plan and the LTI Plan are collectively referred to as the “Equity Incentive Plans”.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019 Plan. A total of up to 10.0 million shares of Common Stock may be issued under the 2019 Plan. Participation in the 2019 Plan is limited to employees, non-employee directors, and consultants. The 2019 Plan will terminate in April 2029. The 2019 Plan provides for grants of both incentive stock options, or “ISOs”, which are subject to special income tax treatment, and non-statutory options, or “NSOs.” Eligibility for ISOs is limited to employees of the Company and its subsidiaries. The exercise price of ISOs and NSOs generally cannot be less than the fair market value of the Common Stock at the time of grant. In addition, the expiration date for ISOs and NSOs cannot be more than ten years after the date of the original grant. The administrator also determines all other terms and conditions related to the exercise of an option, including the consideration to be paid, if any, for the grant of the option, the time at which options may be exercised and conditions related to the exercise of options.

The 2019 Plan also provides for awards of shares of restricted Common Stock and restricted stock units. Awards of restricted stock may be made in exchange for services or other lawful consideration. Generally, awards of restricted stock are subject to the requirement that the shares be forfeited or resold to the Company unless specified conditions are met. Subject to these restrictions, conditions and forfeiture provisions, any recipient of a vested award of restricted stock will have all the rights of a stockholder of the Company, including the right to vote the shares and to receive dividends. The 2019 Plan also provides for deferred grants (“deferred stock”) entitling the recipient to receive shares of Common Stock in the future on such conditions as the administrator may specify. As of December 31, 2019, 8.0 million shares under the 2019 Plan were available for future grants of stock options, restricted stock and similar instruments.

LTI Plan. The LTI Plan provides for stock options to be granted to employees, directors and consultants at an exercise price not less than 100% of the fair value of the Company’s Common Stock on the grant date. The options granted generally have a maximum term of 10 years from the grant date and are exercisable upon vesting. Option grants generally vest over a period between one and three years after the grant date of such award. The number of shares reserved for grants is adjusted annually on the first day of January whereby a maximum of 10% of the Company’s outstanding shares of Common Stock are available for grant under the LTI Plan. As of December 31, 2019, approximately 1.5 million shares of Common Stock were available for future grants of stock options, restricted stock and similar instruments under the LTI Plan.

Stock Option Activity

The following table sets forth stock option activity under the Equity Incentive Plans for the years ended December 31, 2019 and 2018 (shares in thousands):

	2019				2018
	Shares		Price (1)	Term (2)	Shares		Price (1)	Term (2)

Outstanding, beginning of year	2,786		$2.84	9.0	2,491		$1.93	9.4
Grants to:
Employees	1,454		2.34		926		4.63
Non-employees	35		3.81		-		-
Forfeited	(418)		3.40		(213)		2.00
Exercised	(306)	(3)	2.00		(418)	(3)	1.79

Outstanding, end of year	3,551	(4)	2.65	8.7	2,786	(4)	2.84	9.0

Vested, end of year	1,365	(5)	2.46	7.7	943	(5)	1.94	8.4

(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the stock options expire.
(3)	On the respective exercise dates, the aggregate intrinsic value of shares of Common Stock issued upon exercise of stock options amounted to $1.0 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively.
(4)	As of December 31, 2019 and 2018, the aggregate intrinsic value of stock options outstanding was $19,000 and $6.6 million, respectively.
(5)	As of December 31, 2019 and 2018, the aggregate intrinsic value of vested stock options was $17,000 and $3.1 million, respectively.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2019, the Company entered into a modification agreement for approximately 292,000 shares of outstanding stock options. The modification resulted in an extension of the exercise period from July 2019 until July 2020, which increased the fair value of the stock options by approximately $0.5 million. The modified options became vested in August 2019, and the Company recognized incremental stock-based compensation expense of $0.5 million for the year ended December 31, 2019.

For the year ended December 31, 2019, the valuation assumptions for stock options granted to employees and non-employees under the Equity Incentive Plans and the modified options discussed above were estimated on the date of grant or modification, as applicable, using the BSM option-pricing model with the following weighted-average assumptions:

	2019		2018
	Granted	Modified	Granted

Grant or modification date closing price of Common Stock	$2.38	$4.75	$4.63
Expected life (in years)	6.4	1.0	6.0
Volatility	107%	138%	121%
Dividend yield	0%	0%	0%
Risk-free interest rate	1.7%	1.9%	2.8%

Based on the assumptions set forth above, the weighted-average grant date fair value per share for stock options granted for the years ended December 31, 2019 and 2018 was $1.99 and $4.05, respectively. With respect to the stock options modified in July 2019, the fair value of the modified options increased by $1.80 per share in comparison to the fair value of the stock options immediately before the modification.

The BSM model requires various highly subjective assumptions that represent management’s best estimates of the fair value of the Company’s Common Stock, volatility, risk-free interest rates, expected term, and dividend yield. The expected term represents the weighted-average period that options granted are expected to be outstanding giving consideration to vesting schedules. Because the Company does not have an extended history of actual exercises, the Company has estimated the expected term using a simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. The Company has never declared or paid cash dividends and does not plan to pay cash dividends in the foreseeable future; therefore, the Company used an expected dividend yield of zero. The risk-free interest rate is based on U.S. Treasury rates in effect for maturities based on the expected term of the grant. The expected volatility is based on the historical volatility of the Company’s Common Stock for the period beginning in August 2016 when its shares were first publicly traded through the grant date of the respective stock options.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Activity

The following table sets forth activity related to grants of restricted stock under the Equity Incentive Plans and non-plan awards for the years ended December 31, 2019 and 2018 (in thousands):

	Grants Under Equity Incentive Plans								2016 Non-Plan Grants
	Equity-Classified Awards				Liability-Classified Awards (1)				to Executive Officer
	Number of		Unvested		Number of		Unvested		Number of		Unvested
	Shares		Compensation		Shares		Compensation		Shares		Compensation
Outstanding, December 31, 2017	613		$1,241		-		$-		1,240		$280
Shares issued to Board members	193	(2)	429	(2)	-		-		-		-
Unvested awards granted to employees:
Performance vesting criteria	216	(3)	1,000	(3)	318	(3)	1,651	(3)	-		-
Service vesting criteria	539	(4)	2,491	(4)	156	(4)	815	(4)	-		-
Unvested forfeitures	(35)		(76)		-		-		-		-
Fair value adjustment and other	-		-		-		23	(1)	-		-
Vested shares and expense recognized	(375	)(5)	(1,098	)(5)	-		-		(611	)(5)	(216	)(5)

Outstanding, December 31, 2018	1,151		3,987		474		2,489		629		64
Shares issued to Board members	91	(2)	500	(2)	-		-		-		-
Unvested awards granted to employees with service vesting criteria	2,085	(4)	5,036	(4)	-		-		-		-
Forfeitures	(220)		(1,019)		(322)		(1,693)		-		-
Fair value adjustments and other	-		(27)		-		(519	)(1)	-		-
Vested shares and expense	(984	)(5)	(3,872)	(5)	(115)	(5)	(210	)(5)	(629	)(5)	(64	)(5)

Outstanding, December 31, 2019	2,123		$4,605		37		$67		-		$-

Intrinsic value, December 31, 2019	$3,865	(6)			$67	(6)			$-

(1)	Certain awards granted to employees in China are not permitted to be settled in shares, which requires classification as a liability in the Company’s consolidated balance sheets. This liability is adjusted based on the closing price of the Company’s Common Stock at the end of each reporting period until these awards vest. As of December 31, 2019, the cumulative amount of compensation expense recognized is based on the progress toward vesting and the total fair value of the respective awards on that date.
(2)	Represents grants to members of the Board of Directors whereby the shares of Common Stock were issued with cliff vesting one year after the grant date. The shares were recorded at the closing price for the Company’s Common Stock on the respective grant dates.
(3)	Represents restricted stock awards that would have vested if Morinda achieved EBITDA of $20.0 million for the year ended December 31, 2019. All of the shares were forfeited as of December 31, 2019 with no compensation recognized.
(4)	Restricted stock awards that generally vest over three years with fair value determined based on the closing price of the Company’s Common Stock on the respective grant dates.
(5)	The “Number of Shares” column reflects shares that vested due to achievement of the service condition during the year. As of December 31, 2019, the vested shares include approximately 319,000 shares that are not issuable until March 2020. The “Unvested Compensation” column reflects the stock-based compensation expense recognized for vested and unvested awards during the year.
(6)	The intrinsic value is based on the closing price of the Company’s Common Stock of $1.82 per share on December 31, 2019.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

Substantially all stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations. The table below summarizes stock-based compensation expense related to stock options and restricted stock awards for the years ended December 31, 2019 and 2018, and the unrecognized compensation expense as of December 31, 2019 and 2018 (in thousands):

	Expense Recognized		Unrecognized Expense
	Year Ended December 31:		as of December 31:
	2019	2018	2019	2018

Plan-based stock options awards:
Employees	$2,218	$1,219	$4,716	$6,811
Non-employees	22	-	87	-
Plan-based restricted stock awards:
Equity-classified	3,872	1,314	4,605	557
Liability-classified	210	-	67	-
Non-plan equity-classified restricted stock awards	64	-	-	-
Warrants	2	-	-	-

Total	$6,388	$2,533	$9,475	$7,368

As of December 31, 2019, unrecognized stock-based compensation expense is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.3 years for stock options, 2.3 years for equity-classified restricted stock awards, and 2.0 years for liability-classified restricted stock awards.

Warrants

As of December 31, 2019, the Company had fully vested warrants outstanding for approximately 311,000 shares as follows (shares in thousands):

	Number	Exercise	Expiration
Warrant Description	of Shares	Price	Date

Marley license extension	200	$5.14	March 2029
Former employee	8	1.83	December 2020
2017 underwriter warrants	103	4.38	February 2022

Total	311

NOTE 11 — INCOME TAXES

As of December 31, 2019, the Company has continued its position to return all foreign earnings to the U.S. parent company and has recorded deferred tax liabilities of $0.5 million for foreign withholding taxes associated with foreign retained earnings and cross-border payments.

Morinda Business Combination

Before the Company acquired Morinda on December 21, 2018, Morinda’s net earnings taxed for the U.S. and various state jurisdictions were payable personally by the shareholders pursuant to an election under Subchapter S of the Internal Revenue Code (the “Code”). The Subchapter S election terminated upon closing of Morinda’s business combination with the Company. Accordingly, the Company recognized net deferred income tax liabilities of approximately $10 million for differences between the income tax basis of the assets and liabilities and the related balances for financial reporting purposes.

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

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Tax Expense

For the years ended December 31, 2019 and 2018, loss before income tax expense is as follows (in thousands):

	2019	2018

Domestic	$(96,159)	$(20,529)
International	18,992	(533)

Loss before income taxes	$(77,167)	$(21,062)

For the years ended December 31, 2019 and 2018, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes, and total income tax expense recognized in the financial statements is as follows (in thousands):

	2019	2018

Income tax benefit at statutory U.S. federal rate	$16,205	$4,423
Income tax benefit attributable to U.S. states	3,914	1,063
Stock-based compensation	774	1,367
Other	720	300
Code section 162(m) excess compensation	(703)	-
Non-deductible expenses	(725)	(351)
Change in fair value earnouts	2,900	-
Benefit of foreign taxes	717	-
Foreign deferred tax adjustments	2,194	-
Foreign tax credit	6,146	-
Foreign withholding/prior year tax	(1,414)	-
Foreign rate differential	(5,561)	(27)
Change in valuation allowance	(37,835)	2,152

Total income tax benefit (expense)	$(12,668)	$8,927

For the years ended December 31, 2019 and 2018, the Company’s income tax benefit (expense) consisted of the following components (in thousands):

	2019	2018
Current income tax expense:
U.S. Federal	$-	$-
U.S. States	(5)	-
Foreign	(17,563)	-
Total current income tax expense	(17,568)	-

Deferred income tax benefit (expense):
U.S. Federal	(8,419)	7,891
U.S. States	-	1,063
Foreign	13,319	(27)
Net deferred income tax benefit	4,900	8,927

Total income tax benefit (expense)	$(12,668)	$8,927

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Income Tax Assets and Liabilities

As of December 31, 2019 and 2018, the income tax effects of temporary differences that give rise to significant deferred income tax assets and liabilities are as follows (in thousands):

	2019	2018
Deferred income tax assets:
Foreign tax credits	$14,079	$-
Net operating loss carryforwards	15,348	9,295
Accrued liabilities	8,670	3,456
Accrued pension	1,927	1,767
Operating lease liabilities	16,596
Above market lease	10,370	-
Property and equipment, net	363	-
Other	758	574
Gross deferred income tax assets	68,111	15,092
Valuation allowance for deferred income tax assets	(43,465)	-
Net deferred income tax assets	24,646	15,092
Deferred income tax liabilities:
Goodwill and identifiable intangible assets	(5,117)	(12,405)
Operating lease, right-of-use assets	(15,842)	-
Property and equipment, net	-	(3,200)
Notes payable	-	(326)
Total deferred income tax liabilities	(20,959)	(15,931)

Net deferred income tax asset (liability)	$3,687	$(839)

As of December 31, 2019 and 2018, the Company’s net deferred income tax asset (liability) consisted of the following components (in thousands):

	2019	2018

Foreign deferred income tax assets	$9,128	$8,908
Foreign deferred income tax liabilities	(5,441)	(9,747)

Net deferred income tax asset (liability)	$3,687	$(839)

Net deferred income tax assets consist solely of foreign net deferred income tax assets which are expected to be realized in the future, and that are included in long-term assets in the accompanying consolidated balance sheets. For the year ended December 31, 2019, the valuation allowance increased by $37.8 million, primarily due to incremental net operating losses that were not considered realizable. For the year ended December 31, 2018, the net decrease in the valuation allowance of $2.2 million since net operating loss carryforwards were considered realizable due to net deferred tax liabilities related to purchase accounting for the Morinda business combination. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOL Carryforwards and Other Matters

At December 31, 2019, the Company had unused net operating loss (“NOL”) carryovers for income tax purposes of approximately $62.4 million with approximately $26.3 million relating to foreign subsidiaries and approximately $36.1 million relating to U.S. entities. The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of these unrecognized tax benefits. The NOLs will expire at various dates from 2020 through 2039, with the exception of those in some foreign jurisdictions where there is no expiration. The U.S. NOLs have a full valuation allowance recorded against them. Of the $26.3 million foreign NOLs, all but $2.3 million have a valuation allowance recorded against them. Federal and state laws impose substantial restrictions on the utilization of NOL and tax credit carryforwards in the event of an ownership change for income tax purposes, as defined in Section 382 of the Code. Under the provisions of Section 382 and 383 of the Code, a change in control, as defined by the Code, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities. The Company has performed a preliminary Section 382 analysis. The preliminary calculations indicate that the Company’s NOLs do not appear to be subject to the limitation.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. When weighing all available evidence, associated with the realizability of its deferred tax assets, in particular, uncertainties related to the future generation of taxable income, the recent negative trends in certain operating markets, and the cumulative losses in certain jurisdictions, the Company determined that it was not “more likely than not” that it would be able to realize the tax benefits associated with certain of its net deferred tax assets. On the basis of this evaluation, a valuation allowance against the U.S. and other foreign jurisdictions deferred tax assets has been recorded to recognize only the portion of deferred tax assets that is more likely than not to be realized. The Company will continue to monitor its historical and forecast operating results in the U.S. to assess the realizability of its deferred tax assets.

Unrecognized Tax Benefits

As of December 31, 2019 and 2018, the total outstanding balance for liabilities related to unrecognized income tax benefits was $1.5 million and $0.4 million, respectively. Unrecognized tax benefits of $0.8 million, if recognized, would affect the effective tax rate. Unrecognized tax benefits of $0.7 million, if recognized, would not affect the Company’s effective tax rate since the tax benefits would increase a deferred tax asset that is currently fully offset by a full valuation allowance. The Company accounts for interest expense and penalties associated with unrecognized tax benefits as part of its income tax expense. The unrecognized tax benefit as of December 31, 2019 includes an aggregate of approximately $0.2 million for interest and penalties, all of which was recognized for the year ended December 31, 2019. The Company does not anticipate any significant changes related to unrecognized tax benefits in the next twelve months.

The following table summarizes changes in unrecognized tax benefits for the years ending December 31, 2019 and 2018 (in thousands):

	2019	2018

Balance, beginning of year	$430	$360
Increase related to:
Prior tax positions	1,163	70
Current tax positions	22	-
Decreases related to prior tax positions	(46)	-
Settlements	(24)	-

Balance, end of year	$1,545	$430

The Company files income tax returns in the U.S. federal, and various states as well as the following foreign jurisdictions: Australia, Austria, Canada, Chile, China, Colombia, Germany, Hong Kong, Hungary, Indonesia, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, Norway, Peru, Poland, Russia, Singapore, Sweden, Switzerland, Thailand, Tahiti, Taiwan, the UK and Vietnam. The Company’s federal and state tax years for 2016 and forward are subject to examination by taxing authorities. All foreign jurisdictions tax years are also subject to examination depending on their relative statutes of limitations.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Executive Deferred Compensation Plan

Morinda’s Board of Directors implemented an unfunded executive deferred compensation plan in 2009 for certain executives of Morinda. All financial performance targets under the plan have been achieved. After the executives retire, the deferred compensation obligation is payable over a period up to 20 years. All executives covered under this plan have retired as of December 31, 2019, and cash payments do not commence until December 2020. As of December 31, 2019, the obligations under this plan consist of $3.8 million that is included in other long-term liabilities and $0.3 million included in other accrued current liabilities. As of December 31, 2018, the entire liability related to this plan of $4.1 million was included in other long-term liabilities.

Consulting Agreement

Concurrent with the BWR business combination discussed in Note 4, the Company entered into an independent contractor agreement (“ICA”) that provides for the former sole owner of BWR, Mr. Sonnois, to serve as president of the Company’s North American Brands Division (“NABD”). The ICA provides for an initial term that expires in June 2022 with an option by either party to renew on an annual basis thereafter. Under the ICA, the Company was required to (i) grant 100,000 shares of restricted Common Stock to Mr. Sonnois, which vest over the initial three-year term of the ICA, (ii) pay base compensation of $350,000 per year, (iii) pay annual short term performance bonuses between 25% and 100% of base salary depending on achievement of criteria established by the Company, (iv) annually issue stock options, restricted stock or other annual long-term equity awards, up to 25% of base compensation with vesting over three years, and (v) pay special performance incentives based on the future gross profit of NABD.

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

401(k) Plan

Since December 2018, the Company has had a defined contribution employee benefit plan under section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all eligible U.S. employees who are entitled to participate at the beginning of the first full quarter following commencement of employment. The Company matches contributions up to 3% of the participating employee’s compensation, and these matching contributions vest over four years with 0% vested through the end of the first year of service and 33% vesting upon completion of each of the next three years of service. Total contributions to the 401(k) Plan amounted to $0.7 million for the year ended December 31, 2019. Total contributions to the 401(k) Plan were insignificant for the year ended December 31, 2018.

Foreign Benefit Plans

The Noni by NewAge segment has an unfunded retirement benefit plan for the Company’s Japanese branch that entitles substantially all employees in Japan, other than directors, to retirement payments. The Noni by NewAge segment also has an unfunded retirement benefit plan in Indonesia that entitles all permanent employees to retirement payments.

Upon termination of employment, the Noni by NewAge segment employees of the Japanese branch are generally entitled to retirement benefits determined by reference to basic rates of pay at the time of termination, years of service, and conditions under which the termination occurs. If the termination is involuntary or caused by retirement at the mandatory retirement age of 65, the employee is entitled to a greater payment than in the case of voluntary termination. Noni by NewAge segment employees in Indonesia whose service is terminated are generally entitled to retirement benefits determined by reference to basic rates of pay at the time of termination, years of service and conditions under which the termination occurs. The unfunded benefit obligation for these defined benefit pension plans was approximately $3.5 million and $3.0 million as of December 31, 2019 and 2018, respectively. Of these amounts, approximately $3.4 million and $2.9 million are included in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has various non-income tax contingencies in several countries. Such exposure could be material depending upon the ultimate resolution of each situation. As of December 31, 2019 and 2018, the Company has recorded a current liability under ASC 450, Contingencies, of approximately $0.9 million and $0.8 million, respectively.

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

Guarantee Deposits

Morinda has deposits in Korea for collateral on IPC returns dictated by law, and collateral to credit card companies for guarantee of IPC payments. Approximately $0.8 million of guarantee deposits are included in other long-term assets in the accompanying consolidated balance sheets as of December 31, 2019 and 2018.

NOTE 13 —NET LOSS PER SHARE

Net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. The calculation of diluted net loss per share includes dilutive stock options, unvested restricted stock awards, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. For the years ended December 31, 2019 and 2018, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. As of December 31, 2019 and 2018, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2019	2018

Equity Incentive Plan awards:
Stock options	3,551	2,786
Unissued and unvested restricted stock awards	2,069	1,229
Common stock purchase warrants	312	103

Total	5,932	4,118

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of December 31, 2019 and 2018, the fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values due to the short-term nature of these instruments. Cash equivalents consist of short-term certificates of deposit that are classified as Level 2. The recorded amounts for the debt obligations in Notes 4 and 8 also approximated fair value due to the short-term maturities, variable nature of the interest rates and/or since the instruments had been recently negotiated. In addition, the net assets acquired in the business combinations discussed in Note 4 were recorded at fair market value on the date of the closings, with key valuation assumptions discussed in Note 4.

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of December 31, 2019 and 2018 were as follows:

	As of December 31, 2019				As of December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Business combination liabilities:
Morinda earnout under Series D preferred stock	$-	$-	$225	$225	$-	$-	$13,134	$13,134
Marley earnout obligation	-	-	-	-	-	-	900	900
Interest rate swap liability	-	99	-	99	-	-	-	-
Embedded derivative liability	-	-	-	-	-	-	470	470

Total	$-	$99	$225	$324	$-	$-	$14,504	$14,504

Valuation assumptions for the business combination liabilities are set forth in Note 4. Valuation assumptions for the interest rate swap and the embedded derivative liabilities are set forth in Note 8. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended December 31, 2019 and 2018, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Concentrations

A substantial portion of the business acquired from Morinda is conducted in foreign markets, exposing the Company to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations. For the year ended December 31, 2019, approximately 72% of the Company’s consolidated net revenue was generated outside the United States, primarily in the Asia Pacific market. Most of the Noni by NewAge’s products have a component of the Noni plant, Morinda Citrifolia (“Noni”) as a common element. Tahitian Noni® Juice, MAX and other noni-based beverage products are expected to comprise over 80% of net revenue of the Noni by NewAge segment for the foreseeable future. However, if consumer demand for these products decreases significantly or if the Company ceases to offer these products without a suitable replacement, the Company’s consolidated financial condition and operating results would be adversely affected. The Company purchases fruit and other Noni-based raw materials from French Polynesia, but these purchases of materials are from a wide variety of individual suppliers with no single supplier accounting for more than 10% of its raw material purchases during 2019. However, as the majority of the raw materials are consolidated and processed at the Company’s plant in Tahiti, the Company could be negatively affected by certain governmental actions or natural disasters if they occurred in that region of the world. For the year ended December 31, 2018, one customer comprised approximately 11% of the Company’s consolidated net revenue.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. Cash deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of December 31, 2019, the Company had cash and cash equivalents with two financial institutions in the United States with balances of $22.2 million and $1.4 million, and two financial institutions in China with balances of $6.6 million and $3.6 million. As of December 31, 2018, the Company had cash and cash equivalents with a single financial institution in the United States with a balance of $6.5 million, and two financial institutions in China with balances of $14.5 million and $8.0 million. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographies and industries. The Company performs ongoing credit evaluations on certain customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential bad debts.

NOTE 15 — SEGMENTS AND GEOGRAPHIC CONCENTRATIONS

Reportable Segments

The Company follows segment reporting in accordance with ASC Topic 280, Segment Reporting. Since the consummation of the business combination with Morinda in December 2018, the Company’s operating segments have consisted of the Noni by NewAge segment and the NewAge segment.

The Noni by NewAge segment is engaged in the development, manufacturing, and marketing of Tahitian Noni® Juice, MAX and other noni beverages as well as other nutritional, cosmetic and personal care products. The Noni by NewAge segment has manufacturing operations in Tahiti, Germany, Japan, the United States, and China. The Noni by NewAge segment’s products are sold and distributed in more than 60 countries using IPC’s through its direct to consumer selling network and ecommerce business model. Approximately 80% of the net revenue of the Noni by NewAge segment is generated in the key Asia Pacific markets of Japan, China, Korea, Taiwan, and Indonesia.

The NewAge segment markets and sells a portfolio of healthy beverage brands including XingTea, Marley, Búcha® Live Kombucha, Coco-Libre, Evian, Nestea, Illy Coffee and Volvic. These products are distributed through the Company’s Direct Store Distribution (“DSD”) network and a hybrid of other routes to market throughout the United States and in 15 countries around the world. The NewAge brands are sold in all channels of distribution including Hypermarkets, Supermarkets, Pharmacies, Convenience, Gas and other outlets. The NewAge segment distributes beverages to retail customers in Colorado and surrounding states, and sells beverages to wholesale distributors, key account owned warehouses and international accounts using several distribution channels.

Net revenue by reporting segment for the years ended December 31, 2019 and 2018, was as follows (in thousands):

Segment	2019	2018

Noni by NewAge	$200,708	$3,825
NewAge	53,000	48,335

Net revenue	$253,708	$52,160

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross profit by reporting segment for the years ended December 31, 2019 and 2018, was as follows (in thousands):

Segment	2019	2018

Noni by NewAge	$155,685	$2,915
NewAge	(2,978)	6,380

Total gross profit	$152,707	$9,295

Assets by reporting segment as of December 31, 2019 and 2018, were as follows (in thousands):

Segment	2019	2018

Noni by NewAge	$201,600	$206,222
NewAge	49,530	80,710

Total assets	$251,130	$286,932

Depreciation and amortization expense by reporting segment for the years ended December 31, 2019 and 2018, was as follows (in thousands):

Segment	2019	2018

Noni by NewAge	$6,782	$193
NewAge	1,977	2,117

Total depreciation and amortization	$8,759	$2,310

Cash payments for capital expenditures for property and equipment and identifiable intangible assets by reporting segment for the years ended December 31, 2019 and 2018, were as follows (in thousands):

Segment	2019	2018

Noni by NewAge	$4,204	$56,133
NewAge	1,153	93

Total capital expenditures	$5,357	$56,226

Geographic Concentrations

The Company attributes net revenue to geographic regions based on the location of its customers’ contracting entity. The following table presents net revenue by geographic region for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018

United States of America	$70,690	$48,460
International	183,018	3,700

Net revenue	$253,708	$52,160

As of December 31, 2019, the net carrying value of property and equipment located outside of the United States amounted to approximately $22.1 million. As of December 31, 2018, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $50.6 million, including approximately $30.7 million located in Japan.

NEW AGE BEVERAGES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — SUBSEQUENT EVENTS

Repayment of EWB Revolver

On January 2, 2020, the Company elected to make a voluntary prepayment of $9.7 million to repay all outstanding borrowings under the EWB Revolver.

Coronavirus

In December 2019, a novel strain of coronavirus was reported to have surfaced in China. The spread of this virus began to cause some business disruption through reduced net revenue in the Company’s Asia Pacific market in January and February 2020. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration. Therefore, while the Company expects this matter to negatively impact its operating results. However, the related financial impact and duration cannot be reasonably estimated at this time.

Third Amendment to Credit Facility

On March 13, 2020, the Company entered into the Third Amendment to the EWB Credit Facility discussed in Note 8. Under the Third Amendment, EWB waived the Company’s failure to comply with the minimum adjusted EBITDA covenant for the 12-month period ended December 31, 2019. In addition, the Third Amendment modified the Credit Facility as follows:

●	The Company is required to maintain an aggregate of $15.1 million in restricted cash accounts designated by EWB. The future requirement to maintain restricted cash will be reduced by the amount of future principal payments under the EWB Term Loan.
●	Less stringent requirements are applicable for future compliance with the minimum adjusted EBITDA covenant, the maximum total leverage ratio, and the fixed charge coverage ratio. Additionally, compliance with the maximum total leverage ratio and the fixed charge coverage ratio have been delayed until June 30, 2021.
●	The existing provision related to “equity cures” that may be employed to maintain compliance with financial covenants was increased from $5.0 million to $15.0 million for the year ending December 31, 2020, and to $10.0 million per year for each calendar year thereafter.
●	The Company is required to obtain equity infusions for at least $15.0 million for the first six months of 2020, of which $6.3 million was received in January 2020. In addition, cumulative equity infusions of $30.0 million must be received for the year ending December 31, 2020.
●	The interest rate applicable to outstanding borrowings under the EWB Credit Facility increased from 0.5% to 2.0% in excess of the prime rate. If the Company subsequently complies for two consecutive fiscal quarters with both the maximum total leverage ratio and the fixed charge coverage ratio, the interest rate will be reduced to 0.50% in excess of the prime rate (assuming that the Company’s total leverage ratio is less than 1.50 to 1.00).

Offering Agreement

In connection with the ATM Offering Agreement discussed in Note 9, for the period from January 1, 2020 through January 23, 2020, the Company sold an aggregate of approximately 3.5 million shares of Common Stock for net proceeds of approximately $6.3 million.

Employment Agreement

On January 13, 2020, the Company entered into an employment agreement with David Vanderveen to serve as the Company’s chief operating officer. Pursuant to the employment agreement, Mr. Vanderveen receives an annual base salary of $550,000, and is eligible to receive an annual performance-based cash bonus with a target bonus opportunity equal to a range from 50% to 200% of his annual base salary, based upon the attainment of certain performance goals. The employment agreement provides for “at will” employment terminable by either party on 15 days’ notice. Mr. Vanderveen received an annual long-term incentive award equal to 50% of his base salary in the form of the Company’s restricted stock and stock options. As a sign-on incentive, Mr. Vanderveen also received a cash payment of $100,000, the grant of 125,000 stock options, one third of which will vest on each anniversary of the grant date, and the grant of 125,000 shares of restricted stock, one third of which will vest on each anniversary of the grant date. In the event of a change of control or significant change in the Company’s financial circumstances, 100% of Mr. Vanderveen’s equity awards will immediately vest.

NEW AGE BEVERAGES CORPORATION

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Additions	Provisions		Effect of
	Balance at	Charged to	Assumed in	Amounts	Foreign	Balance at
	Beginning	Costs and	Business	Written	Currency	End of
Description	of Year	Expenses	Combinations	Off	Translation	Year

Year Ended December 31, 2019:
Allowance for doubtful accounts	$134	$455	$114	$(169)	$-	$534
Allowance for sales returns	200	261	-	-	-	461
Income tax valuation allowance	5,197	38,682	-	(433)	19	43,465

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective.

Remediation of Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the quarter ended September 30, 2019, the Company’s management identified a material weakness in the internal control over financial reporting as a result of inadequate controls over the preparation and review of our consolidated statements of cash flows. We immediately developed and implemented a comprehensive remediation plan to address this material weakness to enhance our controls over the preparation and review of our consolidated statement of cash flows. We now prepare the statement of cash flows internally and have significantly enhanced the controls relating to the preparation process, which includes validating the completeness and accuracy of all underlying data used in the calculation. In addition, we have implemented enhanced review procedures to confirm the accuracy and presentation of the statement of cash flows. We also implemented additional procedures to ensure the proper cash flow implications and presentation are considered for all new transactions. Based on these measures, management has concluded that the material weakness described above has been remediated as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. Except for remediation of the material weakness discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2019; their report is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of New Age Beverages Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of New Age Beverages Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and schedule of the Company as of and for the year ended December 31, 2019, and our report dated March 16, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 16, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A list of our executive officers and biographical information appears in Part I, Item 1 of this Report under the heading “Information about our Executive Officers”. The remaining information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC no later than April 29, 2020.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC no later than April 29, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC no later than April 29, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC no later than April 29, 2020.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC no later than April 29, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

(1)	Financial Statements. The financial statements are set forth under Item 8, “Financial Statements and Supplementary Data,” of this Report.

(2)	Financial Statement Schedules. For the year ended December 31, 2019, Schedule II is included under Item 8, “Financial Statements and Supplementary Data,” of this Report. For the years ended December 31, 2019 and 2018, all other financial statement schedules are omitted because they are not applicable, or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of this Report.

(b) Exhibits.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements,
●	may apply standards of materiality that differ from those of a reasonable investor, and
●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

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

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Merger by and among New Age Beverages Corporation, New Age Health Sciences Holdings, Inc. and Morinda Holdings, Inc. dated December 2, 2018 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on December 3, 2018).
2.2	Agreement and Plan of Merger among New Age Beverages Corporation, Brands Within Reach, LLC, Olivier Sonnois, and BWR Acquisition Corp., dated as of May 30, 2019 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on June 4, 2019).
3.1	Articles of Incorporation of New Age Beverages Corporation (incorporated by reference to Exhibit 3.1.1 of our Form S-1 filed with the SEC on February 3, 2014).
3.2	Articles of Amendment to the Articles of Incorporation, dated October 11, 2011 (incorporated by reference to Exhibit 3.1.2 of our Form S-1 filed with the SEC on February 3, 2014).
3.3	Articles of Amendment to the Articles of Incorporation, dated June 25, 2013 (incorporated by reference to Exhibit 3.1.3 of our Form S-1 filed with the SEC on February 3, 2014).
3.6	Amended Articles of Incorporation of New Age Beverages Corporation (incorporated by reference to Exhibit 3.1.4 of our Form S-1 filed with the SEC on February 3, 2014).
3.7	Articles of Amendment to the Articles of Incorporation, dated April 20, 2015 (incorporated by reference to Exhibit 3.1 of our Form 10-Q filed with the SEC on November 11, 2019)
3.8	Articles of Amendment to the Articles of Incorporation, dated May 3, 2016 (incorporated by reference to Exhibit 3.6 of our Form 10-K filed with the SEC on April 1, 2019).
3.9	Articles of Amendment to the Articles of Incorporation, dated June 29, 2016 (incorporated by reference to Exhibit 3.01 of our Form 8-K filed with the SEC on August 5, 2016).
3.10	Bylaws of New Age Beverages Corporation (incorporated by reference to Exhibit 3.2.1 of our Form S-1 filed with the SEC on February 3, 2014).

3.11	Amended Bylaws of New Age Beverages Corporation (incorporated by reference to Exhibit 3.2.2 of our Form S-1 filed with the SEC on February 3, 2014).
3.12	Amended Articles of Incorporation of New Age Beverages Corporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on September 24, 2018).
3.13	Articles of Amendment to Articles of Incorporation designating Series C preferred stock (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on September 24, 2018).
3.14	Articles of Amendment to the Articles of Incorporation, dated October 23, 2018 (incorporated by reference to Exhibit 3.01 our Form 8-K Filed with the SEC on October 24, 2018).
3.15	Articles of Amendment to Articles of Incorporation designating Series D preferred stock (incorporated by reference to Exhibit 3.1 our Form 8-K filed with the SEC on December 27, 2018).
3.16	Articles of Amendment to the Articles of Incorporation, filed on May 31, 2019 (incorporated by reference to Exhibit 3.01 of our Form 8-K filed with the SEC on June 3, 2019).
4.1+	Description of Securities.
10.1	New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on August 5, 2016).
10.2	Asset Purchase Agreement with B&R Liquid Adventure, LLC (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on April 2, 2015).
10.3	Asset Purchase Agreement for Xing Acquisition (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on May 23, 2016).
10.4	Asset Purchase Agreement with AMBREW, LLC (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on October 5, 2015).
10.5	Promissory Note (incorporated by reference to Exhibit 10.4 of our Amendment No. 1 to Form 8-K filed with the SEC on June 30, 2016).
10.6	Purchase and Sale Agreement between NABC Properties, LLC and Vision 23rd, LLC dated January 10, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on January 30, 2017).
10.7	Asset Purchase Agreement between New Age Beverages Corporation and Marley Beverage Company, LLC dated as of March 23, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on March 29, 2017).
10.8	Asset Purchase Agreement between New Age Beverages Corporation and Maverick Brands, LLC Company, LLC dated as of March 31, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on March 31, 2017).
10.9	Asset Purchase Agreement between New Age Beverages Corporation and Premier Micronutrient Corporation dated as of May 18, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on May 24, 2017).
10.10	Amendment to Asset Purchase Agreement between New Age Beverages Corporation and Marley Beverage Company, LLC dated as of June 9, 2017 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on June 13, 2017).
10.11	Loan and Security Agreement between New Age Beverages Corporation, NABC, Inc., NABC Properties, LLC, New Age Health Sciences, Inc. and Siena Lending Group LLC dated as of August 10, 2018 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on August 16, 2018).
10.12	Collateral Pledge Agreement dated as of August 10, 2018 between New Age Beverages Corporation and Siena Lending Group LLC (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on August 16, 2018).
10.13	Intellectual Property Security Agreement between New Age Beverages Corporation and New Age Health Sciences, Inc. in favor of Siena Lending Group LLC, dated as of August 10, 2018 (incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on August 16, 2018).
10.14	Exchange Agreement between New Age Beverages Corporation with Brent Willis and Neil Fallon (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on September 24, 2018).
10.15	Product and Trademark License Agreement, dated January 14, 2019, between NABC, Inc. and Docklight LLC (incorporated by reference to Exhibit 10.17 of our Form 10-K filed with the SEC on April 1, 2019).
10.16	Office Space Lease between 2420 17th Street, LLC and New Age Beverages Corporation dated January 21, 2019 (incorporated by reference to Exhibit 10.18 of our Form 10-K filed with the SEC on April 1, 2019).
10.17	Loan and Security Agreement between New Age Beverages Corporation and East West Bank, dated as of March 29, 2019 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on April 2, 2019).

10.18	Guarantee and Pledge Agreement among subsidiaries of New Age Beverages Corporation in favor of East West Bank, dated as of March 29, 2019 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on April 2, 2019).
10.19	Intellectual Property Security Agreement among New Age Beverages Corporation, New Age Health Sciences, Inc., Morinda, Inc. and East West Bank, dated as of March 29, 2019 (incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on April 2, 2019).
10.20	New Age Beverages Corporation 2019 Equity Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2019).
10.21	Fixed Term Building Lease Agreement between Hulic Co., Ltd. And Morinda Japan GK (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the SEC on May 9, 2019).
10.22	Lease of Space Agreement between 40th Street Partners, LLC and New Age Beverages Corporation, dated as of April 3, 2019 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the SEC on May 9, 2019).
10.23	First Amendment, Waiver and Consent to Loan and Security Agreement by and between New Age Beverages Corporation and East West Bank, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the SEC on August 8, 2019).
10.24	Second Amendment and Waiver to Loan and Security Agreement by and between New Age Beverages Corporation and East West Bank, dated as of October 9, 2019 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on October 11, 2019).
10.25	Second Amendment to Product and Trademark License Agreement between New Age Beverages Corporation and Docklight Brands, Inc., dated as of July 18, 2019 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the SEC on November 14, 2019).
10.26+	Third Amendment and Waiver to Loan and Security Agreement by and between New Age Beverages Corporation and East West Bank, dated as of March 13, 2020.
14.1	Code of Ethics and Conduct (incorporated by reference to Exhibit 14.1 of our form 10-K filed with the SEC on April 17, 2018).
21.1+	List of subsidiaries of the Registrant.
23.1+	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
23.2+	Consent of Accell Audit & Compliance, P.A., Independent Registered Public Accounting Firm.
31.1+	Certification of Brent Willis, Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2+	Certification of Gregory Gould, Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1+	Certification of Brent Willis, Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Gregory Gould, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS +	XBRL Instance Document
101.SCH +	XBRL Taxonomy Extension Schema
101.CAL +	XBRL Taxonomy Extension Calculation Linkbase
101.DEF +	XBRL Taxonomy Extension Definition Linkbase
101.LAB +	XBRL Taxonomy Extension Label Linkbase
101.PRE +	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW AGE BEVERAGES CORPORATION

Date: March 16, 2020	By:	/s/ Brent Willis
Brent Willis
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 16, 2020	By:	/s/ Brent Willis
Brent Willis
Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2020	By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 16, 2020	By:	/s/ Greg Fea
Greg Fea Chairman of the Board and Director

Date: March 16, 2020	By:	/s/ Ed Brennan
Ed Brennan Director

Date: March 16, 2020	By:	/s/ Tim Haas
Tim Haas Director

Date: March 16, 2020	By:	/s/ Reggie Kapteyn
Reggie Kapteyn Director

Date: March 16, 2020	By:	/s/ Amy Kuzdowicz
Amy Kuzdowicz Director

Date: March 16, 2020	By:	/s/ Alicia Syrett
Alicia Syrett Director

