Form 10-K/A
period 2019-12-31
New Age Beverages Corp
filed 2020-04-28
CIK 1579823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The registrant had 90,872,507 shares of its $0.001 par value Common Stock outstanding as of April 24, 2020.

Documents incorporated by reference

None.

-i-

EXPLANATORY NOTE

New Age Beverages Corporation (also referred to herein as the “Company”, “we”, “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”), with the Securities and Exchange Commission (the “SEC”) on March 16, 2020. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders, because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K. Additionally, this Form 10-K/A hereby amends and restates the cover page of the Original Form 10-K to update the number of shares outstanding and remove the statement that information is being incorporated by reference from the Company’s definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the consolidated financial statements previously filed with the Original Form 10-K. Because no consolidated financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the consolidated financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. Terms used but not defined herein are as defined in our Original Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K/A may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Form 10-K/A are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A. “Risk Factors” of the Original Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed herein may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The forward-looking statements in this Form 10-K/A are made as of the date of the filing, and except as required by law, we disclaim and do not undertake any obligation to update or revise publicly any forward-looking statements herein.

-ii-

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A list of our executive officers and their biographical information appears in Part I, Item 1 of the Original Form 10-K under the heading “Information about our Executive Officers”.

Director Nominees (who are also current directors):

Name of Nominee	Age	Principal Position	Director Since
Brent D. Willis	60	Chief Executive Officer and Director	2016
Timothy J. Haas	73	Director	2017
Gregory Fea	60	Director	2017
Ed Brennan	63	Director	2017
Reginald Kapteyn	49	Director	2017
Amy Kuzdowicz	50	Director	2019
Alicia Syrett	42	Director	2020

Director Nominee Biographies

Gregory Fea – Chairman of the Board

Gregory Fea has been a director of the Company since 2017. Mr. Fea is the former President, Chief Executive Officer and Vice-Chairman of Illy Coffee, and has over 20 years of beverage experience in senior leadership roles for E&J Gallo, Cadbury Schweppes, and Danone. From 2015 through the present, he has been the managing partner of Global Solutions Consulting, a consulting firm that he founded to assist food and beverage companies and global luxury goods companies. From 1998 through 2014, he worked for Illy Coffee, SPA and was President, Chief Executive Officer and Vice Chairman of the firm based in Trieste, Italy from 2013 to 2014. He is a graduate of San Diego State University.

Mr. Fea was chosen to be a director because of his extensive experience in running major multinational and mid-sized global companies and his extensive experience in the beverage industry, including experience in the coffee, tea, and other healthy beverage segments.

Brent D. Willis – Chief Executive Officer and Director

Mr. Willis was appointed as Chief Executive Officer and as a member of our board of directors in April 2016. Mr. Willis has also served as a director or officer of a number of private-equity backed companies, including ULearning.com, an online education company, from April 2015 until March 2016, Vivitris Life Sciences, Inc., a natural life science products company, from December 2015 through March 2016, and XFit Brands, Inc., a functional fitness company, from November 2009 through present. From January 2013 until April 2015 he served as the Chief Executive Officer and a member of the board of directors of Electronic Cigarettes International Group (“ECIG”), a publicly traded company. Twenty-three months after Mr. Willis’ departure, ECIG filed a voluntary petition under the bankruptcy code. From 1987 through 2008, Mr. Willis served in executive or senior management positions for Cott Corporation, AB InBev, The Coca-Cola Company, and Kraft Heinz. Mr. Willis obtained a Bachelor of Science in Engineering from the United States Military Academy at West Point in 1982 and obtained a Master’s in Business Administration from the University of Chicago in 1991.

Mr. Willis was chosen to serve as a director of the Company due to his extensive executive experience running smaller companies, multinational companies and his experience in the beverage industry.

Timothy J. Haas – Director

Timothy J. Haas has been a director of the Company since 2017. Mr. Haas is the former Chief Executive Officer of Coca-Cola Foods and The Minute Maid Company, and former Group President Latin America of The Coca-Cola Company. He retired from The Coca-Cola Company in December 2001. Over the past five years, he has not held any other directorships or other employment positions. He is a graduate of The University of North Dakota.

Mr. Haas was chosen to be a director because of his extensive experience in running major multinational companies and his extensive experience in the beverage industry with major strategic beverage leaders.

Ed Brennan – Director

Ed Brennan has been a director of the Company since 2017. Mr. Brennan has served as the Chairman and Chief Executive Officer of Duty Free Stores since 1996 and is the former Chief Marketing Officer at Macy’s. Since 2013, Mr. Brennen has been the owner and Chief Executive Officer of Beak and Skiff Orchards, a private company that owns apple orchards and operates an entertainment destination. He is a graduate of Niagara University.

Mr. Brennan was chosen to be a director because of extensive experience in running multinational companies, and extensive experience in the retail industry.

Reginald Kapteyn – Director

Dr. Reginald Kapteyn has been a director of the Company since 2017. Dr. Kapteyn is a published physician at the National Institutes of Health (NIH) and is a Board Certified Practicing Physician. From 2015 through the present, he has been a director of Vivitris Life Sciences, Inc., a natural life science products company. From 2014 through the present, he has been a Director of Product Development at HydroCision, Inc., a privately-held medical device company. From 2013 through the present, he has been a Practicing Physician and Director of Pain Management at Orthopaedic Associates of Muskegon in Michigan. From 2009 to 2012, he was a Medical Director at Drake Hospital, a University of Cincinnati hospital. He is a graduate of Hope College, West Virginia School of Osteopathic Medicine, with residency at Georgetown University and fellowship at the NIH and the University of Wisconsin.

Due to the importance of the Company to develop products for the medical channel, Dr. Kapteyn was chosen to be a director because of his extensive experience in the health care field.

Amy Kuzdowicz – Director

Amy Kuzdowicz has been a director of the Company since February 2019. Ms. Kuzdowicz is a certified public accountant with over 25 years of financial leadership experience in domestic and international companies across a range of industries, including gaming, food and beverage, manufacturing, mining and information services. She joined Rock Ohio Caesars, a Midwest gaming joint venture, in January 2013 as the Chief Financial Officer and in July 2016, moved to the parent company as the Senior Vice President and Chief Accounting Officer of Jack Entertainment LLC, a gaming, hospitality and entertainment company. She left Jack Entertainment LLC in March 2020 after she helped drive the sale of their casinos. Ms. Kuzdowicz began her career at Arthur Andersen in Denver, Colorado and Tashkent, Uzbekistan, where she specialized in the gaming industry and emerging markets. She spent 14 years at $1 billion+ public companies where she led transformations in financial operations involving acquisitions, joint ventures, offshoring and double-digit annual sales changes. She has extensive experience in international operations, high growth enterprises and turnaround operations. Ms. Kuzdowicz holds a Bachelor of Science degree in Accounting from Colorado State University and is a certified public accountant in Ohio.

Ms. Kuzdowicz qualifies to serve on the Board because of her ability to help the Company understand the dynamics of growth in emerging markets outside of the United Sates as well as her extensive accounting experience.

Alicia Syrett – Director

Alicia Syrett has been a director of the Company since January 2020. Ms. Syrett has over 20 years of investment and financial management experience. She is the founder of Pantegrion Capital, a private investment firm, and has served as its Chief Executive Officer since 2011. Prior to forming Pantegrion Capital, from 2008 until 2011, Ms. Syrett was the Chief Administrative Officer for Mount Kellett, a multi-billion-dollar investment firm. From 2002 until 2008, she worked for HBK Investments and Farallon Capital, a multi-billion-dollar hedge fund where she was also the Chief Administrative Officer. She began her career at Donaldson, Lufkin and Jenrette. Ms. Syrett holds an MBA from both Columbia Business School and the London Business School and holds a bachelor’s degree in economics from the Wharton School at the University of Pennsylvania. Ms. Syrett is an accomplished author and media personality with multiple appearances on major network and cable news and financial programs.

Ms. Syrett was chosen to be a director because of her extensive experience in the investment management industry, including within operations and human resources management, and in media.

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understandings between any of the directors or officers of our Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and shareholders who own more than 10% of the Company’s stock to file forms with the SEC to report their ownership of the Company’s stock and any changes in ownership. The Company assists its directors and executives by identifying reportable transactions of which it is aware and preparing and filing the forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us or filed with the SEC. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year, except as follows:

A Form 3, filed on March 5, 2019, was filed late by Amy Kuzdowicz, which did not involve a transaction.

A Form 4, filed on May 6, 2019, was filed late by Reginald Kapteyn, resulting in one transaction not being reported on a timely basis.

Code of Conduct

We have adopted a Code of Ethics and Conduct that applies to our directors, executive officers and all employees, a copy of which is available on our website at www.newagebev.com/en-us/our-story/corporate-governance.

Director Nominations

No material changes have been made to the procedures by which shareholders may recommend nominees to our Board of Directors.

Audit Committee

We have an Audit Committee comprised of directors who are “independent” within the meaning of Nasdaq Rule 5605(c). The Audit Committee assists our Board in overseeing our financial reporting process, the integrity of our financial statements, our systems of internal audit controls, and our compliance with legal and regulatory requirements. The Audit Committee is responsible for reviewing the qualifications, independence and performance of our independent registered public accounting firm and reviewing our internal controls, financial management practices and investment functions. The Audit Committee is also responsible for performing risk and risk management assessments as well as preparing any report of the Audit Committee that may be required by the proxy rules of the SEC to be included in the Company’s annual proxy statement. Our Board has identified and appointed Ms. Amy Kuzdowicz as its “audit committee financial expert,” as defined by the SEC in Item 407 of Regulation S-K. Ms. Kuzdowicz serves as the Chair of the Audit Committee, and is joined on the committee by Mr. Haas, Mr. Fea, Dr. Kapteyn and Ms. Syrett.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information about the compensation of our named executive officers during 2019 and 2018.

Name and Position	Fiscal Year	Salary		Bonus	Restricted Stock Awards		Stock Option Awards		Change in Non-Qualified Deferred Compensation		All Other Compensation		Total

Brent Willis	2019	$650,000	(1)	$312,845	$197,375	(4)	$796,220	(5)	$-		$56,852	(7)	$2,013,292
Chief Executive Officer	2018	312,500	(1)	50,000	-		-		-		22,449		384,949

Gregory Gould	2019	$500,000	(2)	$50,000	$1,845,500	(4)	$552,325	(5)	$-		$35,822	(8)	$2,983,647
Chief Financial Officer	2018	67,708	(2)	-	-		-		-		4,305		72,013

Richard Rife	2019	$450,000	(3)	$277,273	$-		$-		$16,212	(6)	$125,803	(9)	$869,288
Chief Legal Officer

(1) Effective January 1, 2019, Mr. Willis’ base salary was increased to $650,000.

(2) Mr. Gould was appointed Chief Financial Officer in October 2018. Effective January 1, 2019, Mr. Gould’s base salary was increased to $500,000.

(3) Mr. Rife commenced employment on December 21, 2018 and served as our Chief Legal Officer until his retirement on January 2, 2020. Mr. Rife was not a named executive officer during 2018 and, accordingly, no amounts are presented for that year.

(4) Restricted stock awards were valued based on the fair value of our common stock on the grant date. For purposes of this table, the entire fair value of restricted stock awards with performance vesting criteria and service-based vesting are reflected in the year of grant, whereas this expense is recognized ratably in our financial statements over the entire vesting period.

(5) Stock option awards were valued at the grant date fair value using the Black-Scholes-Merton option-pricing model. Assumptions used in the calculation of the amounts reported in this column are included in Note 10 to the financial statements included in our Original Form 10-K for the year ended December 31, 2019. For purposes of this table, the entire fair value of awards with graded vesting are reflected in the year of grant, whereas under ASC 718 the fair value of graded vesting awards is recognized ratably in our financial statements over the entire vesting period.

(6) Mr. Rife is entitled to a total payout of $1,187,045 over a 10-year period starting in December 2021. The change in the discounted value of this obligation was $16,212 during 2019.

(7) Amounts consist of health, dental and disability insurance premiums payments of $27,422, matching contributions of $8,400 under our 401(k) Plan, and the personal use of a Company-owned automobile including insurance and related costs for a total of $21,030.

(8) Amounts consist of health, dental and disability insurance premiums payments of $27,422, and matching contributions of $8,400 under our 401(k) Plan.

(9) Amounts consist of health, dental and disability insurance premiums payments of $27,422, matching contributions of $8,400 under our 401(k) Plan, and the personal use of an automobile including insurance and related costs of $89,981, which includes ownership of the automobile that was transferred to Mr. Rife in December 2019 in connection with his scheduled retirement on January 2, 2020.

Employment Agreements

Our Board of Directors signed a resolution on March 24, 2016, which provided that Brent Willis, the interim Chief Executive Officer as of the date of the resolution, received a base salary of $7,500 per month, and a sign-on incentive bonus of restricted stock equal to 5% of the outstanding shares of the Company as of the date of the resolution. The restricted stock bonus was equal to 771,783 shares of common stock valued at $200,663, or $0.26 per share, based on the market price of the shares on the date of issuance. The restricted stock vested over three years, and the shares fully vested in March 2019.

We executed an employment agreement with Mr. Willis on June 1, 2016, which provided that Mr. Willis would receive a restricted stock bonus of 5% of the outstanding shares of the Company upon completion of a first acquisition involving more than 25% of our then current market capitalization. The transaction with Xing Beverage, LLC met that criteria, and the Company paid the restricted stock bonus at the time of closing of the Xing Beverage, LLC transaction in 2016, which equaled 1,078,763 shares of common stock valued at $1,736,808, or $1.61 per share, based on the market price of the shares on the date of issuance. This restricted stock was fully vested in April 2019. Effective January 1, 2019, Mr. Willis’ base salary was increased to $650,000.

In connection with the appointment of Mr. Gould as our chief financial officer in October 2018, we entered into an offer letter of employment agreement with Mr. Gould. The agreement provides for an initial base salary of $325,000 per year, with an annual target cash bonus equal to a range from 35% to 140% of the base salary. The agreement further provides for equity and other incentives to be awarded upon the achievement of certain performance metrics. Effective January 1, 2019, Mr. Gould’s base salary was increased to $500,000.

The agreement provides that, if the Company terminates Mr. Gould’s employment for any reason other than Cause (as defined therein), (i) the Company will pay Mr. Gould severance equal to one-year base cash compensation plus the cost of benefits for a one-year period and (ii) any restricted shares and options scheduled to vest within one year of the termination date will accelerate and vest on his termination date. Under the agreement, if Mr. Gould’s employment is terminated after a Change in Control (as defined therein) or if Mr. Gould terminates his employment for Good Reason (as defined therein) after a Change in Control, (i) the Company will pay Mr. Gould severance equal to two years base cash compensation plus the average of the bonus payments over the prior two years or the bonuses that would have been earned during the prior two years at 2X target, whichever is higher, plus the cost of benefits for a two-year period and (ii) all outstanding restricted shares and options will accelerate and vest on his termination date.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2019.

		Number of		Number of				Number of	Market Value
		Securities		Securities				Shares or	of Shares
		Underlying		Underlying				Units of	or Units of
		Unexercised		Unexercised		Option	Option	Stock That	Stock That
	Grant	Options (#)		Options (#)		Exercise	Expiration	Have Not	Have Not
Name	Date	Exercisable(1)		Unexercisable(1)		Price ($)	Date	Vested (#)	Vested (#) (2)

Brent Willis	8/5/2016	111,732		-		1.79	12/31/2026	162,500	295,750
Brent Willis	12/21/2017	97,059		50,000		2.04	12/21/2027
Brent Willis	8/30/2019	-		213,815		3.04	8/30/2029
Brent Willis	12/10/2019	-		162,500		1.83	12/10/2029

Gregory Gould	7/1/2019	33,000		67,000		4.75	7/1/2029	67,000	121,940
Gregory Gould	12/10/2019	-		100,000		1.83	12/10/2029	100,000	182,000
Gregory Gould	7/1/2019							250,000	455,000

Richard Rife	12/3/2018	11,226	(3)	22,791	(3)	4.63	12/3/2028

(1) All stock options are non-qualified awards granted under our equity incentive plans that have been approved by stockholders.

(2) Market value of restricted stock awards is computed based on the closing price of our common stock of $1.82 per share as of December 31, 2019.

(3) Effective January 2, 2020, Mr. Rife retired as our Chief Legal Officer and his unexercisable stock options expired. Mr. Rife’s exercisable stock options were not exercised and they expired on April 1, 2020.

DIRECTOR COMPENSATION

The Board of Directors has the authority to fix the compensation of directors. Effective from January 1, 2019 until March 31, 2019, the compensation of the directors was (i) $100,000 worth of restricted common stock to our directors, (ii) cash compensation at an annual rate of $20,000, and (iii) an additional fee at an annual rate of $2,500 for each director who served as Chairman of a Board committee.

The table below provides the total compensation for each person who served as a non-employee member of our Board of Directors during fiscal year 2019, including all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of fiscal year 2019.

Effective April 1, 2019, the Board approved compensation to its members as follows:

●	$115,000 annually for the Chairman of the Board, and $50,000 annually for other non-employee Board members;
●	$20,000 for the Chair of the Audit Committee and $10,000 for the other members of the Audit Committee;
●	$15,000 for the Chair of the Compensation Committee and $7,500 for the other members of the Compensation Committee;
●	$10,000 for the Chair of the Governance Committee and $5,000 for the other members of the Governance Committee; and
●	$100,000 of restricted stock shares annually for each member of the Board of Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Total ($)
Timothy J. Hass	58,125	100,000	158,125
Gregory Fea	151,875	100,000	251,875
Ed Brennan	40,625	100,000	140,625
Reginald Kapteyn	55,625	100,000	155,625
Amy Kuzdowicz	60,938	100,000	160,938
Alicia Syrett (1)	-	-	-

(1) Ms. Syrett did not become a director until January 7, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

On August 3, 2016, the Board of Directors approved and implemented the New Age Beverages Corporation 2016-2017 Long-Term Incentive Plan (the “2016-2017 Plan”). On May 30, 2019, our shareholders approved the New Age Beverages Corporation 2019 Equity Incentive Plan (the “2019 Plan”).

The following table sets forth information about our equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,583,473	$2.65	9,496,123
Equity compensation plans not approved by security holders	-	-	-
Total	5,583,473	$2.65	9,496,123

(1) Consists of 2,032,501 shares of unvested restricted stock and 3,550,972 shares issuable upon exercise of outstanding stock options.

(2) The weighted-average exercise price relates only to outstanding stock options.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 24, 2020, with respect to the beneficial ownership of our outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s named executive officers listed in the Summary Compensation Table (“named executive officers”) and directors; and (iii) the Company’s current directors and executive officers as a group. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

	Number of Shares of Common Stock Beneficially		Percentage of Shares of Common Stock Beneficially
Beneficial Owner	Owned		Owned(1)
5% Shareholders:
BlackRock, Inc.(2)	5,345,379		5.9%
Named Executive Officers and Directors:
Brent D. Willis	1,766,158	(3)	1.9%
Gregory A. Gould	148,500	(4)	*
Richard C. Rife	108,000		*
Ed Brennan	1,384,074		1.5%
Gregory Fea	123,574		*
Timothy J. Haas	379,074		*
Reginald Kapteyn	68,812		*
Amy Kuzdowicz	18,182		*
Alicia Syrett	-		*
All Current Executive Officers and Directors as a Group (10 persons)	3,891,374	(5)	4.3%

* Less than 1%.

(1) Based upon 90,872,507 shares issued and outstanding as of April 24, 2020.

(2) Based solely on a Schedule 13G filed on February 7, 2020. BlackRock, Inc. has sole voting power with respect to 5,275,029 shares and sole dispositive power with respect to 5,345,379 shares.

(3) Includes 78,000 shares held by the Corrine Willis Trust, of which the wife of Mr. Willis is the trustee. Mr. Willis disclaims beneficial ownership of these shares. Also includes 208,791 shares issuable within 60 days of April 24, 2020 upon exercise of stock options granted to Mr. Willis.

(4) Includes 33,000 shares issuable within 60 days of April 24, 2020 upon exercise of stock options granted to Mr. Gould.

(5) Includes an aggregate of 241,791 shares issuable within 60 days of April 24, 2020 upon exercise of stock options granted to the current executive officers, plus 81,000 shares owned by the spouses of executive officers. With respect to the 81,000 shares owned by the spouses of executive officers, such executive officers disclaim beneficial ownership of these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

RELATED PARTY TRANSACTIONS

The Audit Committee has responsibility for reviewing and, if appropriate, for approving any related party transactions that would be required to be disclosed pursuant to applicable SEC rules.

In addition to the executive officer and director compensation arrangements discussed above, the following is a description of each transaction since January 1, 2018 and any currently proposed transaction in which (i) we have been or are to be a participant, (ii) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and (iii) any of our directors, executive officers, holders of more than five percent of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Effective September 21, 2018, we entered into an Exchange Agreement with our Chief Executive Officer, Brent Willis, and our then-Chairman, Neil Fallon, pursuant to which these individuals exchanged an aggregate of 6,900,000 shares of common stock which they owned for an aggregate of 6,900 shares of the Company’s newly designated Series C Convertible Preferred Stock. The shares of Series C Preferred Stock automatically converted back into 6,900,000 shares of common stock upon the filing of an amendment to the Company’s Articles of Incorporation on October 23, 2018.

Review, Approval, or Ratification of Transactions with Related Parties

The Charter of our Governance Committee requires that any transaction with a related person that must be reported under applicable rules of the SEC must be reviewed and either approved, disapproved or ratified by our Governance Committee.

INDEPENDENCE OF DIRECTORS

Our Board is currently comprised of seven members. Our Board, upon recommendation of the Governance Committee, determined that our six non-employee directors, Messrs. Brennan, Haas, Fea, Dr. Kapteyn, Ms. Kuzdowicz and Ms. Syrett, are “independent” directors as such term is defined under the Nasdaq Capital Market stock market rules (the “Nasdaq Rules”) and the related rules of the SEC.

The definition of “independent director” included in the Nasdaq Rules includes a series of objective tests, such as that the director is not an employee of the Company, has not engaged in various types of specified business dealings with the Company, and does not have an affiliation with an organization that has had specified business dealings with the Company. Consistent with the Company’s corporate governance principles, the Board’s determination of independence is made in accordance with the Nasdaq Rules. As required by the Nasdaq Rules, the Board also has made a subjective determination with respect to each director that such director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).

Item 14. Principal Accounting Fees and Services.

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Accell served as our independent registered public accounting firm during 2018 and until September 20, 2019. Deloitte has served as our independent registered public accounting firm since September 20, 2019. Aggregate fees billed or incurred related to professional services rendered by Deloitte for 2019 and rendered by Accell for 2018 are set forth below.

	2019	2018
Audit Fees	$1,285,500	$203,422
Audit-Related fees	42,250	36,125
Tax Fees	151,050	-
All Other Fees	-	-
Total	$1,478,800	$239,547

Audit Fees

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements. During 2019, audit fees incurred by Deloitte were $1,285,500, which includes $75,500 of reimbursable expenses. During 2018, audit fees incurred by Accell were $203,422, which includes $15,572 of reimbursable travel expenses.

Audit-Related Fees

Audit-related fees consist of fees related to comfort letter procedures and fees associated with the review of registration statements and Forms 8-K related to equity offerings and acquisitions.

Tax Fees

Tax fees consist of aggregate fees billed by Deloitte for tax services during 2019 related to tax compliance and international tax consulting.

Our policy is to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee approved all services that our independent registered public accounting firms provided to us in the past two fiscal years.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
31.3+	Certification of Brent Willis, Chief Executive Officer Pursuant to Rule 13a-14(a)
31.4+	Certification of Gregory Gould, Chief Financial Officer Pursuant to Rule 13a-14(a)

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW AGE BEVERAGES CORPORATION

Date: April 28, 2020	By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer (Principal Financial and Accounting Officer)

