Form 10-Q
period 2020-03-31
New Age Beverages Corp
filed 2020-05-11
CIK 1579823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ____________to___________

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
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

The registrant had 92,592,395 shares of its common stock, $0.001 par value per share, outstanding as of May 7, 2020.

NEW AGE BEVERAGES CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

(In thousands, except par value per share)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$27,537	$60,842
Accounts receivable, net of allowance of $717 and $535, respectively	11,535	11,012
Inventories	33,657	36,718
Prepaid expenses and other	6,036	4,384

Total current assets	78,765	112,956

Long-term assets:
Identifiable intangible assets, net	42,546	43,443
Right-of-use lease assets	38,261	38,458
Property and equipment, net	28,716	28,443
Restricted cash, net of current portion	17,230	3,729
Goodwill	10,284	10,284
Deferred income taxes	9,066	9,128
Deposits and other	4,360	4,689

Total assets	$229,228	$251,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,645	$13,259
Accrued liabilities	41,960	49,451
Current portion of business combination liabilities	5,648	5,508
Current maturities of long-term debt	1,504	11,208

Total current liabilities	61,757	79,426

Long-term liabilities:
Long-term debt, net of current maturities	12,241	12,802
Operating lease liabilities, net of current portion:
Lease liability	35,135	35,513
Deferred lease financing obligation	16,378	16,541
Deferred income taxes	5,317	5,441
Other	9,606	9,132

Total liabilities	140,434	158,855

Contingencies (Note 10)

Stockholders’ equity:
Common Stock; $0.001 par value. Authorized 200,000 shares; issued and outstanding 87,245 and 81,873 shares as of March 31, 2020 and December 31, 2019, respectively	87	82
Additional paid-in capital	213,385	203,862
Accumulated other comprehensive income (loss)	(589)	802
Accumulated deficit	(124,089)	(112,471)

Total stockholders’ equity	88,794	92,275

Total liabilities and stockholders’ equity	$229,228	$251,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended March 31, 2020 and 2019

(In thousands, except loss per share amounts)

	2020	2019

Net revenue	$63,693	$58,307
Cost of goods sold	22,169	19,731

Gross profit	41,524	38,576

Operating expenses:
Commissions	19,515	18,038
Selling, general and administrative	30,608	26,842
Depreciation and amortization expense	1,781	2,236

Total operating expenses	51,904	47,116

Operating loss	(10,380)	(8,540)

Non-operating income (expense):
Gain (loss) from sale of property and equipment	(80)	6,442
Interest expense	(572)	(1,646)
Gain (loss) from change in fair value of derivatives	(326)	470
Interest and other income (expense), net	463	(42)

Loss before income taxes	(10,895)	(3,316)
Income tax benefit (expense)	(723)	1,700

Net loss	(11,618)	(1,616)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,391)	427

Comprehensive loss	$(13,009)	$(1,189)

Net loss per share (basic and diluted)	$(0.14)	$(0.02)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	85,371	75,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2020 and 2019

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Three Months Ended March 31, 2020
Balances, December 31, 2019	81,873	$82	$203,862	$802	$(112,471)	$92,275
Issuance of Common Stock for:
ATM public offering, net of offering costs	4,939	5	8,281	-	-	8,286
Exercise of stock options	2	-	4	-	-	4
Vesting of restricted stock awards	431	-	-	-	-	-
Stock-based compensation expense	-	-	1,238	-	-	1,238
Net change in other comprehensive income	-	-	-	(1,391)	-	(1,391)
Net loss	-	-	-	-	(11,618)	(11,618)

Balances, March 31, 2020	87,245	$87	$213,385	$(589)	$(124,089)	$88,794

Three Months Ended March 31, 2019
Balances, December 31, 2018	75,067	$75	$176,471	$626	$(22,636)	$154,536
Issuance of Common Stock for:
Exercise of stock options	200	-	418	-	-	418
Grant of restricted stock awards	126	-	576	-	-	576
Stock-based compensation expense	-	-	2,127	-	-	2,127
Net change in other comprehensive income	-	-	-	427	-	427
Net loss	-	-	-	-	(1,616)	(1,616)

Balances, March 31, 2019	75,393	$75	$179,592	$1,053	$(24,252)	$156,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2020 and 2019

(In thousands)

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,618)	$(1,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,879	2,236
Non-cash lease expense	1,282	1,389
Stock-based compensation expense	1,357	3,287
Loss (gain) from change in fair value of derivatives	326	(470)
Accretion and amortization of debt discount and issuance costs	140	1,113
Loss (gain) from sale of property and equipment	80	(6,442)
Change in fair value of earnout obligations	63	-
Deferred income tax benefit	(39)	(13,916)
Expense for make-whole premium	-	480
Changes in operating assets and liabilities:
Accounts receivable	(523)	387
Inventories	3,068	(2,470)
Prepaid expenses, deposits and other	85	122
Accounts payable	(675)	2,231
Other accrued liabilities	(8,946)	7,468

Net cash used in operating activities	(13,521)	(6,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	174	-
Capital expenditures for property and equipment	(1,591)	(283)
Net proceeds from sale of land and building in Japan:
Related to sale of property	-	35,873
Repair obligation	-	1,675
Security deposit under sale leaseback arrangement	-	(1,800)

Net cash provided by (used in) investing activities	(1,417)	35,465

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(10,075)	(16,196)
Proceeds from borrowings	-	36,550
Proceeds from issuance of common stock	8,288	-
Proceeds from deferred lease financing obligation	-	17,640
Payments under deferred lease financing obligation	(158)	-
Proceeds from exercise of stock options	4	418
Debt issuance costs paid	(57)	(250)
Payments for deferred offering costs	(2)	-
Cash paid for make-whole premium	-	(480)

Net cash provided by (used in) financing activities	(2,000)	37,682

Effect of foreign currency translation changes	(1,366)	566

Net increase (decrease) in cash, cash equivalents and restricted cash	(18,304)	67,512
Cash, cash equivalents and restricted cash at beginning of period	64,571	45,856

Cash, cash equivalents and restricted cash at end of period	$46,267	$113,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2020 and 2019

(In thousands)

	2020	2019

SUMMARY OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at end of period	$27,537	$109,956
Restricted cash at end of period:
Current (included in prepaid expenses and other)	1,500	-
Long-term	17,230	3,412

Total	$46,267	$113,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$227	$55
Cash paid for income taxes	$14,052	$1,200
Cash paid for amounts included in the measurement of operating lease liabilities	$2,394	$1,874
Right-of-use assets acquired in exchange for operating lease liabilities	$1,889	$18,366

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Restricted stock granted for prepaid compensation	$-	$576
Increase in payables for:
Debt discount and issuance costs	$179	$654
Capital expenditures	$35	$128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 —BASIS OF PRESENTATION AND SIGNFICANT ACCOUNTING POLICIES

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

Segments

The Company’s chief operating decision maker (the “CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance. The Company’s CODM assesses performance and allocates resources based on the financial information of two operating segments, the Noni by NewAge segment and the NewAge segment. These two reportable segments focus on the sale of distinctly different beverage products and are managed separately because they have different marketing strategies, customer bases, and economic characteristics. Please refer to Note 13 for additional information about the Company’s operating segments.

Basis of Presentation

The unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements for the three months ended March 31, 2020 should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2019, included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on March 16, 2020 and as amended on April 28, 2020 (the “2019 Form 10-K”).

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2019 have been derived from the Company’s audited financial statements. The Company’s financial condition as of March 31, 2020 and operating results for the three months ended March 31, 2020 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2020.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, impairment of goodwill and long-lived assets; valuation assumptions for earnout obligations and assets acquired in business combinations; valuation assumptions for stock options, warrants and equity instruments issued for goods or services; estimated useful lives for identifiable intangible assets and property and equipment; allowances for sales returns, chargebacks and inventory obsolescence; deferred income taxes and the related valuation allowances; and the evaluation and measurement of contingencies. Additionally, the full impact of COVID-19 is unknown and cannot be reasonably estimated. However, the Company has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation will be affected.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

Recently Adopted Standards. The following recently issued accounting standards were adopted during the three months ended March 31, 2020:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. In November 2018, ASU 2016-13 was amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 2018-19 clarifies that operating lease receivables are not within the scope of Accounting Standards Codification (“ASC”) 326-20 and should instead be accounted for under the new leasing standard, ASC 842. ASU 2016-13 and ASU 2018-19 are effective for the Company beginning in the first quarter of 2020. The adoption of ASU 2016-13 and ASU 2018-19 did not have a material impact on the Company’s results of operations or financial position.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 was adopted by the Company for the three months ended March 31, 2020 and did not have a material impact on the Company’s results of operations, financial position, and related disclosures.

Standards Required to be Adopted in Future Years. The following accounting standards are not yet effective for the Company.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and making simplifications in other areas. ASU 2019-12 is effective for the Company beginning in the first quarter of 2021, with early adoption in any interim period permitted. Management has not completed its evaluation to determine if this standard will be adopted before the first quarter of 2021, the impact that adoption of this standard will have on the Company’s consolidated financial statements, or the method that will be applied to adopt the standard.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 — LIQUIDITY AND GOING CONCERN

As of March 31, 2020, the Company had an accumulated deficit of $124.1 million and the Company incurred a net loss of $11.6 million for the three months ended March 31, 2020. Net cash used in operating activities amounted to $13.5 million for the three months ended March 31, 2020, of which approximately $13.1 million was attributable to income tax payments paid in March 2020 related to the sale leaseback discussed in Note 5.

As discussed in Note 6, the Company entered into the third amendment and waiver (the “Third Amendment”) to the EWB Credit Facility in March 2020. The Third Amendment is expected to have a significant impact on the Company’s liquidity and capital resources for the 12-month period ending March 31, 2021. The Third Amendment required the Company to deposit an initial amount of $15.1 million in restricted cash balances with EWB that was funded in March 2020. In addition, for any future amounts borrowed under the EWB Revolver, the Company is required to increase restricted cash deposits by the corresponding amount of the borrowings.

As a result, the Company’s available cash and cash equivalents decreased from $60.8 million at December 31, 2019 to $27.5 million at March 31, 2020.

As discussed in Note 14, on April 14, 2020, the Company entered into a loan with EWB in an aggregate principal amount of approximately $6.9 million under the Paycheck Protection Program (the “PPP Loan”) pursuant to the recently enacted U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). This loan is unsecured, and the Company may apply to EWB for forgiveness of the loan in accordance with the terms of the CARES Act. Also, as discussed in Note 14, during April 2020, the Company sold an aggregate of approximately 5.3 million shares of Common Stock under the ATM Agreement for net proceeds of approximately $7.4 million.

The Company has begun a new product and marketing strategy to increase demand for the Company’s products. The Company is also actively pursuing strategic alternatives relating to the U.S retail brands and the BWR division, which could significantly improve its overall financial performance and reduce cash flow needs. As discussed in Note 14, the Company also initiated a restructuring plan that is designed to achieve annualized selling, general and administrative cost reductions between $5.0 million and $7.0 million.

Management believes the existing cash resources, combined with proceeds of $6.9 million from the PPP Loan under the CARES Act, proceeds received under the ATM Agreement subsequent to March 31, 2020, and significant cost-cutting efforts, will be sufficient to fund the Company’s debt and lease obligations and working capital requirements through May 2021.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 — BUSINESS COMBINATIONS

BWR Business Combination

The Company completed a business combination with Brands Within Reach, LLC (“BWR”) in July 2019 that was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, and using the fair value concepts set forth in ASC 820, Fair Value Measurement. As a result of the business combination with BWR, the Company acquired certain key licensing and distribution rights in the United States for some of the world’s leading beverage brands. The purchase consideration consisted of cash payments of $1.5 million and the issuance of 107,602 shares of Common Stock with an estimated fair value of approximately $453,000.

For the three months ended March 31, 2020, the accompanying condensed consolidated statements of operations include net revenue of $2.1 million and a net loss of $2.3 million for the post-acquisition results of operations of BWR.

Unaudited Pro Forma Disclosures

The following table summarizes on an unaudited pro forma basis, the Company’s results of operations for the three months ended March 31, 2019 giving effect to the BWR business combination as if it had occurred on January 1, 2019 (in thousands, except loss per share amount):

Net revenue	$62,764
Net loss	$(1,685)
Net loss per share- basic and diluted	$(0.02)
Weighted average number of shares of common stock outstanding- basic and diluted	75,334

The pro forma financial results shown above reflect the historical operating results of the Company, including the unaudited pro forma results of BWR as if this business combination and the related equity issuances had occurred at the beginning of the first full calendar year preceding the acquisition date. The calculations of pro forma net revenue and pro forma net loss give effect to the pre-acquisition operating results of BWR based on (i) the historical net revenue and net income (loss), and (ii) incremental depreciation and amortization based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives. The pro forma information presented above does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Business Combination Liabilities

On December 21, 2018, the Company entered into a business combination with Morinda. The purchase consideration included the issuance of 43,804 shares of Series D Preferred Stock (the “Preferred Stock”) providing for the potential payment of up to $15.0 million (the “Milestone Dividend”) if the Adjusted EBITDA of Morinda was at least $20.0 million for the year ended December 31, 2019. If the Adjusted EBITDA of Morinda was less than $20.0 million, the Milestone Dividend was reduced whereby no Milestone Dividend was payable if actual Adjusted EBITDA was $17.0 million or lower. Adjusted EBITDA of Morinda for the year ended December 31, 2019 was less than $17.0 million and, accordingly, no Milestone Dividend was payable to the holders of the Preferred Stock. The Preferred Stock also provided for dividends at a rate of 1.5% per annum of the Milestone Dividend amount. The Company may choose to pay the Milestone Dividend and /or the annual dividend in cash or in kind, provided that if the Company chooses to pay in kind, the shares of Common Stock issued as payment therefore must be registered under the Securities Act of 1933, as amended (the “Securities Act”). The Preferred Stock terminated on April 15, 2020 and the cash dividend of approximately $0.3 million was paid on May 7, 2020.

As of March 31, 2020 and December 31, 2019, the following is a summary of purchase consideration payable to the former stockholders of Morinda, and outstanding earnout obligations related to business combinations with Morinda in December 2018 and the Marley Beverage Company (“Marley”) in June 2017 (in thousands):

	2020		2019

Payables to former Morinda stockholders:
Excess Working Capital (“EWC”) payable in
July 2020, net of discount	$5,360		$5,283
Earnout under Series D preferred stock	288		225
Marley earnout obligation	-	(1)	-	(1)
Total	$5,648		$5,508

(1)	The Company was previously obligated to make a one-time earnout payment of $1.25 million over a period of two years beginning at such time that revenue for the Marley reporting unit was equal to or greater than $15.0 million during any trailing twelve calendar month period. As of December 31, 2019, the Company determined that revenue for the Marley reporting unit was not expected to exceed the $15.0 million earnout threshold and, accordingly, there was no fair value related to this liability. The Company terminated its license agreement with Marley as of March 31, 2020 to eliminate this obligation.

NOTE 4 — OTHER FINANCIAL INFORMATION

Inventories

Inventories consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	2020	2019

Raw materials	$10,035	$12,848
Work-in-process	1,665	872
Finished goods, net	21,957	22,998
Total inventories	$33,657	$36,718

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Other Accrued Liabilities

As of March 31, 2020 and December 31, 2019, other accrued liabilities consisted of the following (in thousands):

	2020	2019

Accrued commissions	$8,754	$8,914
Accrued compensation and benefits	5,999	5,868
Accrued marketing events	6,660	4,568
Deferred revenue	3,370	1,358
Income taxes payable	3,090	15,227
Current portion of operating lease liabilities	5,724	5,673
Other accrued liabilities	8,363	7,843

Total accrued liabilities	$41,960	$49,451

Depreciation and Amortization Expense

Depreciation expense related to property and equipment amounted to $1.0 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense related to identifiable intangible assets was $0.9 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 — LEASES

Sale Leaseback

On March 22, 2019, the Company entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.1 million of the land and building in Tokyo that serves as the corporate headquarters of the Company’s Japanese subsidiary. Concurrently with the sale, the Company entered into a lease of this property for a term of 27 years with the option to terminate the lease any time after seven years. The monthly lease cost is ¥20.0 million (approximately $185,000 based on the exchange rate as of March 31, 2020) for the initial seven-year period of the lease term. Presented below is a summary of the selling price and resulting gain on sale calculation (in thousands):

Gross selling price	$57,129
Less commissions and other expenses	(1,941)
Less repair obligations	(1,675)
Net selling price	53,513
Cost of land and building sold	(29,431)
Total gain on sale	24,082
Portion of gain related to above-market rent concession	(17,640)

Recognized gain on sale	$6,442

The Company determined that $17.6 million of the $24.1 million gain on the sale of this property was the result of above-market rent inherent in the leaseback arrangement. The remainder of the gain of $6.4 million was attributable to the highly competitive process among the entities that bid to purchase the property, and is included in gain from sale of property and equipment in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2019.

The $17.6 million portion of the gain related to above-market rent is being accounted for as a deferred lease financing obligation. Accordingly, the operating lease payments are allocated to (i) reduce the operating lease liability, (ii) reduce the principal portion of the deferred lease financing obligation, and (iii) to recognize imputed interest expense at an incremental borrowing rate of 3.5% on the deferred lease financing obligation over the 20-year lease term. The present value of the future lease payments amounted to a gross operating lease liability of $31.9 million. After deducting the $17.6 million deferred lease financing obligations, the Company recognized an initial ROU asset and operating lease liability of approximately $14.3 million.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Operating Leases

The Company leases various office and warehouse facilities, vehicles and equipment under non-cancellable operating lease agreements that expire between April 2020 and March 2039. The Company has made accounting policy elections (i) to not apply the recognition requirements for short-term leases and (ii) for facility leases, when there are lease and non-lease components, such as common area maintenance charges, to account for the lease and non-lease components as a single lease component. For the three months ended March 31, 2020 and 2019, the Company had operating lease expense of $2.5 million and $2.3 million, respectively. As of March 31, 2020 and December 31, 2019, the weighted average remaining lease term under operating leases was 12.3 and 12.5 years, respectively. As of March 31, 2020 and December 31, 2019, the weighted average discount rate for ROU operating lease liabilities was 5.5% and 5.6%, respectively.

Future Lease Payments

As of March 31, 2020, future payments under operating lease agreements are as follows (in thousands):

Year Ending December 31,

Remainder of 2020	$6,436
2021	7,266
2022	5,877
2023	5,389
2024	5,222
Thereafter	28,729

Total operating lease payments	58,919
Less imputed interest	(18,060	)(1)

Present value of operating lease payments	$40,859

(1)	Calculated based on the term of the respective leases using discount rates ranging from 2.0% to 10.0%.

NOTE 6 — DEBT

Summary of Debt

As of March 31, 2020 and December 31, 2019, debt consisted of the following (in thousands):

	2020	2019

EWB Credit Facility:
Term loan, net of discount of $637 and $448 as of
March 31, 2020 and December 31, 2019, respectively	$13,738	$14,302
Revolver	-	9,700
Installment notes payable	7	8

Total	13,745	24,010
Less current maturities	(1,504)	(11,208)

Long-term debt, less current maturities	$12,241	$12,802

Future Debt Maturities

As of March 31, 2020, the scheduled future maturities of long-term debt, exclusive of discount accretion, are as follows:

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Year Ending December 31,

Remainder of 2020	$1,129
2021	1,503
2022	1,500
2023	10,250

Total	$14,382

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

Borrowings outstanding under the EWB Credit Facility initially provided for interest at the prime rate plus 0.50%. As of December 31, 2019, the prime rate was 4.75% and the contractual rate applicable to outstanding borrowings under the EWB Credit Facility was 5.25%. Pursuant to the Third Amendment discussed below, the interest rate applicable to outstanding borrowings under the EWB Credit Facility increased from 0.5% to 2.0% in excess of the prime rate beginning on March 13, 2020. As of March 31, 2020, the prime rate was 3.25% and the contractual rate applicable to outstanding borrowings under the EWB Credit Facility was 5.25%. Payments under the EWB Term Loan were interest-only through September 30, 2019, followed by monthly principal payments of $125,000 plus interest through the stated maturity date of the EWB Term Loan.

The EWB Credit Facility requires compliance with certain financial and restrictive covenants and includes customary events of default. Key financial covenants include maintenance of minimum Adjusted EBITDA and a maximum Total Leverage Ratio (all as defined and set forth in the EWB Credit Facility). As of December 31, 2019, the Company was not in compliance with the financial covenants related to the EWB Credit Facility. On March 13, 2020, the Company entered into the Third Amendment to the EWB Credit Facility (the “Third Amendment”) that included a waiver of non-compliance with all financial covenants. As of March 31, 2020, the Company was in compliance with all of the terms under the EWB Credit Facility, as amended. In addition to the change in interest rate discussed above, the Third Amendment modified the Credit Facility as follows:

●	The Company was required to make an initial deposit of $15.1 million in restricted cash accounts designated by EWB. The future requirement to maintain restricted cash will be reduced by the amount of future principal payments under the EWB Term Loan. As of March 31, 2020, the Company had made deposits in the restricted cash accounts for the entire $15.1 million.
●	For any future amounts borrowed under the EWB Revolver, the Company is required to increase restricted cash deposits by the corresponding amount of the borrowings.
●	Less stringent requirements are applicable for future compliance with the minimum adjusted EBITDA covenant, the maximum total leverage ratio, and the fixed charge coverage ratio. Additionally, compliance with the maximum total leverage ratio and the fixed charge coverage ratio have been delayed until June 30, 2021.
●	The existing provision related to “equity cures” that may be employed to maintain compliance with financial covenants was increased from $5.0 million to $15.0 million for the year ending December 31, 2020, and to $10.0 million per year for each calendar year thereafter.
●	The Company is required to obtain equity infusions for at least $15.0 million for the first six months of 2020, of which gross proceeds of $8.5 million were received for the three months ended March 31, 2020 as discussed in Note 7, and gross proceeds of $7.6 million were received after March 31, 2020 as discussed in Note 14. Additional equity infusions that result in gross proceeds of $13.9 million must be received by December 31, 2020.

The Company evaluated the terms of the Third Amendment and determined it should be accounted for as a modification, whereby additional debt discount and issuance costs of approximately $0.2 million were incurred.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 — STOCKHOLDERS’ EQUITY

On April 30, 2019, the Company entered into an At the Market Offering Agreement (“ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”), pursuant to which the Company may offer and sell from time to time up to an aggregate of $100 million in shares of the Company’s Common Stock (the “Placement Shares”) through the Agent. The Agent is acting as sales agent and is required to use commercially reasonable efforts to sell on the Company’s behalf all of the Placement Shares requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and the Company.

The Company has no obligation to sell any of the Placement Shares under the ATM Agreement. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital. Under the terms of the ATM Agreement, the Company agreed to pay the Agent a commission equal to 3.0% of the gross proceeds from the gross sales price of the Placement Shares up to $30 million, and 2.5% of the gross proceeds from the gross sales price of the Placement Shares in excess of $30 million. In addition, the Company has agreed to pay certain expenses incurred by the Agent in connection with the offering. Through March 31, 2020, an aggregate of approximately 10.9 million shares of Common Stock were sold for gross proceeds of approximately $29.3 million. For the three months ended March 31, 2020, an aggregate of 4.9 million shares were sold for gross proceeds of $8.5 million. Total commissions and fees were deducted for $0.2 million for the three months ended March 31, 2020. As discussed in Note 14, on May 8, 2020, the ATM Agreement was amended and restated to eliminate the termination date of April 30, 2020. As amended and restated, the ATM Agreement will terminate when all of the Placement Shares have been sold, or earlier by the Company upon five business days’ notice to the Agent, at any time by the Agent, or by the mutual agreement of the parties.

NOTE 8 — STOCK OPTIONS AND WARRANTS

Stock Option Activity

The following table sets forth stock option activity under the Company’s stock option plans for the three months ended March 31, 2020 (shares in thousands):

	Shares		Price (1)	Term (2)

Outstanding, beginning of period	3,551		$2.65	8.7
Grants to:
Employees	417		1.79
Non-employees	10		1.77
Forfeited	(93)		3.79
Exercised	(2)		1.79

Outstanding, end of period	3,883	(3)	2.53	8.6

Vested, end of period	1,415	(3)	2.45	7.3

(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the stock options expire.
(3)	As of March 31, 2020, the closing price of the Company’s Common Stock was $1.39 per share resulting in no intrinsic value associated with any outstanding stock options.

For the three months ended March 31, 2020, the valuation assumptions for stock options granted to employees and non-employees under the Company’s equity incentive plans were estimated on the date of grant using the BSM option-pricing model with the following weighted-average assumptions:

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Grant date closing price of Common Stock	$1.79
Expected life (in years)	5.8
Volatility	104%
Dividend yield	0%
Risk-free interest rate	1.2%

Based on the assumptions set forth above, the weighted-average grant date fair value per share for stock options granted for the three months ended March 31, 2020 and 2019 was $1.43 and $4.24, respectively. The BSM model requires various subjective assumptions that represent management’s best estimates of the fair value of the Company’s Common Stock, volatility, risk-free interest rates, expected term, and dividend yield. The expected term represents the weighted-average period that options granted are expected to be outstanding giving consideration to vesting schedules. Because the Company does not have an extended history of actual exercises, the Company has estimated the expected term using a simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. The Company has never declared or paid cash dividends and does not plan to pay cash dividends in the foreseeable future; therefore, the Company used an expected dividend yield of zero. The risk-free interest rate is based on U.S. Treasury rates in effect for maturities based on the expected term of the grant. The expected volatility is based on the historical volatility of the Company’s Common Stock for the period beginning in August 2016 when its shares were first publicly traded through the grant date of the respective stock options.

Restricted Stock Activity

The following table sets forth activity related to grants of restricted stock under the Company’s stock option plans for the three months ended March 31, 2020 (in thousands):

	Equity-Classified Awards				Liability-Classified Awards (1)
	Number of		Unvested		Number of		Unvested
	Shares		Compensation		Shares		Compensation

Outstanding, December 31, 2019	2,123		$4,605		37		$67
Shares issued to Board members	339	(2)	600	(2)	-		-
Unvested awards granted to employees with service vesting criteria	206	(3)	365	(3)	-		-
Forfeitures	(2)		(9)		-		-
Fair value adjustments and other	-		(75)		(1)		(17	)(1)
Vested shares and expense	(203	)(4)	(726	)(4)	-	(4)	(6	)(4)

Outstanding, March 31, 2020	2,463		$4,760		36		$44

Intrinsic value, March 31, 2020	$3,424	(5)			$51	(5)

(1)	Certain awards granted to employees in China are not permitted to be settled in shares, which requires classification as a liability in the Company’s condensed consolidated balance sheets. This liability is adjusted based on the closing price of the Company’s Common Stock at the end of each reporting period until these awards vest. As of March 31, 2020 and December 31, 2019, the cumulative amount of compensation expense recognized is based on the progress toward vesting and the total fair value of the respective awards on those dates.
(2)	Represents grants to members of the Board of Directors whereby the shares of Common Stock will be issued upon vesting, which occurs one year after the grant date. The fair value of the shares was recorded based on the closing price for the Company’s Common Stock of $1.77 per share on the grant date.
(3)	Represents restricted stock awards that generally vest over three years with fair value determined based on the closing price of the Company’s Common Stock on the respective grant dates.
(4)	The “Number of Shares” column reflects shares that vested due to achievement of service conditions during the three months ended March 31, 2020. The “Unvested Compensation” column reflects the stock-based compensation expense recognized for both vested and unvested awards during the period.
(5)	The intrinsic value is based on the closing price of the Company’s Common Stock of $1.39 per share on March 31, 2020.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation Expense

Substantially all stock-based compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The table below summarizes stock-based compensation expense related to stock options and restricted stock awards for the three months ended March 31, 2020 and 2019, and the unrecognized compensation expense as of March 31, 2020 and 2019 (in thousands):

	Expense Recognized For		Unrecognized Expense
	Three Months Ended March 31,		as of March 31:
	2020	2019	2020	2019

Plan-based stock options awards	$625	$1,315	$4,515	$4,309
Plan-based restricted stock awards:
Equity-classified	726	1,353	4,760	3,213
Liability-classified	6	565	44	1,920
Non-plan equity-classified restricted stock awards	-	54	-	10

Total	$1,357	$3,287	$9,319	$9,452

As of March 31, 2020, unrecognized stock-based compensation expense is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.2 years for stock options, 2.0 years for equity-classified restricted stock awards, and 1.8 years for liability-classified restricted stock awards.

Warrants

As of March 31, 2020 and 2019, the Company had warrants outstanding for 0.3 million and 0.1 million shares of Common Stock, respectively. For the three months ended March 31, 2020 and 2019, no warrants were granted, exercised or expired.

NOTE 9 — INCOME TAXES

The Company’s provision for income taxes for the three months ended March 31, 2020 and 2019 resulted in income tax expense of $0.7 million and an income tax benefit of $1.7 million, respectively. The effective tax rate as a percentage of pre-tax losses for the three months ended March 31, 2020 and 2019 was negative 7% and 51%, respectively, compared to the U.S. federal statutory rate of 21%. The negative effective tax rate for the three months ended March 31, 2020 was primarily due to foreign income tax expense on profitable foreign operations and the impact of the domestic valuation allowance offsetting domestic income tax benefits. The difference between the effective tax rate for the first quarter of 2019 and the U.S. federal statutory rate was primarily attributable to losses of foreign subsidiaries.

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

The total outstanding balance for liabilities related to unrecognized tax benefits was $1.5 million as of March 31, 2020 and December 31, 2019. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 —CONTINGENCIES

Litigation, Claims and Assessments

The Company’s operations are subject to numerous governmental rules and regulations in each of the countries it does business. These rules and regulations include a complex array of tax and customs regulations as well as restrictions on product ingredients and claims, the commissions paid to the Company’s independent product consultants (“IPCs”), labeling and packaging of products, conducting business as a direct-selling business, and other facets of manufacturing and selling products. In some instances, the rules and regulations may not be fully defined under the law or are otherwise unclear in their application. Additionally, laws and regulations can change from time to time, as can their interpretation by the courts, administrative bodies, and the tax and customs authorities in each country. The Company actively seeks to be in compliance, in all material respects, with the laws of each of the countries in which it does business and expects its IPCs to do the same. The Company’s operations are often subject to review by local country tax and customs authorities and inquiries from other governmental agencies. No assurance can be given that the Company’s compliance with governmental rules and regulations will not be challenged by the authorities or that such challenges will not result in assessments or required changes in the Company’s business that could have a material impact on its business, consolidated financial statements and cash flow.

The Company has various non-income tax contingencies in several countries. Such exposure could be material depending upon the ultimate resolution of each situation. As of March 31, 2020 and December 31, 2019, the Company has recorded a current liability under ASC 450, Contingencies, of approximately $1.9 million and $0.9 million, respectively.

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

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus had resulted in a world-wide pandemic. The U.S. economy has been largely shut down by mass quarantines and government mandated stay-in-place orders (the “Orders”) to halt the spread of the virus. These Orders have required some of the Company’s employees to work from home when possible, and other employees have been entirely prevented from performing their job duties until the Orders are relaxed or lifted. These Orders have adversely impacted restaurants, hotels, stadiums and airports in the United States, whereby that line of the Company’s distribution business has been negatively impacted since March 2020. The world-wide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it could have a material adverse effect on the Company’s business as consumer demand for its products could decrease.

In foreign jurisdictions, which accounted for approximately 70% of the Company’s net revenue for the three months ended March 31, 2020, the impact of the pandemic did not have a significant impact on net revenue through March 31, 2020. While the Company’s direct-to-consumer selling model typically relies heavily on the use of its IPC sales force in close contact with customers, the pandemic has required alternative selling approaches such as through social media. As long as Orders are in place around the world, no assurance can be provided that the Company will be able to avoid future reductions in net revenue using alternative selling approaches that avoid direct contact with customers.

In certain jurisdictions, the Orders are beginning to be relaxed but considerable uncertainty remains about the ultimate impact on the Company’s business. Even if the Orders are lifted, there is no assurance that they will not be reinstated if the spread of COVID-19 resumes. While the current disruption to the Company’s business is expected to be temporary, the long-term financial impact on the Company’s business cannot be reasonably estimated at this time.

NOTE 11 —NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share includes dilutive stock options, unvested restricted stock awards, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. For the three months ended March 31, 2020 and 2019, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. As of March 31, 2020 and 2019, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2020	2019

Equity incentive plan awards:
Stock options	3,883	2,759
Unissued and unvested restricted stock awards	2,499	1,227
Common stock purchase warrants	311	103

Total	6,693	4,089

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

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

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of March 31, 2020 and December 31, 2019, the fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values due to the short-term nature of these instruments. Cash equivalents consist of short-term certificates of deposit that are classified as Level 2. The recorded amounts for the debt obligations in Notes 3 and 7 also approximated fair value due to the short-term maturities, variable nature of the interest rates and/or since the instruments had been recently negotiated.

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of March 31, 2020 and December 31, 2019 were as follows:

	As of March 31, 2020				As of December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Earnout under Series D preferred stock	$-	$-	$288	$288	$-	$-	$225	$225
Interest rate swap liability	-	425	-	425	-	99	-	99

Total	$-	$425	$288	$713	$-	$99	$225	$324

Valuation assumptions for the earnout under the Series D preferred stock are set forth in Note 3. The interest rate swap agreement provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.50%, and is classified within Level 2 of the fair value hierarchy. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended March 31, 2020 and 2019, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Significant Concentrations

A significant portion of the Noni by NewAge business is conducted in foreign markets, exposing the Company to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations. For the three months ended March 31, 2020 and 2019, approximately 70% and 72%, respectively, of the Company’s consolidated net revenue was generated outside the United States, primarily in the Asia Pacific market. Most of the Noni by NewAge’s products have a component of the Noni plant, Morinda Citrifolia (“Noni”) as a common element. Tahitian Noni® Juice, MAX and other noni-based beverage products comprise over 80% of net revenue of the Noni by NewAge segment. However, if consumer demand for these products decreases significantly or if the Company ceases to offer these products without a suitable replacement, the Company’s consolidated financial condition and operating results would be adversely affected. The Company purchases fruit and other Noni-based raw materials from French Polynesia, but these purchases of materials are from a wide variety of individual suppliers with no single supplier accounting for more than 10% of its raw material purchases during the three months ended March 31, 2020. However, as the majority of the raw materials are consolidated and processed at the Company’s plant in Tahiti, the Company could be negatively affected by certain governmental actions or natural disasters if they occurred in that region of the world. For the three months ended March 31, 2020 and 2019, no single customer accounted for 10% or more of the Company’s consolidated net revenue.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. Cash deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of March 31, 2020, the Company had cash and cash equivalents with two financial institutions in the United States with balances of $13.4 million and $1.4 million, and two financial institutions in China with balances of $8.3 million and $8.0 million. As of December 31, 2019, the Company had cash and cash equivalents with two financial institutions in the United States with balances of $22.2 million and $1.4 million, and two financial institutions in China with balances of $6.6 million and $3.6 million. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

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

NOTE 13 — SEGMENTS AND GEOGRAPHIC CONCENTRATIONS

Reportable Segments

The Company follows segment reporting in accordance with ASC Topic 280, Segment Reporting. The Company’s operating segments consist of the Noni by NewAge segment and the NewAge segment.

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

The NewAge segment markets and sells a portfolio of healthy beverage brands including XingTea, Búcha® Live Kombucha, Coco-Libre, Evian, Nestea, Illy Coffee and Volvic. These products are distributed through the Company’s Direct Store Distribution (“DSD”) network and a hybrid of other routes to market throughout the United States and in a few countries around the world. The NewAge brands are sold in all channels of distribution including hypermarkets, supermarkets, pharmacies, convenience, gas and other outlets. The NewAge segment distributes beverages to retail customers in Colorado and surrounding states, and sells beverages to wholesale distributors, key account owned warehouses and international accounts using several distribution channels.

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Net revenue by reporting segment for the three months ended March 31, 2020 and 2019, was as follows (in thousands):

Segment	2020	2019

Noni by NewAge	$50,110	$48,222
NewAge	13,583	10,085

Net revenue	$63,693	$58,307

Gross profit by reporting segment for the three months ended March 31, 2020 and 2019, was as follows (in thousands):

Segment	2020	2019

Noni by NewAge	$39,606	$37,705
NewAge	1,918	871

Total gross profit	$41,524	$38,576

Assets by reporting segment as of March 31, 2020 and December 31, 2019, were as follows (in thousands):

Segment	2020	2019

Noni by NewAge	$186,610	$201,600
NewAge	42,618	49,530

Total assets	$229,228	$251,130

Depreciation and amortization expense by reporting segment for the three months ended March 31, 2020 and 2019, was as follows (in thousands):

Segment	2020	2019

Noni by NewAge	$1,719	$1,695
NewAge	160	541

Total depreciation and amortization	$1,879	$2,236

Cash payments for capital expenditures for property and equipment and identifiable intangible assets by reporting segment for the three months ended March 31, 2020 and 2019, were as follows (in thousands):

Segment	2020	2019

Noni by NewAge	$1,467	$116
NewAge	124	295

Total capital expenditures	$1,591	$411

Geographic Concentrations

The Company attributes net revenue to geographic regions based on the location of its customers’ contracting entity. The following table presents net revenue by geographic region for the three months ended March 31, 2020 and 2019 (in thousands):

	2020	2019

United States of America	$19,385	$16,455
Japan	20,867	20,700
China	14,975	13,155
Other countries	8,466	7,997

Net revenue	$63,693	$58,307

NEW AGE BEVERAGES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2020 and December 31, 2019, the net carrying value of property and equipment located outside of the United States amounted to approximately $22.6 million and $22.1 million, respectively.

NOTE 14 — SUBSEQUENT EVENTS

ATM Agreement

On May 8, 2020, the ATM Agreement discussed in Note 7 was amended and restated to eliminate the previous termination date of April 30, 2020. As amended and restated, the ATM Agreement will terminate (i) when all of the Placement Shares have been sold, (ii) if we elect to terminate upon five business days’ notice to the Agent, (iii) at any time by the Agent, or (iv) by the mutual agreement of the parties. During April 2020 the Company sold an aggregate of approximately 5.3 million shares of Common Stock under the ATM Agreement for net proceeds of approximately $7.4 million.

PPP Loan

On April 14, 2020, the Company entered into the PPP Loan with EWB in an aggregate principal amount of approximately $6.9 million pursuant to the CARES Act. The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration. The Company may apply to the lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the eight-week period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to pay interest at 1.0%, and commencing in October 2020 principal and interest payments will be required through the maturity date in April 2022.The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loan may be accelerated upon the occurrence of an event of default.

Employment Agreements

On May 8, 2020, the Company entered into employment agreements with three executive officers that provide for aggregate annual base compensation of $1.7 million plus potential for annual performance bonuses ranging between 50% and 100% of annual base compensation. The agreements expire on January 1, 2023 and provide for annual renewal periods thereafter. If the employment agreements are terminated by the Company before the expiration date, the Company will be required to make severance payments of between 9 and 18 months of base compensation and health insurance benefits, plus the entire performance bonus that would have been otherwise payable for the year in which termination occurs. If termination occurs in connection with a change of control, the Company is required to make (i) severance payments of between 150% and 200% of annual base compensation plus the performance bonus applicable in the year in which termination occurs, and (ii) payments for up to 18 months of health insurance benefits.

Restructuring

In April 2020, the Company initiated a restructuring plan that is designed to achieve annualized selling, general and administrative cost reductions between $5.0 million and $7.0 million. This restructuring plan is primarily focused on reductions in marketing personnel and consulting resources. No assurance can be provided that the restructuring plan will be successful in achieving the intended cost reductions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding COVID-19

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus had resulted in a world-wide pandemic. The U.S. economy has been largely shut down by mass quarantines and government mandated stay-in-place orders (the “Orders”) to halt the spread of the virus. These Orders have required some of our employees to work from home when possible, and other employees have been entirely prevented from performing their job duties until the Orders are relaxed or lifted. Due to the COVID-19 pandemic and the related Orders that were in effect in March 2020, sales by the NewAge segment to restaurants, hotels, stadiums and airports decreased by more than 70% between January and April 2020. We expect these lower sales levels for this line of business in our NewAge segment to continue until the COVID-19 Orders are lifted and consumers resume visiting restaurants and traveling. In foreign jurisdictions, which account for over 70% of our net revenue, our direct-to-consumer selling model typically relies heavily on the use of our IPC sales force in close contact with our customers. The COVID-19 pandemic has required alternative selling approaches such as through social media. We may be unable to avoid future reductions in net revenue using these alternative selling approaches that avoid direct contact with our customers. The world-wide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it could have a material adverse effect on our business as consumer demand for our products could decrease.

In certain jurisdictions, the Orders are beginning to be relaxed but considerable uncertainty remains about the ultimate impact on our business. Even if the Orders are lifted, there is no assurance that they will not be reinstated if the spread of COVID-19 resumes. While the current business disruption is expected to be temporary, the long-term financial impact on our business cannot be reasonably estimated at this time.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

●	Anticipated operating results, including revenue and earnings.
●	Our expectations about the extent and duration of COVID-19 on our business.
●	Volatility in credit and market conditions.
●	Our belief that we have sufficient liquidity to fund our business operations over the next 12 months.
●	Ability to bring new products to market in an ever-changing and difficult regulatory environment.
●	Ability to re-patriate cash from certain foreign markets.
●	Strategy for customer retention and growth.
●	Risk management strategy.
●	Expected capital expenditure levels for 2020.
●	Ability to successfully integrate acquisitions.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A. “Risk Factors” of our 2019 Annual Report on Form 10-K as filed with the SEC on March 16, 2020 (the “2019 Form 10-K”), and additional Risk Factors discussed in Part II, Item 1A of this Report. Moreover, we operate in very competitive and rapidly changing markets. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with (i) our financial statements and related notes included in Part I, Item 1 of this Report, (ii) our audited financial statements for the years ended December 31, 2019 and 2018 set forth in Item 8 of our 2019 Form 10-K, and (iii) the related Management’s Discussion and Analysis set forth in Item 7 of our 2019 Form 10-K.

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

Our Business Model

Our mission is to inspire and educate the planet to “live healthy,” and we support this mission in part, by providing healthier, better-for-you products, that support improvement in people’s lives and health. Our goal is to do well by doing good, and in the process of embodying our mission, deliver superior, sustainable profitable growth and superior return on investment for our shareholders.

We are a healthy beverages and lifestyles purpose-driven company engaged in the development and commercialization of a portfolio of organic, natural and other better-for-you products. Those products are grouped into three category platforms, health & wellness, healthy appearance, and nutritional performance. We focus on the development and commercialization of healthy, functionally-differentiated brands within those platforms utilizing Noni, cannabidiol (“CBD”), plant-based ingredients, or phytonutrients as points of difference across the portfolio. We also are one of a few companies in our industry that commercializes its business across multiple channels, employing an omni-channel distinctive route to market, including products sold in traditional retail, ecommerce, direct to consumer, and via our Direct-Store-Distribution (“DSD”) Network. NewAge is building its omni-channel route to market in the 60 countries in which the Company operates, including leverage of its independent product consultants (“IPCs”), a peer-to-peer selling group of approximately 280,000 independent contractor IPCs and customers worldwide.

We believe consumer awareness of the benefits of healthier lifestyles and the availability of heathier products is rapidly accelerating worldwide, and we are seeking to capitalize on that shift. We also believe consumer purchasing behavior is shifting with significantly greater purchases made via ecommerce and alternative to traditional retail channels, with increasing demand for delivery direct to consumer’s homes.

To address the changes in consumer behaviors and opportunities presented by those shifts, NewAge implements a range of marketing and sales initiatives to capitalize on those shifts and build our brands with consumers. We intend for each of our brands to have superior functionality and efficacy versus their competitors, and at the same time, connect emotionally with their respective target audiences. We believe that building emotional connections with consumers, supported by functional points of difference, is critical to building brand loyalty.

Our brand portfolio consists of a range of owned brands and licensed brands that we commercialize through our omni-channel route to market. The owned brands include Tahitian Noni Juice, Te Mana, Hiro, Xing, Búcha Live Kombucha, Coco Libre, Aspen Pure and ‘Nhanced. The licensed brands include Nestea, Volvic, Evian, Illy and a range of specialty brands sold primarily in specialty outlets and the natural channel and retailers.

Operating Segments

The direct to consumer segment of our business acquired from Morinda Holdings, Inc. (“Morinda”) is now rebranded Noni by NewAge. We manage this business segment regionally with Asia Pacific being our largest region, followed by North America, and then our LEAD Division which includes Latin America, Europe and the rest of the world markets. The Noni by NewAge segment is engaged in the development, manufacturing, and marketing of Tahitian Noni® Juice, a range of other noni-based beverages, the Te Mana portfolio of Healthy Appearance products as well as various other nutritional, cosmetic and personal care products. The Noni by NewAge segment has manufacturing operations in Tahiti, Germany, Japan, the United States, and China. The products of the Noni by NewAge segment are sold and distributed in more than 60 countries using IPC’s through our direct to consumer selling network and e-commerce business model. Asia Pacific represents approximately 79% of this business, followed by North America at around 12%, with the LEAD Division comprising the remainder of 9%.

The NewAge segment manufactures, markets and sells a portfolio of healthy beverage brands including Nestea, Illy, Xing, Búcha Live Kombucha, Aspen Pure, Coco-Libre, Evian, Volvic, and a range of other imported specialty brands. These products are distributed through our DSD network and a hybrid of other routes to market throughout the United States and in 25 countries around the world. The NewAge brands are sold in all channels of distribution including hypermarkets, supermarkets, pharmacies, convenience, restaurants, hotels, airports, gas and other outlets.

Recent Developments

Reference is made to Notes 6 and 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recent developments since January 1, 2020, including an amendment to the EWB Credit Facility in March 2020 as discussed in Note 6, and the ATM Agreement that resulted in net proceeds of $8.3 million for the three months ended March 31, 2020, as discussed in Note 7. In addition, reference is made to Note 14 to our condensed consolidated financial statements for discussion of additional financing activities completed in April 2020, including net proceeds under the ATM Agreement of $7.4 million, and proceeds from the PPP Loan with EWB in an aggregate principal amount of approximately $6.9 million pursuant to the recently-enacted U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). These recent developments are also discussed below under the caption Liquidity and Capital Resources.

In March 2020, we initiated a strategic review of our U.S. retail brands and the BWR division. This review is currently in process and is expected to be completed in the summer of 2020. We have not entered into any agreements or understandings with any potential strategic partners in connection with such review.

Key Components of Consolidated Statements of Operations

For a description of the key components of our condensed consolidated statements of operations, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

For a discussion of our critical accounting policies, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K.

Results of Operations

Our consolidated statements of operations for the three months ended March 31, 2020 and 2019 are presented below (dollars in thousands):

	2020	2019	Change	Percent

Net revenue	$63,693	$58,307	$5,386	9%
Cost of goods sold	22,169	19,731	2,438	12%

Gross profit	41,524	38,576	2,948	8%
Gross margin	65%	66%

Operating expenses:
Commissions	19,515	18,038	1,477	8%
Selling, general and administrative	30,608	26,842	3,766	14%
Depreciation and amortization expense	1,781	2,236	(455)	-20%

Total operating expenses	51,904	47,116	4,788	10%

Operating loss	(10,380)	(8,540)	(1,840)	22%

Non-operating income (expenses):
Gain (loss) from sale of property and equipment	(80)	6,442	(6,522)	-101%
Interest expense	(572)	(1,646)	1,074	-65%
Gain (loss) from change in fair value of derivatives	(326)	470	(796)	-169%
Interest and other income (expense), net	463	(42)	505	-1202%

Loss before income taxes	(10,895)	(3,316)	(7,579)	229%
Income tax benefit (expense)	(723)	1,700	(2,423)	-143%

Net loss	$(11,618)	$(1,616)	$(10,002)	619%

Comparison of Three Months ended March 31, 2020 and 2019

Presented below is our net revenue, cost of goods sold, gross profit and gross margin by segment for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Noni by NewAge Segment				NewAge Segment
	2020	2019	Change	Percent	2020	2019	Change	Percent

Net revenue	$50,110	$48,222	$1,888	4%	$13,583	$10,085	$3,498	35%
Cost of goods sold	10,504	10,517	(13)	0%	11,665	9,214	2,451	27%

Gross profit	$39,606	$37,705	$1,901	5%	$1,918	$871	$1,047	120%
Gross margin	79%	78%			14%	9%

Net Revenue. Net revenue increased from $58.3 million for the three months ended March 31, 2019 to $63.7 million for the three months ended March 31, 2020, an increase of $5.4 million or 9%. For the three months ended March 31, 2020, this increase consisted of increases in net revenue of $3.5 million for the NewAge segment and $1.9 million for the Noni by NewAge segment.

Net revenue for the NewAge segment increased by $3.5 million from $10.1 million for the three months ended March 31, 2019 to $13.6 million for the three months ended March 31, 2020. The increase in net revenue for the NewAge segment was primarily attributable to an increase in net revenue of $1.4 million for our DSD division and the July 2019 acquisition of BWR, which had net revenue of $2.1 million for the three months ended March 31, 2020. We are currently evaluating our strategic alternatives with our U.S retail brands and the BWR division which generated an aggregate of $3.3 million of the revenue in the NewAge segment during the quarter ended March 31, 2020. Net revenue for the Noni by NewAge segment increased by $1.9 million from $48.2 million for the three months ended March 31, 2019 to $50.1 million for the three months ended March 31, 2020. The increase in net revenue for the Noni by NewAge segment was primarily attributable to higher unit sales in China that resulted in increased net revenue. For the three months ended March 31, 2019, we believe net revenue in China was adversely affected by an unfavorable regulatory environment that no longer exists.

Cost of goods sold. Cost of goods sold increased from $19.7 million for the three months ended March 31, 2019 to $22.2 million for the three months ended March 31, 2020, an increase of $2.4 million. For the three months ended March 31, 2020, substantially all of this increase was attributable to the July 2019 acquisition of BWR.

Despite the increase in net revenue of $1.9 million for the Noni by NewAge segment, cost of goods sold was substantially unchanged, primarily due to a charge of $0.8 million related to the Morinda business combination which closed on December 21, 2018. The fair value of work-in-process and finished goods inventories on the closing date exceeded the historical carrying value by approximately $2.2 million. This amount represented an element of built-in profit on the closing date that was charged to cost of goods sold as the related inventories were sold in 2019. For the three months ended March 31, 2019, a portion of the closing date inventories was sold, which resulted in a charge to cost of goods sold of approximately $0.8 million.

Gross profit. Gross profit increased from $38.6 million for the three months ended March 31, 2019 to $41.5 million for the three months ended March 31, 2020, an increase of $2.9 million or 8%. The increase in gross profit was primarily due to the Noni by NewAge segment which accounted for $1.9 million of gross profit due to higher net revenue and flat cost of goods sold as discussed above. The NewAge segment accounted for $1.0 million of the increase in gross profit, driven by net revenue that increased by 35% whereas cost of goods sold only increased by 27%. We are currently evaluating our strategic alternatives with our U.S. retail brands and the BWR division, which incurred a loss of $0.1 million of gross profit during the quarter ended March 31, 2020. For the three months ended March 31, 2020, consolidated gross margin decreased from 66% to 65%. Gross margin for our Noni by NewAge segment increased by 1% whereas gross margin for the NewAge segment increased by 5% primarily due to improved performance by the DSD distribution network of the NewAge segment.

Commissions. Commissions increased from $18.0 million for the three months ended March 31, 2019 to $19.5 million for the three months ended March 31, 2020, an increase of $1.5 million. Commissions for the Noni by NewAge segment increased from $17.8 million for the three months ended March 31, 2019 to $19.0 for the three months ended March 31, 2020. The increase in commissions of $1.2 million for the Noni by NewAge segment was primarily attributable to higher net revenue for the three months ended March 31, 2020. Commissions related to the NewAge segment increased by $0.2 million primarily due to $3.3 million of net revenue from the BWR reporting unit that was acquired in July 2019. For the three months ended March 31, 2020, commissions for the Noni by NewAge segment amounted to approximately 38% of the related net revenue whereas commissions for the NewAge segment were approximately 4% of the related net revenue of the NewAge segment.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased from $26.8 million for the three months ended March 31, 2019 to $30.6 million for the three months ended March 31, 2020, an increase of $3.8 million. This increase consisted of increases in (i) cash-based compensation and benefit costs of $2.2 million, primarily due to additional employees in 2020, (ii) professional fees of $1.9 million that was driven by higher auditing fees in 2020, and (iii) an increase in marketing, communications, travel and general business expenses of $1.9 million that was driven by higher director and officer insurance costs in 2020. These increases in SG&A expense totaled $6.0 million and were partially offset by reductions in stock-based compensation expense of $1.9 million and reduced occupancy costs of $0.3 million.

In April 2020, we initiated a restructuring plan that is designed to achieve annualized selling, general and administrative cost reductions between $5.0 million and $7.0 million. This restructuring plan is primarily focused on reductions in marketing personnel and consulting resources. Accordingly, we expect to reduce our SG&A expenses for the remainder of 2020. No assurance can be provided that this restructuring plan will be successful in achieving the intended cost reductions.

Depreciation and amortization expense. Depreciation and amortization expense included in operating expenses decreased from $2.2 million for the three months ended March 31, 2019 to $1.8 million for the three months ended March 31, 2020, a decrease of $0.4 million. This decrease was attributable to the impairment charges recorded in December 2019 that eliminated the net carrying value of substantially all of the intangible assets of the NewAge segment.

Gain (loss) from sale of property and equipment. On March 22, 2019, we entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.0 million of the land and building in Tokyo that serves as the corporate headquarters of the Company’s Japanese subsidiary. Concurrently with the sale, we entered into a lease of this property for an expected term of 20 years with an extension option for an additional seven years. The sale of this property resulted in a gain of $24.1 million. We determined that $17.6 million of the gain was the result of above-market rent inherent in the leaseback arrangement. The $17.6 million portion of the gain related to above-market rent is being accounted for as a lease financing obligation whereby the gain will result in a reduction of rent expense of approximately $0.9 million per year over the 20-year lease term. The remainder of the gain of $6.4 million was attributable to the highly competitive process among the entities that bid to purchase the property and, accordingly, is recognized as a gain in our condensed consolidated statement of operations for the three months ended March 31, 2019. For the three months ended March 31, 2020, a loss of $0.1 million was recognized due to the sale of equipment.

Interest expense. Interest expense decreased from $1.6 million for the three months ended March 31, 2019 to $0.6 million for the three months ended March 31, 2020, a decrease of $1.0 million. For the three months ended March 31, 2020, interest expense was primarily attributable to (i) interest expense based on the contractual rates under the EWB Credit Facility of $0.2 million based on a weighted average interest rate of 5.1% and weighted average borrowings outstanding of $15.0 million for the three months ended March 31, 2020, (ii) accretion of discount for a total of $0.2 million related to the Morinda business combination liabilities and the EWB Credit Facility, (iii) accrued dividends on the debt-classified Series D preferred stock of $0.1 million, and (iv) imputed interest expense of $0.1 million related to our deferred lease financing obligation. For the three months ended March 31, 2019, interest expense was primarily attributable to (i) termination of the Siena Revolver, which resulted in a make-whole prepayment penalty of $0.5 million, (ii) accretion of discount and write-off of debt issuance costs of $0.5 million related to the Siena Revolver, (iii) accretion of discount and amortization of debt discount for a total of $0.6 million related to the Morinda business combination liabilities, and (iv) interest at the contractual rate of approximately $54,000.

Gain (loss) on change in fair value of derivatives. For the three months ended March 31, 2020, we recognized a loss from the change in fair value of derivatives of $0.3 million compared to a gain of $0.5 million for the three months ended March 31, 2019. In July 2019, we entered into an interest rate swap agreement with EWB. This swap agreement provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. For the three months ended March 31, 2020, we had an unrealized loss of $0.3 million from this interest rate swap agreement due to a decline in interest rates. For the three months ended March 31, 2019, we recognized a gain of $0.5 million from the change in fair value of embedded derivatives related to the Siena Revolver that was terminated in March 2019.

Interest and other income (expense), net. For the three months ended March 31, 2020 and 2019, we had interest and other income (expense), net of $0.5 million and $42,000, respectively. Interest and other income (expense), net for the three months ended March 31, 2020 consisted of foreign exchange gains of $0.4 million and interest income of $0.1 million. Interest and other income (expense), net for the three months ended March 31, 2019 consisted of other debt financing expenses of $0.2 million, partially offset by interest and other income of approximately $0.1 million.

Income tax expense. For the three months ended March 31, 2020, we recognized income tax expense of $0.7 million, which consisted of foreign income taxes associated with profitable foreign markets. For the three months ended March 31, 2019, we recognized a net income tax benefit of $1.7 million. This income tax benefit was determined by applying an estimated annual effective tax rate to the loss before income tax. The difference between the income tax expense of $0.7 million for the three months ended March 31, 2020 and the income tax benefits of $1.7 million for the three months ended March 31, 2019 is primarily attributable to the establishment of a domestic valuation allowance in the quarter ended September 30, 2019.

Liquidity and Capital Resources

Overview

As of March 31, 2020, we had cash and cash equivalents of $27.5 million and working capital of $17.0 million. For the three months ended March 31, 2020, we incurred a net loss of $11.6 million and we used cash in our operating activities of $13.5 million. For the three months ended March 31, 2020, approximately $13.1 million of our cash used in operating activities was attributable to March 2020 income tax payments related to the sale leaseback of our Tokyo, Japan land and building. As of March 31, 2020, we have debt and lease obligations due during the 12-months ending March 31, 2021 that will require cash payments to the former stockholders of Morinda of $5.8 million, operating lease payments of $8.3 million, and principal payments under the EWB Credit Facility of $1.5 million (which will be paid from our restricted cash deposits).

We entered into the third amendment and waiver (the “Third Amendment”) to the EWB Credit Facility on March 13, 2020. The Third Amendment is expected to have a significant impact on our liquidity and capital resources for the 12-month period ending March 31, 2021. Beginning in March 2020, the Third Amendment required us to deposit an initial amount of $15.1 million in restricted cash balances with EWB. In addition, for any future amounts borrowed under the EWB Revolver, we are required to increase restricted cash deposits by the corresponding amount of the borrowings. The Third Amendment requires equity infusions of at least $15.0 million for the first six months of 2020. We complied with this requirement through the issuance and sale of 10.3 million shares of Common Stock for gross proceeds of $16.1 million through April 2020 under our ATM Agreement. In addition, under the Third Amendment we are required to sell an additional $13.9 million of equity by December 31, 2020. We intend to raise the remainder of the total required equity infusions through the ATM Agreement.

On April 14, 2020, we entered into an unsecured PPP Loan with EWB in an aggregate principal amount of approximately $6.9 million under the CARES Act. Under the terms of the CARES Act, we may apply to EWB for forgiveness of the loan based on our actual expenditures for payroll, rent, interest and utilities during the eight-week period following the funding of the loan. To the extent that all or part of the loan is not forgiven, we will be required to pay interest at 1.0%, and commencing in October 2020 principal and interest payments will be required through the maturity date in April 2022.

We believe our existing cash resources of $27.5 million combined with proceeds of $6.9 million received in April 2020 from the PPP Loan under the CARES Act, and net proceeds of $7.4 million received under the ATM Agreement in April 2020, expected future equity net offering proceeds under the ATM Agreement, and future cash expected to be generated from operations, will be sufficient to fund debt and lease obligations, and working capital requirements for the next 12 months. There are no assurances that we will be able to obtain additional financing through equity offerings, including under the ATM Agreement, and debt financings in the future. Even if these financing sources are available, they may be on terms that are not acceptable to our board of directors and stockholders.

Please refer to the following sections for further discussion of the terms of the EWB Credit Facility and the ATM Agreement.

East West Bank Credit Facility

On March 29, 2019, we entered into a credit facility with East West Bank (the “EWB Credit Facility”). The EWB Credit Facility matures on March 29, 2023 (the “Maturity Date”) and provides for (i) a term loan in the initial principal amount of $15.0 million (the “EWB Term Loan”) and (ii) a $10.0 million revolving loan agreement (the “EWB Revolver”). As of March 31, 2020, we had outstanding borrowings of $14.4 million under the EWB Term Loan and no borrowings were outstanding under the EWB Revolver. Our obligations under the EWB Credit Facility are secured by substantially all of our assets and guaranteed by certain of our subsidiaries.

Borrowings outstanding under the EWB Credit Facility initially provided for interest at the prime rate plus 0.50%. As of December 31, 2019, the prime rate was 4.75% and the contractual rate applicable to outstanding borrowings under the EWB Credit Facility was 5.25%. Pursuant to the Third Amendment discussed below, the interest rate applicable to outstanding borrowings under the EWB Credit Facility increased from 0.5% to 2.0% in excess of the prime rate beginning on March 13, 2020. As of March 31, 2020, the prime rate was 3.25% and the contractual rate applicable to outstanding borrowings under the EWB Credit Facility was 5.25%. Payments under the EWB Term Loan were interest-only through September 30, 2019, followed by monthly principal payments of $125,000 plus interest through the stated maturity date of the EWB Term Loan. We may elect to prepay the EWB Term Loan before the Maturity Date on 10 business days’ notice to EWB subject to a prepayment fee of 1.0% of the principal balance of the EWB Term Loan for any prepayment through March 29, 2021. In the event the EWB Revolver is terminated prior to the Maturity Date, we would be required to pay an early termination fee in the amount of 0.50% of the revolving line. The EWB Revolver also provides for an unused line fee equal to 0.50% per annum of the undrawn portion.

The EWB Credit Facility requires compliance with certain financial and restrictive covenants and includes customary events of default. Key financial covenants include maintenance of minimum Adjusted EBITDA and a maximum Total Leverage Ratio (all as defined and set forth in the EWB Credit Facility). As of December 31, 2019, we were not in compliance with the financial covenants. Our non-compliance with the financial covenants was waived in connection with the Third Amendment to the EWB Credit Facility discussed below. There is no assurance that EWB will waive any future instances of noncompliance. As of March 31, 2020, we were in compliance with all of the covenants under the EWB Credit Facility.

On March 13, 2020, we entered into the Third Amendment to the EWB Credit Facility whereby EWB waived all financial covenants for the 12-month period ended December 31, 2019. In addition to the increase in our interest rate discussed above, the Third Amendment modified the EWB Credit Facility as follows:

●	We were required to make an initial deposit of $15.1 million in restricted cash accounts with EWB. In the future, this amount will be reduced by the amount of future principal payments we make under the EWB Term Loan. As of March 31, 2020, we had made the required deposits in restricted cash accounts controlled by EWB.
●	For any future amounts borrowed under the EWB Revolver, we are required to increase restricted cash deposits by the amount of the borrowings.
●	Less stringent requirements are applicable for future compliance with the minimum adjusted EBITDA covenant, the maximum total leverage ratio, and the fixed charge coverage ratio. Additionally, compliance with the maximum total leverage ratio and the fixed charge coverage ratio have been delayed until June 30, 2021.
●	The existing provisions related to “equity cures” that may be employed to maintain compliance with financial covenants were increased from $5.0 million to $15.0 million for the year ending December 31, 2020, and $10.0 million per year for each calendar year thereafter.
●	We were required to obtain equity infusions for at least $15.0 million for the first six months of 2020. We complied with this requirement through total equity issuances of $16.1 million through April 2020 under to the ATM Agreement. In addition, we are required to obtain additional equity infusions of $13.9 million by December 31, 2020.

At the Market Offering Agreement

On April 30, 2019, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”), under which we may offer and sell from time to time up to an aggregate of $100 million in shares of our Common Stock (the “Placement Shares”), through the Agent. We have no obligation to sell any of the Placement Shares under the ATM Agreement. We intend to use the net proceeds from the offering for general corporate purposes, including working capital. For the three months ended March 31, 2020, we sold an aggregate of approximately 4.9 million shares of Common Stock for gross proceeds of approximately $8.5 million. Total commissions and other offering costs deducted from the proceeds were $0.2 million resulting in net proceeds of $8.3 million. In April 2020, we received additional gross proceeds under the ATM Agreement of $7.6 million from the issuance of approximately 5.3 million shares of our Common Stock.

Under the ATM Agreement, we agreed to pay the Agent a commission equal to 3% of the gross proceeds from the gross sales price of the Placement Shares up to $30 million, and 2.5% of the gross proceeds from the gross sales price of the Placement Shares in excess of $30 million. Through April 2020, the cumulative gross proceeds totaled $36.9 million and all future commissions will be at 2.5% of the gross proceeds. On May 8, 2020, the ATM Agreement was amended and restated to eliminate the previous termination date of April 30, 2020. As amended and restated, the ATM Agreement will terminate (i) when all of the Placement Shares have been sold, (ii) if we elect to terminate upon five business days’ notice to the Agent, (iii) at any time by the Agent, or (iv) by the mutual agreement of the parties.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	2020	2019	Change
Net cash provided by (used in):
Operating activities	$(13,521)	$(6,201)	$(7,320)
Investing activities	(1,417)	35,465	(36,882)
Financing activities	(2,000)	37,682	(39,682)

Cash Flows Provided by Operating Activities

For the three months ended March 31, 2020 and 2019, net cash used in operating activities amounted to $13.5 million and $6.2 million, respectively. The key components in the calculation of our net cash used in operating activities for the three months ended March 31, 2020 and 2019, are as follows (in thousands):

	2020	2019	Change
Net loss	$(11,618)	$(1,616)	$(10,002)
Deferred income tax benefit	(39)	(13,916)	13,877
Loss (gain) from sale of property and equipment	80	(6,442)	6,522
Loss (gain) from change in fair value of derivatives	326	(470)	796
Other non-cash expenses	4,721	8,505	(3,784)
Changes in operating assets and liabilities, net	(6,991)	7,738	(14,729)

Total	$(13,521)	$(6,201)	$(7,320)

For the three months ended March 31, 2020, our net loss was $11.6 million compared to a net loss of $1.6 million for the three months ended March 31, 2019. Please refer to Results of Operations above for a discussion of the factors that resulted in our net loss for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020, we had an unrealized loss on the change in fair value of derivatives of $0.3 million and a loss from the sale of property and equipment of $0.1 million. For the three months ended March 31, 2020, other non-cash expenses partially mitigated the impact of our net loss by $4.7 million. Non-cash expenses consisted primarily of (i) depreciation and amortization expense of $1.9 million, (ii) non-cash lease expense of $1.3 million, (iii) stock-based compensation expense of $1.4 million, and (iv) accretion and amortization of debt discount and issuance costs of $0.1 million.

For the three months ended March 31, 2020, changes in operating assets and liabilities used $7.0 million of operating cash flows. The primary use of operating cash flows for the three months ended March 31, 2020 was due to a reduction in other accrued liabilities of $8.9 million, a decrease in accounts payable of $0.7 million, and an increase in accounts receivable of $0.5 million. These decreases in operating cash flow totaled $10.1 million and were partially offset by changes in operating assets and liabilities that increased our operating cash flows, including a decrease in inventories of $3.1 million, and a reduction in prepaid expenses, deposits and other assets of $0.1 million. The $8.9 million decrease in accrued liabilities was primarily attributable to a payment of income tax liabilities of $13.1 million that arose from the sale of our land and building in Tokyo, Japan in March 2019 as discussed below.

For the three months ended March 31, 2019, our net loss of $1.6 million, a non-cash gain of $0.5 million from the change in fair value of derivatives, a gain on sale of property and equipment of $6.4 million due to the sale of our land and building in Tokyo, and a deferred income tax benefit of $13.9 million resulted in combined negative operating cash flow of $22.4 million. These amounts were partially offset by non-cash expenses of $8.5 million, and changes in operating assets and liabilities of $7.7 million to arrive at net cash used in operating activities of $6.2 million. For the three months ended March 31, 2019, non-cash expenses of $8.5 million included stock-based compensation expense of $3.3 million, depreciation and amortization expense of $2.2 million, non-cash lease expense of $1.4 million, accretion and amortization of debt discount and issuance costs of $1.1 million, and a cash expense for make-whole applicable premium of $0.5 million that was classified as a financing cash outflow since it related to the prepayment of debt.

For the three months ended March 31, 2019, for financial reporting purposes we had a $6.4 million gain that is excluded from our operating cash flows because it was generated from the receipt of investing cash flows. Differences in the timing of our recognition of this gain on sale for income tax and financial reporting purposes were primarily responsible for an increase in accrued income taxes payable of $11.9 million. This gain on sale and the related deferred income tax benefit favorably impacted our net loss but did not generate any operating cash flows for the three months ended March 31, 2019.

For the three months ended March 31, 2019, we recognized a non-cash gain due to changes in the fair value of the derivatives of $0.5 million. For the three months ended March 31, 2019, the net changes in operating assets and liabilities provided $7.7 million of operating cash flows, including (i) higher cash collections that resulted in a decrease in accounts receivable of $0.4 million, (ii) a decrease in prepaid expenses and other assets of $0.1 million, and (iii) an increase in accounts payable and accrued liabilities of $9.7 million. These increases in operating cash flow totaled $10.2 million and were partially offset by higher spending that resulted in an increase in inventories of $2.5 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2020, our investing cash flows consisted of cash payments for capital expenditures of $1.6 million, partially offset by proceeds from the sale of equipment of $0.2 million. Our capital expenditures consisted of $1.5 million in our Noni by NewAge segment and $0.1 million in our NewAge segment.

For the three months ended March 31, 2019, our investing activities provided net cash flow of $35.5 million that was primarily driven by the sale leaseback of our land and building in Tokyo, which was sold for $57.1 million. After deducting commissions and other selling expenses of $1.9 million, the net proceeds amounted to $55.2 million. The net proceeds attributable to investing activities included $35.9 million that was related to the sale of the property, and $1.7 million that was designated to fund future repair obligations for a total of $37.6 million. The remainder of the net proceeds of $17.6 million was a financial inducement to enter into a 20-year operating lease as discussed under Cash Flows from Financing Activities. Investing cash outflows for the three months ended March 31, 2019 included capital expenditures for property and equipment of $0.3 million and a security deposit of $1.8 million withheld by the purchaser in the sale leaseback.

Cash Flows from Financing Activities

Our financing activities resulted in net cash outflows of $2.0 million for the three months ended March 31, 2020, as compared to net cash inflows of $37.7 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, the principal source of cash from our financing activities consisted of cash proceeds of $8.3 million from the issuance of approximately 4.9 million shares of Common Stock pursuant to the ATM Agreement. For the three months ended March 31, 2020, our cash outflows consisted of principal repayments under the EWB Credit Facility of $10.1 million, payments of $0.2 million related to the deferred lease financing obligation, and payments of $0.1 million for debt issuance costs. For the three months ended March 31, 2020, our principal payments included $0.4 million under the EWB Term Loan and $9.7 million of voluntary prepayments which may be subsequently reborrowed under the EWB Revolver.

For the three months ended March 31, 2019, the principal sources of cash from our financing activities consisted of (i) proceeds of $36.6 million from borrowings, including $25.0 million under the EWB Credit Facility and $11.6 million under the Siena Revolver that was terminated in March 2019, (ii) proceeds of $17.6 million for the deferred lease financing obligation related to the sale leaseback of our land and building in Tokyo, and (iii) proceeds from the exercise of stock option of $0.4 million. These financing cash proceeds totaled $54.6 million and were partially offset by principal payments under the Siena Revolver of $13.6 million, repayment of the mortgage on the Tokyo land and building for $2.6 million, a make-whole premium fee of $0.5 million due to the termination of the Siena Revolver, and payments for debt issuance costs of $0.3 million. As discussed above the Siena Revolver was terminated on March 29, 2019 and replaced with the EWB Credit Facility.

As discussed above, the net proceeds received from the buyer of our land and building in Tokyo included $17.6 million that represented an inducement to enter into the related leaseback financing arrangement. Since we agreed to pay above market lease payments for the 20-year lease term in exchange for an up-front cash payment included in the selling price, we have recognized a deferred lease financing obligation for this amount. For financial reporting purposes, a portion of the monthly operating lease payments is not being recognized as rent expense, but rather is allocated to reduce this financial liability and recognize imputed interest expense. For the three months ended March 31, 2020, $0.2 million of our lease payments was allocated to reduce the financial liability.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2020 and 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Report, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. For additional information on recently issued accounting standards and our plans for adoption of those standards, please refer to the section titled Recent Accounting Pronouncements under Note 1 to our condensed consolidated financial statements.

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

EBITDA and Adjusted EBITDA. The calculation of our EBITDA and Adjusted EBITDA is presented below for the three months ended March 31, 2020 and 2019 (in thousands):

	2020	2019

Net loss	$(11,618)	$(1,616)
EBITDA Non-GAAP adjustments:
Interest expense	572	1,646
Income tax expense (benefit)	723	(1,700)
Depreciation and amortization expense	1,879	2,236

EBITDA	(8,444)	566
Adjusted EBITDA Non-GAAP adjustment:
Stock-based compensation expense	1,357	3,287

Adjusted EBITDA	$(7,087)	$3,853

EBITDA is defined as net income (loss) adjusted to exclude GAAP amounts for interest expense, income tax expense, and depreciation and amortization expense. For the calculation of Adjusted EBITDA, we also exclude the following item for the periods presented:

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

Included in our Adjusted EBITDA shown above for the three months ended March 31, 2020 is an operating loss of $2.9 million related to our U.S. retail brands and the BWR division for which we are currently evaluating our strategic alternatives.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Japanese Yen, Chinese Yuan, and Euro. We generated approximately 70% and 72% of our revenue from our international business for the three months ended March 31, 2020 and 2019, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

During the three months ended March 31, 2020 and 2019, after considering the net impact on our net revenue and operating expenses, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Sensitivity

As of March 31, 2020, our EWB Credit Facility provided for total borrowings of up to $24.4 million. The interest rate applicable to outstanding borrowings under the EWB Credit Facility is currently 2.0% in excess of the prime rate. We have also entered into an interest rate swap agreement with EWB that provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. Therefore, as interest rates fluctuate, we will experience changes in interest expense that will impact our financial results. Assuming outstanding borrowings of $24.4 million, as a result of the $10.0 million swap we would only be subject to market risk for borrowings up to $14.4 million. Accordingly, if interest rates were to increase or decrease by one percentage point, the result would be an increase or decrease in annual interest expense of approximately $144,000. Accordingly, increases in interest rates could significantly increase our future interest expense.

As of March 31, 2020, we hold cash, cash equivalents and restricted cash of $46.3 million. The weighted average interest rate on these temporary investments is substantially less than 1.0% and we earned interest income of $0.1 million for the three months ended March 31, 2020. Assuming weighted average investments of $46.3 million, if interest rates were to increase by one percentage point, the result would be an increase in annual interest income of $463,000.

Inflation Risk

We do not believe that inflation currently has a material effect on our business.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

The following additional risk factor relating to COVID-19 should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2019 Form 10-K. The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2019 Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Report, including in the additional risk factor below. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K.

You should carefully consider the risks described below and in our 2019 Form 10-K in addition to the other information set forth in this Report and in our 2019 Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, financial condition, results of operations or the prices of our publicly traded securities. The risks described below and in our 2019 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition, results of operations or the prices of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.

The impact of the spread of COVID-19 is creating significant uncertainty for our business, financial condition and results of operations and for the prices of our publicly traded securities.

The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and which all will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.

Our global operations expose us to risks associated with the COVID-19 pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to almost all of the countries in which our products are made, manufactured, distributed or sold. Authorities in many of these markets have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will further impact us, our customers, consumers, employees, contract manufacturers, distributors, suppliers and other third parties with whom we do business. Due to these measures, we have experienced, and expect to continue to experience, a significant decrease in revenues associated with restaurants, hotels, airports, and stadiums. In addition, due to the pandemic, some retailers have opted to reduce or stop carrying our products in favor of products from very large, well-established companies with large market share. In foreign jurisdictions, which account for over 70% of our net revenue, our direct-to-consumer selling model typically relies heavily on the use of our IPC sales force in close contact with our customers. The COVID-19 pandemic has required alternative selling approaches such as through social media. We may be unable to avoid future reductions in net revenue using these alternative selling approaches that avoid direct contact with our customers.

There is considerable uncertainty regarding how these measures and future measures in response to the pandemic will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs or otherwise), how they will further impact our supply chain and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, consumers, employees, contract manufacturers, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely. If a significant percentage of our or our business partners’ workforce is unable to work, including because of illness, facility closures, quarantine, curfews, shelter in place orders, travel restrictions or other governmental restrictions, our operations will be negatively impacted. Any sustained interruption in our or our business partners’ operations, distribution network or supply chain or any significant continuous shortage of raw materials or other supplies as a result of these measures, restrictions or disruptions can impair our ability to make, manufacture, distribute or sell our products. Compliance with governmental measures imposed in response to COVID-19 has caused and may continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect our business. Further, we experienced, and will continue to experience, costs associated with continuing to pay certain employees who are unable to work due to the travel bans and restrictions, quarantines, curfews, shelter in place orders and, therefore, do not generate any corresponding revenue.

Public concern regarding the risk of contracting COVID-19 impacts demand from consumers, including due to consumers not leaving their homes or otherwise shopping in a different manner than they historically have or because some of our consumers have lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic. As we sell a wide variety of products worldwide, the profile of the products we sell and the amount of revenue attributable to such products varies by jurisdiction and changes in demand as a result of COVID-19 will vary in scope and timing across these markets. Any reduced demand for our products or change in consumer purchasing and consumption patterns, as well as continued economic uncertainty, can adversely affect our customers’ and business partners’ financial condition, resulting in an inability to pay for our products, reduced or canceled orders of our products, closing of stores, restaurants, airports, hotels, entertainment or sports complexes or other venues where our products are sold, or our business partners’ inability to supply us with ingredients or other items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition may also result in our recording additional impairment charges for our inability to recover or collect any accounts receivable, owned or leased assets, including certain equipment, or prepaid expenses. In addition, economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which can impair our ability to access these markets on terms commercially acceptable to us, or at all.

There can be no assurance that we will be successful in our efforts to mitigate the negative impact of COVID-19, and as a result, our business, financial condition and results of operations and the prices of our publicly traded securities may be adversely affected.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the three months ended March 31, 2020.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

Amended and Restated ATM Agreement

On May 8, 2020, the ATM Agreement was amended and restated to eliminate the previous termination date of April 30, 2020. As amended and restated, the ATM Agreement will terminate (i) when all of the Placement Shares have been sold, (ii) if we elect to terminate upon five business days’ notice to the Agent, (iii) at any time by the Agent, or (iv) by the mutual agreement of the parties.

Employment Agreement with Brent D. Willis

On May 8, 2020, the Company and Mr. Brent Willis entered into an Employment Agreement (the “Willis Agreement”). The Willis Agreement provides that Mr. Willis will be paid an annual base salary of $650,000, and his salary will be reviewed annually each January. Mr. Willis is entitled to earn an annual cash bonus equal to 100% of his then annual base salary at target performance, based upon the achievement of annual performance objectives set by the Compensation Committee of the Company’s Board of Directors at the beginning of each year. Mr. Willis is also eligible to participate in the Company’s equity plans. His employment with the Company is for a term ending on January 1, 2023, and such term renews annually beginning January 1, 2023 and each year thereafter unless the Company or Mr. Willis provides written notice not to renew on or before 180 days before the commencement of a renewal period or until Mr. Willis reaches age 65, unless the parties agree otherwise.

Under the terms of the Willis Agreement, in the event of Mr. Willis’ termination, Mr. Willis will be entitled to receive any accrued and unpaid base salary, the value of any accrued and unused vacation and any unreimbursed business expenses incurred by Mr. Willis prior to the date of termination. If the Company terminates Mr. Willis’ employment without Cause (as defined in the Willis Agreement), Mr. Willis terminates his employment for Good Reason (as defined in the Willis Agreement) or the Company provides notice not to renew the term of his employment, Mr. Willis will be entitled to receive (i) 15 months of his then-current base salary plus his target bonus, with one additional month added for every full year of service up to a maximum of 18 months, (ii) his COBRA health care premiums for up to 15 months with one additional month added for every full year of service up to a maximum of 18 months, and (iii) all unvested equity awards (other than awards based on performance conditions) immediately vest prior to the termination date and any equity awards with performance conditions vest in accordance with the applicable award agreement. Under the Willis Agreement, the Company may not terminate Mr. Willis for Cause without his first receiving written notice of the basis of termination, a 30-day cure period, and an opportunity to be heard by the Company’s Board of Directors.

If Mr. Willis is terminated within two months prior or 24 months following a Change in Control (as defined in the Willis Agreement), Mr. Willis will be entitled to (i) two years of then-current base salary plus his target bonus, (ii) his COBRA health care premiums for 18 months following termination, and (iii) all unvested equity awards (other than awards based on performance conditions) immediately vest prior to the termination date and any equity awards with performance conditions vest in accordance with the applicable award agreement.

The Willis Agreement contains customary confidentiality provisions as well as customary non-competition, non-solicitation, and non-disparagement covenants. In connection with the Willis Agreement, the Company and Mr. Willis also entered into an Indemnification Agreement, pursuant to which the Company agreed to indemnify Mr. Willis and advance expenses under the terms thereof.

The foregoing summary of the Willis Agreement does not purport to be complete and is qualified in its entirety by reference to the Willis Agreement, a copy of which is included as Exhibit 10.4 to this Form 10-Q and is incorporated herein by reference thereto.

Employment Agreement with Gregory A. Gould

On May 8, 2020, the Company and Mr. Gregory A. Gould entered into an Employment Agreement (the “Gould Agreement”). The Gould Agreement provides that Mr. Gould will be paid an annual base salary of $500,000, and his salary will be reviewed annually each January. Mr. Gould is entitled to earn an annual cash bonus equal to 50% of his then annual base salary at target performance, based upon the achievement of annual performance objectives set by the Compensation Committee of the Company’s Board of Directors at the beginning of each year. Mr. Gould is also eligible to participate in the Company’s equity plans. His employment with the Company is for a term ending on January 1, 2023, and such term renews annually beginning January 1, 2023 and each year thereafter unless the Company or Mr. Gould provides written notice not to renew on or before 180 days before the commencement of a renewal period or until Mr. Gould reaches age 65, unless the parties agree otherwise.

Under the terms of the Gould Agreement, in the event of Mr. Gould’s termination, Mr. Gould will be entitled to receive any accrued and unpaid base salary, the value of any accrued and unused vacation and any unreimbursed business expenses incurred by Mr. Gould prior to the date of termination. If the Company terminates Mr. Gould’s employment without Cause (as defined in the Gould Agreement), Mr. Gould terminates his employment for Good Reason (as defined in the Gould Agreement) or the Company provides notice not to renew the term of his employment, Mr. Gould will be entitled to receive (i) one year of his then-current base salary plus his target bonus, (ii) his COBRA health care premiums for one year, and (iii) all unvested equity awards (other than awards based on performance conditions) that are scheduled to vest in the 12 months following the termination date immediately vest prior to the termination date and any equity awards with performance conditions vest in accordance with the applicable award agreement. Under the Gould Agreement, the Company may not terminate Mr. Gould for Cause without his first receiving written notice of the basis of termination, a 30-day cure period, and an opportunity to be heard by the Company’s Board of Directors and Chief Executive Officer.

If Mr. Gould is terminated within two months prior or 24 months following a Change in Control (as defined in the Gould Agreement), Mr. Gould will be entitled to (i) one and one half (1.5) years of then-current base salary plus his target bonus, (ii) his COBRA health care premiums for 18 months following termination, and (iii) all unvested equity awards (other than awards based on performance conditions) immediately vest prior to the termination date and any equity awards with performance conditions vest in accordance with the applicable award agreement.

The Gould Agreement contains customary confidentiality provisions as well as customary non-competition, non-solicitation, and non-disparagement covenants. In connection with the Gould Agreement, the Company and Mr. Gould also entered into an Indemnification Agreement, pursuant to which the Company agreed to indemnify Mr. Gould and advance expenses under the terms thereof.

The foregoing summary of the Gould Agreement does not purport to be complete and is qualified in its entirety by reference to the Gould Agreement, a copy of which is included as Exhibit 10.5 to this Form 10-Q and is incorporated herein by reference thereto.

Employment Agreement with David Vanderveen

On May 8, 2020, the Company and Mr. David Vanderveen entered into an Employment Agreement (the “Vanderveen Agreement”). The Vanderveen Agreement provides that Mr. Vanderveen will be paid an annual base salary of $550,000, and his salary will be reviewed annually each January. Mr. Vanderveen is entitled to earn an annual cash bonus equal to 50% of his then annual base salary at target performance, based upon the achievement of annual performance objectives set by the Compensation Committee of the Company’s Board of Directors at the beginning of each year. Mr. Vanderveen is also eligible to participate in the Company’s equity plans. His employment with the Company is for a term ending on January 1, 2023, and such term renews annually beginning January 1, 2023 and each year thereafter unless the Company or Mr. Vanderveen provides written notice not to renew on or before 180 days before the commencement of a renewal period or until Mr. Vanderveen reaches age 65, unless the parties agree otherwise.

Under the terms of the Vanderveen Agreement, in the event of Mr. Vanderveen’s termination, Mr. Vanderveen will be entitled to receive any accrued and unpaid base salary, the value of any accrued and unused vacation and any unreimbursed business expenses incurred by Mr. Vanderveen prior to the date of termination. If the Company terminates Mr. Vanderveen’s employment without Cause (as defined in the Vanderveen Agreement) at the end of the term (and any renewals thereof) by providing the required notification to Mr. Vanderveen or Mr. Vanderveen terminates his employment for Good Reason (as defined in the Vanderveen Agreement), Mr. Vanderveen will be entitled to receive (i) nine months of his then-current base salary plus his target bonus, with one additional month of base salary added for every full year of service up to a maximum of 12 months, (ii) his COBRA health care premiums for nine months with one additional month added for every full year of service up to 12 months following termination, and (iii) all unvested equity awards (other than awards based on performance conditions) scheduled to vest in the 12 months following the termination date immediately vest prior to the termination date and any equity awards with performance conditions vest in accordance with the applicable award agreement. Under the Vanderveen Agreement, the Company may not terminate Mr. Vanderveen for Cause without his first receiving written notice of the basis of termination, a 30-day cure period, and an opportunity to be heard by the Company’s Board of Directors and Chief Executive Officer.

If Mr. Vanderveen is terminated within two months prior or 24 months following a Change in Control (as defined in the Vanderveen Agreement), Mr. Vanderveen will be entitled to (i) one and one half (1.5) years of then-current base salary plus his target bonus, (ii) his COBRA health care premiums for 18 months following termination, and (iii) all unvested equity awards (other than awards based on performance conditions) immediately vest prior to the termination date and any equity awards with performance conditions vest in accordance with the applicable award agreement.

The Vanderveen Agreement contains customary confidentiality provisions as well as customary non-competition, non-solicitation, and non-disparagement covenants. In connection with the Vanderveen Agreement, the Company and Mr. Vanderveen also entered into an Indemnification Agreement, pursuant to which the Company agreed to indemnify Mr. Vanderveen and advance expenses under the terms thereof.

The foregoing summary of the Vanderveen Agreement does not purport to be complete and is qualified in its entirety by reference to the Vanderveen Agreement, a copy of which is included as Exhibit 10.6 to this Form 10-Q and is incorporated herein by reference thereto.

ITEM 6. Exhibits.

The following exhibits are incorporated by reference or filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Third Amendment and Waiver to Loan and Security Agreement by and between New Age Beverages Corporation and East West Bank, dated as of March 13,2020 (Incorporated by reference to Exhibit 10.26 of our 2019 Form 10-K filed with the SEC on March 16, 2020)
10.2*	Employment Offer Letter dated January 13, 2020 by and between the Company and David Vanderveen
10.3*	Amended and Restated At the Market Offering Agreement between the Company and Roth Capital Partners, LLC, dated as of May 8, 2020
10.4*	Employment Agreement dated May 8, 2020 by and between the Company and Brent D. Willis
10.5*	Employment Agreement dated May 8, 2020 by and between the Company and Gregory A. Gould
10.6*	Employment Agreement dated May 8, 2020 by and between the Company and David Vanderveen
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW AGE BEVERAGES CORPORATION

Date: May 11, 2020	/s/ Brent Willis
Name: Brent Willis
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	/s/ Gregory A. Gould
Name: Gregory A. Gould
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

