Form 10-Q
period 2020-06-30
NewAge, Inc.
filed 2020-08-10
CIK 1579823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _____________ to ____________

Commission File Number: 001-38014

NewAge, Inc.
(Exact Name of Registrant as Specified in its Charter)

Washington	27-2432263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2420 17th Street, Suite 220 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 566-3030

New Age Beverages Corporation

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	NBEV	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant had 97,720,103 shares of its common stock, $0.001 par value per share, outstanding as of August 6, 2020.

Explanatory Note Regarding Name Change

Effective July 28, 2020, New Age Beverages Corporation amended its Articles of Incorporation to change its name to NewAge, Inc. Accordingly, all references herein have been changed to reflect the new name.

NewAge, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NewAge, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value per share)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$40,672	$60,842
Accounts receivable, net of allowance of $634 and $535, respectively	13,189	11,012
Inventories	33,972	36,718
Prepaid expenses and other	5,540	4,384

Total current assets	93,373	112,956

Long-term assets:
Identifiable intangible assets, net	41,649	43,443
Right-of-use lease assets	37,718	38,458
Property and equipment, net	28,223	28,443
Restricted cash, net of current portion	16,873	3,729
Goodwill	10,284	10,284
Deferred income taxes	9,452	9,128
Deposits and other	4,440	4,689

Total assets	$242,012	$251,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,708	$13,259
Accrued liabilities	40,125	49,451
Current portion of business combination liabilities	5,437	5,508
Current maturities of long-term debt	1,505	11,208

Total current liabilities	59,775	79,426

Long-term liabilities:
Long-term debt, net of current maturities	18,792	12,802
Operating lease liabilities, net of current portion:
Lease liability	34,695	35,513
Deferred lease financing obligation	16,214	16,541
Deferred income taxes	5,554	5,441
Accrued employee benefits and other	9,467	9,132

Total liabilities	144,497	158,855

Contingencies (Note 10)

Stockholders’ equity:
Common Stock; $0.001 par value. Authorized 200,000 shares; issued and outstanding 98,442 and 81,873 shares as of June 30, 2020 and December 31, 2019, respectively	98	82
Additional paid-in capital	231,201	203,862
Accumulated other comprehensive income (loss)	(141)	802
Accumulated deficit	(133,643)	(112,471)
Total stockholders’ equity	97,515	92,275
Total liabilities and stockholders’ equity	$242,012	$251,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except loss per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net revenue	$62,637	$66,348	$126,330	$124,655
Cost of goods sold	24,559	24,699	46,728	44,430

Gross profit	38,078	41,649	79,602	80,225

Operating expenses:
Commissions	18,405	19,607	37,920	37,645
Selling, general and administrative	26,277	28,175	56,885	55,017
Gain from change in fair value of earnout obligations	-	(6,665)	-	(6,665)
Impairment of right-of-use assets	400	1,500	400	1,500
Depreciation and amortization expense	1,761	2,017	3,542	4,253

Total operating expenses	46,843	44,634	98,747	91,750

Operating loss	(8,765)	(2,985)	(19,145)	(11,525)

Non-operating income (expense):
Gain (loss) from sale of property and equipment	14	-	(66)	6,442
Interest expense	(600)	(756)	(1,172)	(2,402)
Gain (loss) from change in fair value of derivatives	20	-	(306)	470
Interest and other income (expense), net	328	(143)	791	(185)

Loss before income taxes	(9,003)	(3,884)	(19,898)	(7,200)
Income tax expense	(551)	(7,797)	(1,274)	(6,097)

Net loss	(9,554)	(11,681)	(21,172)	(13,297)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	448	569	(943)	996

Comprehensive loss	$(9,106)	$(11,112)	$(22,115)	$(12,301)

Net loss per share (basic and diluted)	$(0.10)	$(0.15)	$(0.24)	$(0.18)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	93,003	76,331	89,187	75,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2020 and 2019

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Six Months Ended June 30, 2020

Balances, December 31, 2019	81,873	$82	$203,862	$802	$(112,471)	$92,275
Issuance of Common Stock:
ATM public offering, net of offering costs	16,130	16	25,012	-	-	25,028
Exercise of stock options	2	-	4	-	-	4
Vesting of restricted stock awards	437	-	-	-	-	-
Stock-based compensation expense	-	-	2,323	-	-	2,323
Net change in other comprehensive income	-	-	-	(943)	-	(943)
Net loss	-	-	-	-	(21,172)	(21,172)

Balances, June 30, 2020	98,442	$98	$231,201	$(141)	$(133,643)	$97,515

Six Months Ended June 30, 2019

Balances, December 31, 2018	75,067	$75	$176,471	$626	$(22,636)	$154,536
Issuance of Common Stock:
ATM public offering, net of offering costs	2,225	2	11,139	-	-	11,141
Exercise of stock options	200	-	418	-	-	418
Grant of restricted stock awards	126	-	576	-	-	576
Employee services	6	-	31	-	-	31
Stock-based compensation expense	-	-	2,561	-	-	2,561
Fair value of warrant issued for license agreement	-	-	838	-	-	838
Net change in other comprehensive income	-	-	-	996	-	996
Net loss	-	-	-	-	(13,297)	(13,297)

Balances, June 30, 2019	77,624	$77	$192,034	$1,622	$(35,933)	$157,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2020 and 2019

(In thousands)

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,172)	$(13,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,752	4,441
Non-cash lease expense	2,792	2,986
Stock-based compensation expense	2,449	4,287
Impairment of right-of-use lease assets	400	1,500
Loss (gain) from change in fair value of derivatives	306	(470)
Accretion and amortization of debt discount and issuance costs	302	1,609
Loss (gain) from sale of property and equipment	66	(6,442)
Gain from change in fair value of earnout obligations	-	(6,665)
Deferred income tax benefit	(173)	(8,543)
Expense for make-whole premium and other	73	511
Changes in operating assets and liabilities:
Accounts receivable	(2,276)	(5,340)
Inventories	2,819	205
Prepaid expenses, deposits and other	517	(3,703)
Accounts payable	(551)	308
Other accrued liabilities	(12,900)	13,872

Net cash used in operating activities	(23,596)	(14,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	159	-
Capital expenditures for property and equipment	(1,980)	(1,241)
Net proceeds from sale of land and building in Japan	-	37,548
Security deposit under sale leaseback arrangement	-	(1,800)
Loan receivable from BWR	-	(1,000)

Net cash provided by (used in) investing activities	(1,821)	33,507

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(10,450)	(26,211)
Proceeds from borrowings	6,868	46,250
Net proceeds from issuance of common stock	25,122	11,380
Proceeds from deferred lease financing obligation	-	17,640
Payments under deferred lease financing obligation	(319)	(382)
Proceeds from exercise of stock options	4	418
Payments on business combination obligations	(298)	(26,000)
Debt issuance costs paid	(85)	(929)
Payments for deferred offering costs	(94)	(140)
Cash paid for make-whole premium	-	(480)

Net cash provided by financing activities	20,748	21,546

Effect of foreign currency translation changes	(857)	1,188

Net increase (decrease) in cash, cash equivalents and restricted cash	(5,526)	41,500
Cash, cash equivalents and restricted cash at beginning of period	64,571	45,856

Cash, cash equivalents and restricted cash at end of period	$59,045	$87,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2020 and 2019

(In thousands)

	2020	2019

SUMMARY OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at end of period	$40,672	$83,580
Restricted cash at end of period:
Current (included in prepaid expenses and other)	1,500	-
Long-term	16,873	3,776

Total	$59,045	$87,356

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$506	$217
Cash paid for income taxes	$14,739	$1,936
Cash paid for amounts included in the measurement of operating lease liabilities	$4,031	$4,205
Right-of-use assets acquired in exchange for operating lease liabilities	$2,452	$26,796

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants issued for license agreement	$-	$838
Restricted stock issued for prepaid compensation	$-	$576
Increase in payables for:
Debt discount and issuance costs	$150	$654
Capital expenditures	$-	$128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION AND SIGNFICANT ACCOUNTING POLICIES

Overview

NewAge, Inc. (the “Company”) was formed under the laws of the State of Washington on April 26, 2010. Effective July 28, 2020, the Company amended its Articles of Incorporation to change its name from New Age Beverages Corporation to NewAge, Inc. Accordingly, all references herein have been changed to reflect the new name. The Company is a healthy consumer products and lifestyle company engaged in the development and commercialization of a portfolio of organic, natural and other better-for-you healthy beverages, liquid dietary supplements, cannabidiol (“CBD”) topical products, and other healthy lifestyle products.

Segments

The Company’s chief operating decision maker (the “CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance. The Company’s CODM assesses performance and allocates resources based on the financial information of two operating segments, the Noni by NewAge segment and the NewAge segment. These two reportable segments focus on the sale of distinctly different products and are managed separately because they have different marketing strategies, customer bases, and economic characteristics. Please refer to Note 13 for additional information about the Company’s operating segments.

Basis of Presentation

The unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2019, included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on March 16, 2020 and as amended on April 28, 2020 (the “2019 Form 10-K”).

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2019 have been derived from the Company’s audited financial statements. The Company’s financial condition as of June 30, 2020 and operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2020.

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

The following accounting standards were adopted during the six months ended June 30, 2020:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. In November 2018, ASU 2016-13 was amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 2018-19 clarifies that operating lease receivables are not within the scope of Accounting Standards Codification (“ASC”) 326-20 and should instead be accounted for under the new leasing standard, ASC 842. ASU 2016-13 and ASU 2018-19 were effective for the Company beginning in the first quarter of 2020. The adoption of ASU 2016-13 and ASU 2018-19 did not have a material impact on the Company’s results of operations or financial position.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. The adoption of ASU 2018-13 did not have a material impact on the Company’s results of operations, financial position, or related disclosures.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 — LIQUIDITY AND GOING CONCERN

As of June 30, 2020, the Company had an accumulated deficit of $133.6 million and the Company incurred a net loss of $21.2 million for the six months ended June 30, 2020. Net cash used in operating activities amounted to $23.6 million for the six months ended June 30, 2020, of which approximately $13.1 million was attributable to income tax payments paid in March 2020 related to the sale leaseback discussed in Note 5.

As discussed in Notes 6 and 14, the Company entered into the third amendment and waiver (the “Third Amendment”) to the EWB Credit Facility (as defined below) in March 2020 and the fourth amendment (the “Fourth Amendment”) to the EWB Credit Facility in July 2020. The Third Amendment is expected to have a significant impact on the Company’s liquidity and capital resources for the 12-month period ending June 30, 2021. The Third Amendment required the Company to deposit an initial amount of $15.1 million in restricted cash balances with East West Bank (“EWB”) in March 2020, and requires the Company to obtain gross equity infusions of $30.0 million through December 2020. In addition, for any future amounts borrowed under the EWB Revolver (as defined below), the Company is required to increase restricted cash deposits by the corresponding amount of the borrowings. Partially due to the restricted cash deposits, the Company’s available cash and cash equivalents decreased from $60.8 million as of December 31, 2019 to $40.7 million as of June 30, 2020. The Fourth Amendment permitted the Company to repurchase shares of its common stock, par value $0.001 per share (“Common Stock”) up to $1.2 million with a corresponding increase in the requirement for equity infusions from $30.0 million to approximately $31.2 million. During the six months ended June 30, 2020, the Company received gross proceeds of $25.8 million under the ATM Agreement (as defined below). As a result, the Company’s commitment for additional equity infusions by December 31, 2020 has been reduced to $5.4 million.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Since March 2020, the Company has been experiencing reduced sales as a result of the COVID-19 pandemic as discussed in Note 10. In April 2020, the Company entered into a loan with EWB in an aggregate principal amount of approximately $6.9 million under the Paycheck Protection Program (the “PPP Loan”) pursuant to the recently enacted U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As discussed in Note 6, the PPP Loan is unsecured, and the Company may apply to EWB for forgiveness of the loan in accordance with the terms of the CARES Act. No principal payments are required under the PPP Loan until the maturity date in April 2022.

The Company has begun a new product and marketing strategy to increase demand for the Company’s products. The Company is also actively pursuing strategic alternatives relating to the U.S retail brands and the BWR division (as defined below), which could significantly improve its overall financial performance and reduce cash flow needs. As discussed in Note 4, the Company has implemented a restructuring plan that is designed to achieve future annualized selling, general and administrative cost reductions of approximately $5.8 million.

Management believes the existing cash resources and ongoing cost-cutting efforts will be sufficient to fund the Company’s operations and to meet its obligations as they come due through August 2021.

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

For the three and six months ended June 30, 2020, the accompanying condensed consolidated statements of operations include net revenue related to the post-acquisition results of operations of BWR of $2.8 million and $4.9 million, respectively. For the three and six months ended June 30, 2020, the accompanying condensed consolidated statements of operations include net losses related to the post-acquisition results of operations of BWR of $0.3 million and $2.6 million, respectively.

Unaudited Pro Forma Disclosures

The following table summarizes on an unaudited pro forma basis, the Company’s results of operations for the three and six months ended June 30, 2019 giving effect to the BWR business combination as if it had occurred on January 1, 2019 (in thousands, except loss per share amount):

	Three	Six
	Months	Months
Net revenue	$70,054	$132,818
Net loss	$(12,918)	$(14,603)
Net loss per share- basic and diluted	$(0.17)	$(0.19)
Weighted average number of shares of common stock outstanding- basic and diluted	76,439	75,888

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Business Combination Liabilities

On December 21, 2018, the Company entered into a business combination with Morinda Holdings, Inc. (“Morinda”). The purchase consideration included the issuance of 43,804 shares of Series D Preferred Stock (the “Preferred Stock”) providing for the potential payment of up to $15.0 million (the “Milestone Dividend”) if the Adjusted EBITDA of Morinda was at least $20.0 million for the year ended December 31, 2019. If the Adjusted EBITDA of Morinda was less than $20.0 million, the Milestone Dividend was reduced whereby no Milestone Dividend was payable if actual Adjusted EBITDA was $17.0 million or lower. Adjusted EBITDA of Morinda for the year ended December 31, 2019 was less than $17.0 million and, accordingly, no Milestone Dividend was payable to the holders of the Preferred Stock. The Preferred Stock also provided for dividends at a rate of 1.5% per annum of the Milestone Dividend amount. The Preferred Stock terminated on April 15, 2020, and the Company paid accumulated cash dividends of approximately $0.3 million in May 2020.

As of June 30, 2020 and December 31, 2019, the following is a summary of purchase consideration payable to the former stockholders of Morinda, and outstanding earnout obligations related to business combinations with Morinda in December 2018 (in thousands):

	2020	2019
Payables to former Morinda stockholders:
Excess Working Capital (“EWC”) payable in July 2020, net of discount	$5,437	$5,283
Earnout under Series D preferred stock	-	225
Total	$5,437	$5,508

NOTE 4 — OTHER FINANCIAL INFORMATION

Inventories

Inventories consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	2020	2019

Raw materials	$9,125	$12,848
Work-in-process	2,393	872
Finished goods, net	22,454	22,998
Total inventories	$33,972	$36,718

Other Accrued Liabilities

As of June 30, 2020 and December 31, 2019, other accrued liabilities consisted of the following (in thousands):

	2020	2019

Accrued commissions	$8,600	$8,914
Accrued compensation and benefits	6,011	5,868
Accrued marketing events	6,269	4,568
Deferred revenue	2,576	1,358
Income taxes payable	1,747	15,227
Current portion of operating lease liabilities	6,057	5,673
Other accrued liabilities	8,865	7,843

Total accrued liabilities	$40,125	$49,451

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Depreciation and Amortization Expense

Depreciation expense related to property and equipment and amortization expense related to identifiable intangible assets are as follows for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation	$977	$888	$1,959	$1,843
Amortization	896	1,323	1,793	2,598

Total	$1,873	$2,211	$3,752	$4,441

Restructuring

In April 2020, the Company initiated a restructuring plan that is designed to achieve selling, general and administrative cost reductions. This restructuring plan is primarily focused on reductions in marketing and other personnel. For the three months ended June 30, 2020, the Company implemented headcount reductions of approximately 100 employees that had estimated annualized compensation and benefit costs of $5.8 million. In connection with the termination of employees, the Company incurred severance costs of $0.9 million which are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020. Substantially all of the severance costs related to the Noni by NewAge segment, and the related restructuring costs were incurred and paid during the three months ended June 30, 2020. No assurance can be provided that the restructuring plan will be successful in achieving the intended cost reductions.

NOTE 5 — LEASES

Sale Leaseback

On March 22, 2019, the Company entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.1 million of the land and building in Tokyo that serves as the corporate headquarters of the Company’s Japanese subsidiary. Concurrently with the sale, the Company entered into a lease of this property for a term of 27 years with the option to terminate the lease any time after seven years. The monthly lease cost is ¥20.0 million (approximately $186,000 based on the exchange rate as of June 30, 2020) for the initial seven-year period of the lease term. Presented below is a summary of the selling price and resulting gain on sale calculation for the six months ended June 30, 2019 (in thousands):

Gross selling price	$57,129
Less commissions and other expenses	(1,941)
Less repair obligations	(1,675)
Net selling price	53,513
Cost of land and building sold	(29,431)
Total gain on sale	24,082
Portion of gain related to above-market rent concession	(17,640)

Recognized gain on sale	$6,442

The Company determined that $17.6 million of the $24.1 million gain on the sale of this property was the result of above-market rent inherent in the leaseback arrangement. The remainder of the gain of $6.4 million was attributable to the highly competitive process among the entities that bid to purchase the property, and is included in gain from sale of property and equipment in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2019.

The $17.6 million portion of the gain related to above-market rent is being accounted for as a deferred lease financing obligation. Accordingly, the operating lease payments are allocated to (i) reduce the operating lease liability, (ii) reduce the principal portion of the deferred lease financing obligation, and (iii) recognize imputed interest expense at an incremental borrowing rate of 3.5% on the deferred lease financing obligation over the 20-year lease term. The present value of the future lease payments amounted to a gross operating lease liability of $31.9 million. After deducting the $17.6 million deferred lease financing obligations, the Company recognized an initial right-of-use (“ROU”) asset and operating lease liability of approximately $14.3 million.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Operating Leases

The Company leases various office and warehouse facilities, vehicles and equipment under non-cancellable operating lease agreements that expire between July 2020 and March 2039. The Company has made accounting policy elections (i) to not apply the recognition requirements for short-term leases and (ii) for facility leases, when there are lease and non-lease components, such as common area maintenance charges, to account for the lease and non-lease components as a single lease component. For the three months ended June 30, 2020 and 2019, the Company had operating lease expense of $2.6 million and $2.9 million, respectively. For the six months ended June 30, 2020 and 2019, the Company had operating lease expense of $5.1 million and $5.2 million, respectively. As of June 30, 2020 and December 31, 2019, the weighted average remaining lease term under operating leases was 12.0 and 12.5 years, respectively. As of June 30, 2020 and December 31, 2019, the weighted average discount rate for operating lease liabilities was 5.6%.

Future Lease Payments

As of June 30, 2020, future payments under operating lease agreements are as follows (in thousands):

Year Ending December 31,
Remainder of 2020	$3,991
2021	7,401
2022	5,863
2023	5,334
2024	5,011
Thereafter	29,191

Total operating lease payments	56,791
Less imputed interest	(16,039)	(1)

Present value of operating lease payments	$40,752

(1)	Calculated based on the term of the respective leases using discount rates ranging from 2.0% to 10.0%.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Impairment of ROU Asset

In June 2019, the Company began attempting to sublease a portion of its ROU assets previously used for warehouse space that are no longer needed for current operations. As a result, an impairment evaluation was completed that resulted in recognition of an impairment charge of $1.5 million for the three and six months ended June 30, 2019. This evaluation was based on the expected time to obtain a suitable subtenant and current market rates for similar commercial properties. As of December 31, 2019, an updated impairment evaluation was performed that resulted in an additional impairment charge of $0.8 million. As of June 30, 2020, the Company was continuing its efforts to obtain a subtenant for this space. Due to longer than expected timing to obtain a subtenant, an updated impairment evaluation was completed that resulted in recognition of an additional impairment charge of $0.4 million for the three and six months ended June 30, 2020.

NOTE 6 — DEBT

Summary of Debt

As of June 30, 2020 and December 31, 2019, debt consisted of the following (in thousands):

	2020	2019
EWB Credit Facility:
Term loan, net of discount of $576 and $448 as of June 30, 2020 and December 31, 2019, respectively	$13,424	$14,302
Revolver	-	9,700
PPP Loan payable, interest at 1.0%, unsecured, due April 2022	6,868	-
Installment notes payable	5	8

Total	20,297	24,010
Less current maturities	(1,505)	(11,208)

Long-term debt, less current maturities	$18,792	$12,802

Future Debt Maturities

As of June 30, 2020, the scheduled future maturities of long-term debt, exclusive of discount accretion, were as follows:

Year Ending December 31,

Remainder of 2020	$752
2021	1,503
2022	8,368
2023	10,250

Total	$20,873

EWB Credit Facility

On March 29, 2019, the Company entered into a Loan and Security Agreement (the “EWB Credit Facility”) with EWB. The EWB Credit Facility matures on March 29, 2023 and provides for (i) a term loan in the aggregate principal amount of $15.0 million, which may be increased to $25.0 million subject to the satisfaction of certain conditions (the “EWB Term Loan”) and (ii) a $10.0 million revolving loan facility (the “EWB Revolver”). The obligations of the Company under the EWB Credit Facility are secured by substantially all assets of the Company and guaranteed by certain subsidiaries of the Company.

Borrowings outstanding under the EWB Credit Facility initially provided for interest at the prime rate plus 0.50%. As of December 31, 2019, the prime rate was 4.75% and the contractual rate applicable to outstanding borrowings under the EWB Credit Facility was 5.25%. Pursuant to the Third Amendment discussed below, the interest rate applicable to outstanding borrowings under the EWB Credit Facility increased from 0.5% to 2.0% in excess of the prime rate beginning on March 13, 2020. As of June 30, 2020, the prime rate was 3.25% and the contractual rate applicable to outstanding borrowings under the EWB Credit Facility was 5.25%. Payments under the EWB Term Loan were interest-only through September 30, 2019, followed by monthly principal payments of $125,000 plus interest through the stated maturity date of the EWB Term Loan.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The EWB Credit Facility requires compliance with certain financial and restrictive covenants and includes customary events of default. Key financial covenants include maintenance of minimum Adjusted EBITDA and a maximum Total Leverage Ratio (all as defined and set forth in the EWB Credit Facility). On March 13, 2020, the Company entered into the Third Amendment to the EWB Credit Facility. As of June 30, 2020, the Company was in compliance with all of the terms under the EWB Credit Facility, as amended. In addition to the change in interest rate discussed above, the Third Amendment modified the Credit Facility as follows:

●	In March 2020, the Company made an initial deposit of $15.1 million in restricted cash accounts designated by EWB. The future requirement to maintain restricted cash will be reduced by the amount of principal payments under the EWB Term Loan after the amendment date. As of June 30, 2020, the restricted cash deposit amounted to $14.7 million.
●	For any future amounts borrowed under the EWB Revolver, the Company is required to increase restricted cash deposits by the corresponding amount of the borrowings.
●	Less stringent requirements are applicable for future compliance with the minimum adjusted EBITDA covenant, the maximum total leverage ratio, and the fixed charge coverage ratio. Additionally, compliance with the maximum total leverage ratio and the fixed charge coverage ratio have been delayed until June 30, 2021.
●	The existing provision related to “equity cures” that may be employed to maintain compliance with financial covenants was increased from $5.0 million to $15.0 million for the year ending December 31, 2020, and to $10.0 million per year for each calendar year thereafter.
●	The Company was required to obtain equity infusions for at least $15.0 million for the six months ended June 30, 2020. As discussed in Note 7, the Company received gross proceeds of $25.8 million for the six months ended June 30, 2020.
●	The Company was required to obtain equity infusions for gross proceeds of $30.0 million for the year ending December 31, 2020. Pursuant to the Fourth Amendment discussed in Note 14, this amount was increased by up to $1.2 million if the Company redeems shares of its Common Stock for the year ending December 31, 2020. The Company made stock repurchases for approximately $1.2 million in July 2020 whereby equity infusions for gross proceeds of $31.2 million are now required for the year ending December 31, 2020. After deducting gross proceeds of $25.8 million received for the six months ended June 30, 2020, additional equity infusions that result in gross proceeds of $5.4 million must be received by December 31, 2020.

The Company evaluated the terms of the Third Amendment and determined it should be accounted for as a modification, whereby additional debt discount and issuance costs of approximately $0.2 million were incurred.

PPP Loan

On April 14, 2020, the Company entered into the PPP Loan pursuant to the Paycheck Protection Program under the CARES Act with EWB in an aggregate principal amount of approximately $6.9 million. The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The Company intends to apply to the lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the permitted period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act. The Company’s eligibility for the PPP Loan, expenditures that qualify toward forgiveness, and the final balance of the PPP Loan that may be forgiven are subject to audit and final approval by the SBA. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to pay interest at 1.0% and, commencing in October 2020, interest payments will be required through the maturity date in April 2022. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loan may be accelerated upon the occurrence of an event of default, including if the SBA subsequently reaches an audit determination that the Company does not meet the eligibility criteria.

The PPP Loan is being accounted for under ASC 470, Debt whereby interest expense is being accrued at the contractual rate and future debt maturities are based on the assumption that none of the principal balance will be forgiven. Forgiveness, if any, will be recognized as a gain on extinguishment if the lender legally releases the Company based on the criteria set forth in the debt agreement and the CARES Act.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 — STOCKHOLDERS’ EQUITY

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the three months ended June 30, 2020 and 2019 were as follows (in thousands):

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated
Three Months Ended June 30, 2020	Shares	Amount	Capital	(Loss)	Deficit	Total

Balances, March 31, 2020	87,245	$87	$213,385	$(589)	$(124,089)	$88,794
Issuance of Common Stock:
ATM Agreement, net of offering costs	11,191	11	16,731	-	-	16,742
Exercise of stock options	-	-	-	-	-	-
Vesting of restricted stock awards	6	-	-	-	-	-
Stock-based compensation expense	-	-	1,085	-	-	1,085
Net change in other comprehensive income	-	-	-	448	-	448
Net loss	-	-	-	-	(9,554)	(9,554)

Balances, June 30, 2020	98,442	$98	$231,201	$(141)	$(133,643)	$97,515

Three Months Ended June 30, 2019
Balances, March 31, 2019	75,393	$75	$179,592	$1,053	$(24,252)	$156,468
Issuance of Common Stock:
ATM Agreement, net of offering costs	2,225	2	11,139	-	-	11,141
Employee services	6	-	31	-	-	31
Stock-based compensation expense	-	-	434	-	-	434
Fair value of warrant issued for license agreement	-	-	838	-	-	838
Net change in other comprehensive income	-	-	-	569	-	569
Net loss	-	-	-	-	(11,681)	(11,681)

Balances, June 30, 2019	77,624	$77	$192,034	$1,622	$(35,933)	$157,800

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has no obligation to sell any of the Placement Shares under the ATM Agreement. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital. Under the terms of the ATM Agreement, the Company agreed to pay the Agent a commission equal to 3.0% of the gross proceeds from the gross sales price of the Placement Shares up to $30 million, and 2.5% of the gross proceeds from the gross sales price of the Placement Shares in excess of $30 million. In addition, the Company has agreed to pay certain expenses incurred by the Agent in connection with the offering. Through June 30, 2020, an aggregate of approximately 22.1 million shares of Common Stock were sold for gross proceeds of approximately $46.5 million. For the six months ended June 30, 2020, an aggregate of 16.1 million shares were sold for gross proceeds of $25.8 million. Total commissions and fees of $0.8 million were deducted from the gross proceeds for the six months ended June 30, 2020. Presented below is a summary of Common Stock issued pursuant to the ATM Agreement for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

	Number	Gross Proceeds		Offering Costs		Net
Description	Of Shares	Per Share	Amount	Commissions	Other	Proceeds

Six Months Ended June 30, 2020:
Three months ended March 31, 2020	4,939	$1.73	$8,545	$(257)	$(3)	$8,285
Three months ended June 30, 2020	11,191	$1.54	17,270	(436)	(91)	16,743

Total	16,130	$1.60	$25,815	$(693)	$(94)	$25,028

Six Months Ended June 30, 2019:
Three months ended March 31, 2019	-	$-	$-	$-	$-	$-
Three months ended June 30, 2019	2,225	$5.27	11,733	(352)	(240)	11,141

Total	2,225	$5.27	$11,733	$(352)	$(240)	$11,141

NOTE 8 — STOCK OPTIONS AND WARRANTS

Stock Option Activity

The following table sets forth stock option activity under the Company’s stock option plans for the six months ended June 30, 2020 (shares in thousands):

	Shares		Price (1)	Term (2)

Outstanding, December 31, 2019	3,551		$2.65	8.7
Grants	427		$1.80
Forfeited	(290)		$3.28
Exercised	(2)		$1.79

Outstanding, June 30, 2020	3,686	(3)	$2.50	8.0

Vested, June 30, 2020	1,372	(3)	$2.41	6.1

(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the stock options expire.
(3)	As of June 30, 2020, the closing price of the Company’s Common Stock was $1.53 per share, resulting in no intrinsic value associated with any outstanding stock options.

For the six months ended June 30, 2020, the valuation assumptions for stock options granted to employees and non-employees under the Company’s equity incentive plans were estimated on the date of grant using the BSM option-pricing model with the following weighted-average assumptions:

Grant date closing price of Common Stock	$1.79
Expected life (in years)	5.8
Volatility	104%
Dividend yield	0%
Risk-free interest rate	1.2%

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Based on the assumptions set forth above, the weighted-average grant date fair value per share for stock options granted for the six months ended June 30, 2020 and 2019 was $1.43 and $4.65, respectively. The BSM model requires various subjective assumptions that represent management’s best estimates of the fair value of the Company’s Common Stock, volatility, risk-free interest rates, expected term, and dividend yield. The expected term represents the weighted-average period that options granted are expected to be outstanding giving consideration to vesting schedules. Because the Company does not have an extended history of actual exercises, the Company has estimated the expected term using a simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. The Company has never declared or paid cash dividends and does not plan to pay cash dividends in the foreseeable future; therefore, the Company used an expected dividend yield of zero. The risk-free interest rate is based on U.S. Treasury rates in effect for maturities based on the expected term of the grant. The expected volatility is based on the historical volatility of the Company’s Common Stock for the period beginning in August 2016 when its shares were first publicly traded through the grant date of the respective stock options.

Restricted Stock Activity

The following table sets forth activity related to grants of restricted stock under the Company’s stock option plans for the six months ended June 30, 2020 (in thousands):

	Equity-Classified Awards				Liability-Classified Awards(1)
	Number of		Unvested		Number of		Unvested
	Shares		Compensation		Shares		Compensation

Outstanding, December 31, 2019	2,123		$4,605		37		$67
Shares issued to Board members	339	(2)	600	(2)	-		-
Grants of unvested awards	258	(3)	442	(3)	-		-
Forfeitures	(62)		(128)		(1)		(2)
Fair value adjustments and other	-		9		(1)		(11)	(1)
Vested shares and expense	(209)	(4)	(1,340)	(4)	-	(4)	(13)	(4)

Outstanding, June 30, 2020	2,449		$4,188		35		$41

Intrinsic value, June 30, 2020	$3,747	(5)			$54	(5)

(1)	Certain awards granted to employees in China are not permitted to be settled in shares, which requires classification as a liability in the Company’s condensed consolidated balance sheets. This liability is adjusted based on the closing price of the Company’s Common Stock at the end of each reporting period until these awards vest. As of June 30, 2020 and December 31, 2019, the cumulative amount of compensation expense recognized is based on the progress toward vesting and the total fair value of the respective awards on those dates.
(2)	Represents grants to members of the Board of Directors whereby the shares of Common Stock will be issued upon vesting, which occurs one year after the grant date. The fair value of the shares was recorded based on the closing price for the Company’s Common Stock of $1.77 per share on the grant date.
(3)	Represents restricted stock awards that generally vest over three years with fair value determined based on the closing price of the Company’s Common Stock on the respective grant dates.
(4)	The “Number of Shares” column reflects shares that vested due to achievement of service conditions during the six months ended June 30, 2020. The “Unvested Compensation” column reflects the stock-based compensation expense recognized for both vested and unvested awards during the period.
(5)	The intrinsic value is based on the closing price of the Company’s Common Stock of $1.53 per share on June 30, 2020.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation Expense

Substantially all stock-based compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The table below summarizes stock-based compensation expense related to stock options and restricted stock awards for the three and six months ended June 30, 2020 and 2019, and the unrecognized compensation expense as of June 30, 2020 and 2019 (in thousands):

	Stock-based Compensation Expense (Recovery)				Unrecognized Expense
	Three Months Ended June 30,		Six Months Ended June 30,		as of June 30,
	2020	2019	2020	2019	2020	2019

Plan-based stock options awards	$471	$(377)	$1,096	$938	$3,680	$3,860
Plan-based restricted stock awards:
Equity-classified	614	920	1,340	2,273	4,188	2,281
Liability-classified	7	447	13	1,012	41	1,194
Non-plan equity-classified
restricted stock awards	-	10	-	64	-	-

Total	$1,092	$1,000	$2,449	$4,287	$7,909	$7,335

As of June 30, 2020, unrecognized stock-based compensation expense is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.0 years for stock options, 1.8 years for equity-classified restricted stock awards, and 1.5 years for liability-classified restricted stock awards.

Warrants

As of June 30, 2020 and 2019, the Company had warrants outstanding for 0.3 million shares of Common Stock. For the three and six months ended June 30, 2020 and 2019, no warrants were granted, exercised or expired.

NOTE 9 — INCOME TAXES

The Company’s provision for income taxes for the three months ended June 30, 2020 and 2019 resulted in income tax expense of $0.6 million and $7.8 million, respectively. The effective tax rate as a percentage of pre-tax losses for the three months ended June 30, 2020 and 2019 was negative 6% and negative 201%, respectively, compared to the U.S. federal statutory rate of 21%. The negative effective tax rate for the three months ended June 30, 2020 was primarily due to foreign income tax expense on profitable foreign operations and the impact of the domestic valuation allowance offsetting domestic income tax benefits. The difference between the negative effective tax rate of 201% for the three months ended June 30, 2019 and the U.S. federal statutory rate was primarily attributable to the establishment of a valuation allowance applied to the Company’s domestic net deferred tax assets.

The Company’s provision for income taxes for the six months ended June 30, 2020 and 2019 resulted in income tax expense of $1.3 million and $6.1 million, respectively. The effective tax rate as a percentage of pre-tax losses for the six months ended June 30, 2020 and 2019 was negative 6% and negative 85%, respectively, compared to the U.S. federal statutory rate of 21%. The negative effective tax rate for the six months ended June 30, 2020 was primarily due to foreign income tax expense on profitable foreign operations and the impact of the domestic valuation allowance offsetting domestic income tax benefits. The difference between the negative effective tax rate of 85% for the six months ended June 30, 2019 and the U.S. federal statutory rate was primarily attributable to the establishment of a valuation allowance.

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

The total outstanding balance for liabilities related to unrecognized tax benefits was $1.5 million as of June 30, 2020 and December 31, 2019. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NewAge, Inc.

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

The Company has various non-income tax contingencies in several countries. Such exposure could be material depending upon the ultimate resolution of each situation. As of June 30, 2020 and December 31, 2019, the Company has recorded a current liability under ASC 450, Contingencies, of approximately $1.9 million and $0.9 million, respectively.

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

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus resulted in a world-wide pandemic. By March 2020, the U.S. economy had been largely shut down by mass quarantines and government mandated stay-in-place orders (the “Orders”) to halt the spread of the virus. While these Orders were relaxed or lifted in different jurisdictions at various times during the three months ended June 30, 2020, the overall impact of COVID-19 continues to have an adverse impact on business activities across the world. The Orders required some of the Company’s employees to work from home when possible, and other employees were entirely prevented from performing their job duties at times. These Orders have adversely impacted the Company’s customers such as restaurants, hotels, stadiums and airports in the United States, whereby average monthly revenue for that line of the Company’s distribution business decreased by approximately 48% for the four months ended June 30, 2020 compared to the first two months of 2020. The world-wide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it could have a material adverse effect on the Company’s business as consumer demand for its products could decrease.

Foreign jurisdictions accounted for approximately 64% of the Company’s net revenue for the three months ended June 30, 2020. The impact of COVID-19 was a significant contributing factor for the three months ended June 30, 2020 that resulted in decreases in net revenue by 17% in China, 10% in Japan, and 18% in all other foreign countries as a group. While the Company’s direct-to-consumer selling model typically relies heavily on the use of its IPC sales force in close contact with customers, the pandemic has required alternative selling approaches such as through social media. Until a vaccine or other successful mitigation of COVID-19 is developed, no assurance can be provided that the Company will be able to avoid future reductions in net revenue using alternative selling approaches that avoid direct contact with customers.

In most jurisdictions, the Orders have been relaxed or lifted but considerable uncertainty remains about whether the Orders will need to be reinstated as the spread of COVID-19 continues. While the current disruption to the Company’s business is expected to be temporary, the long-term financial impact on the Company’s business cannot be reasonably estimated at this time.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Employment Agreements

 On May 8, 2020, the Company entered into employment agreements with three executive officers, Brent Willis, Gregory Gould, and David Vanderveen. The employment agreements provide for aggregate annual base compensation of $650,000, $500,000, and $550,000 plus target annual performance bonuses of 100%, 50%, and 50% of annual base compensation for Mr. Willis, Mr. Gould, and Mr. Vanderveen, respectively. The agreements expire on January 1, 2023 and provide for annual renewal periods thereafter. If the employment agreements are terminated by the Company for Cause (as defined in the employment agreements) or officer resigns without Good Reason (as defined in the employment agreements), becomes disabled, or dies before the expiration date, the Company is required to pay base salary through the termination date plus reimbursement of business expenses and unused vacation. If the Company terminates the employment agreements with Messrs. Willis or Gould without Cause or they resign for Good Reason, the Company will be required to make severance payments of 18 months and 12 months of base compensation and health insurance benefits, for Mr. Willis and Mr. Gould, respectively, plus the target performance bonus that would have been otherwise payable for the year in which termination occurs. If the Company terminates the employment agreement with Mr. Vanderveen without Cause, the Company will be required to pay the remaining amounts due under the employment agreement, including severance payments of nine months of base compensation with one additional month for every full year of service up to 12 months total, plus the target performance bonus that would have been otherwise payable for the year in which the termination occurs. If Mr. Vanderveen resigns for Good Reason, the Company will be required to make severance payments of nine months of base compensation with one additional month for every full year of service up to 12 months total, plus the target performance bonus that would have been otherwise payable for the year in which the termination occurs. If termination of any of the three executive officers occurs in connection with a change of control, the Company is required to make (i) severance payments of between 150% and 200% of annual base compensation plus the target bonus applicable in the year in which termination occurs, and (ii) payments for up to 18 months of health insurance benefits.

NOTE 11 —NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share includes dilutive stock options, unvested restricted stock awards, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. For the three and six months ended June 30, 2020 and 2019, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. As of June 30, 2020 and 2019, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2020	2019

Equity incentive plan awards:
Stock options	3,686	2,560
Restricted stock awards	2,484	1,226
Common stock purchase warrants	311	303

Total	6,481	4,089

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

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date

As of June 30, 2020 and December 31, 2019, the fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values due to the short-term nature of these instruments. Cash equivalents consist of short-term certificates of deposit that are classified as Level 2. The recorded amounts for the business combination obligations in Note 3 and the debt obligations in Note 6 also approximated fair value due to the short-term maturities of the business combination liabilities, and the variable nature of the interest rates under the EWB Credit Facility. Due to the U.S. government guarantee and the otherwise unique terms of the PPP Loan discussed in Note 6, it was not possible to determine fair value of this debt instrument.

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of June 30, 2020 and December 31, 2019 were as follows:

	As of June 30, 2020				As of December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Earnout under Series D preferred stock	$-	$-	$-	$-	$-	$-	$225	$225
Marley earnout obligation	-	-	-	-	-	-	-	-
Interest rate swap liability	-	406	-	406	-	99	-	99

Total	$-	$406	$-	$406	$-	$99	$225	$324

Valuation assumptions for the earnout under the Series D preferred stock are set forth in Note 3. The interest rate swap agreement provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.50%, and is classified within Level 2 of the fair value hierarchy. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the six months ended June 30, 2020 and 2019, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

A significant portion of the Noni by NewAge business is conducted in foreign markets, exposing the Company to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations. As set forth in Note 13, for the three and six months ended June 30, 2020 and 2019, a significant portion of the Company’s consolidated net revenue was generated outside the United States, primarily in the Asia Pacific market. Most of the Noni by NewAge’s products have a component of the Noni plant, Morinda Citrifolia (“Noni”) as a common element. Tahitian Noni® Juice, MAX and other noni-based beverage products comprise over 80% of net revenue of the Noni by NewAge segment. However, if consumer demand for these products decreases significantly or if the Company ceases to offer these products without a suitable replacement, the Company’s consolidated financial condition and operating results would be adversely affected. The Company purchases fruit and other Noni-based raw materials from French Polynesia, but these purchases of materials are from a wide variety of individual suppliers with no single supplier accounting for more than 10% of its raw material purchases during the three and six months ended June 30, 2020. However, as the majority of the raw materials are consolidated and processed at the Company’s plant in Tahiti, the Company could be negatively affected by certain governmental actions or natural disasters if they occurred in that region of the world. For the three and six months ended June 30, 2020 and 2019, no single customer accounted for 10% or more of the Company’s consolidated net revenue.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. Cash deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of June 30, 2020, the Company had cash and cash equivalents with three financial institutions in the United States with balances of $13.9 million, $11.9 million and $3.5 million, and two financial institutions in China with balances of $8.7 million and $7.5 million. As of December 31, 2019, the Company had cash and cash equivalents with two financial institutions in the United States with balances of $22.2 million and $1.4 million, and two financial institutions in China with balances of $6.6 million and $3.6 million. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Noni by NewAge segment is engaged in the development, manufacturing, and marketing of Tahitian Noni® Juice, MAX and other noni beverages as well as other nutritional, cosmetic and personal care products. The Noni by NewAge segment has manufacturing operations in Tahiti, Germany, Japan, the United States, and China. The Noni by NewAge segment’s products are sold and distributed in more than 60 countries using IPCs through its direct to consumer selling network and ecommerce business model. Approximately 80% of the net revenue of the Noni by NewAge segment is generated in the key Asia Pacific markets of Japan, China, Korea, Taiwan, and Indonesia.

The NewAge segment markets and sells a portfolio of healthy beverage brands including XingTea, Búcha® Live Kombucha, Coco-Libre, Evian, Nestea, Illy Coffee and Volvic. These products are distributed through the Company’s Direct Store Distribution (“DSD”) network and a hybrid of other routes to market throughout the United States and in a few countries around the world. The NewAge segment brands are sold in all channels of distribution including hypermarkets, supermarkets, pharmacies, convenience, gas and other outlets. The NewAge segment distributes beverages to retail customers and sells beverages to wholesale distributors, key account owned warehouses and international accounts using several distribution channels.

Net revenue by reporting segment for the three and six months ended June 30, 2020 and 2019, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2020	2019	2020	2019

Noni by NewAge	$46,861	$52,060	$96,971	$100,282
NewAge	15,776	14,288	29,359	24,373

Net revenue	$62,637	$66,348	$126,330	$124,655

Gross profit by reporting segment for the three and six months ended June 30, 2020 and 2019, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2020	2019	2020	2019

Noni by NewAge	$35,903	$40,469	$75,509	$78,174
NewAge	2,175	1,180	4,093	2,051

Gross profit	$38,078	$41,649	$79,602	$80,225

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Assets by reporting segment as of June 30, 2020 and December 31, 2019, were as follows (in thousands):

Segment	2020	2019

Noni by NewAge	$186,304	$201,600
NewAge	55,708	49,530

Total assets	$242,012	$251,130

Depreciation and amortization expense by reporting segment, including amounts charged to cost of goods sold for the three and six months ended June 30, 2020 and 2019, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2020	2019	2020	2019

Noni by NewAge	$1,725	$1,671	$3,444	$3,366
NewAge	148	534	308	1,075

Total depreciation and amortization	$1,873	$2,205	$3,752	$4,441

Capital expenditures for property and equipment and identifiable intangible assets by reporting segment for the three and six months ended June 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2020	2019	2020	2019

Noni by NewAge	$286	$461	$1,753	$577
NewAge	103	576	227	1,709

Total capital expenditures	$389	$1,037	$1,980	$2,286

Geographic Concentrations

The Company attributes net revenue to geographic regions based on the location of its customers’ contracting entity. The following table presents net revenue by geographic region for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

United States of America	$22,531	$19,965	$41,916	$36,420
Japan	20,940	23,238	41,807	43,938
China	11,181	13,407	26,156	26,562
Other countries	7,985	9,738	16,451	17,735

Net revenue	$62,637	$66,348	$126,330	$124,655

As of June 30, 2020 and December 31, 2019, the net carrying value of property and equipment located outside of the United States amounted to approximately $22.6 million and $22.1 million, respectively.

NOTE 14 — SUBSEQUENT EVENTS

Fourth Amendment to Credit Facility

On July 6, 2020, the Company entered into the Fourth Amendment to the EWB Credit Facility discussed in Note 6. The Fourth Amendment reduced the amount of restricted cash in China with a corresponding increase in restricted cash in the United States. The Fourth Amendment also permitted the Company to repurchase up to $1.2 million of shares of its Common Stock with a corresponding increase in the requirement of cash equity infusions from $30.0 million to approximately $31.2 million for the year ending December 31, 2020.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Purchase

On July 6, 2020, the Company purchased from the Company’s Chief Executive Officer a total of 780,000 shares of Common Stock based on the closing market price of $1.53 per share. The total purchase price of approximately $1.2 million will be accounted for as a reduction of stockholders’ equity for the three months ending September 30, 2020. The shares were immediately canceled and returned to the Company’s authorized but unissued shares of Common Stock.

Merger Agreement

On July 20, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Ariel Merger Sub, LLC (“Merger Sub”), Ariix, LLC (“Ariix”), certain members of Ariix (the “Sellers”) and Frederick Cooper, as primary shareholder and Sellers Agent (the “Sellers Agent”), pursuant to which the Company agreed to acquire Ariix, which owns five brands in the e-commerce and direct selling channels (the “Acquisition”). The Merger Agreement contains customary representations, warranties, covenants and indemnities by the parties to such agreement and is subject to customary closing conditions, including, among other things, (i) the receipt of regulatory approvals, including applicable antitrust approvals, (ii) the accuracy of the respective parties’ representations and warranties, subject to customary qualifications, and (iii) material compliance by the parties with their respective covenants and obligations. In addition, the Merger Agreement contains certain termination rights, including by the Company or the Sellers Agent in the event the closing has not occurred by September 30, 2020 (the “Outside Date”). Pursuant to the Merger Agreement, on the closing date (the “Closing Date”), Ariix will merge with Merger Sub, with Ariix as the surviving entity and becoming a wholly-owned subsidiary of the Company.

On the Closing Date, the Company will be required to pay the Sellers $25.0 million in cash and issue (i) 18.0 million shares of Common Stock, (ii) a convertible promissory note for $10.0 million that matures six months from the Closing Date (the “Six-Month Convertible Note”), and (iii) a convertible promissory note for $141.3 million that matures 24 months from the Closing Date (the “Two-Year Convertible Note” and jointly with the Six-Month Convertible Note, the “Convertible Notes”). The original principal balance of the Convertible Notes will be subject to adjustment based on the working capital of Ariix at the Closing Date. In connection with the Acquisition and subject to approval by the Company’s stockholders, the Company will issue to Frederick Cooper or his designees 7.0 million shares of Common Stock in consideration of a three year non-competition, non-solicitation, invention assignment, and right of first refusal agreement to buy or license any intellectual property developed during the term of the agreement.

The Convertible Notes will be subordinated to the EWC Credit Facility and bear no interest if paid in full within six months of the Closing Date. If the Two-Year Convertible Note is not paid in full within six months of the Closing Date, it will retroactively bear interest at 7.0% per annum through the maturity date. Subject to approval by the Company’s stockholders and solely at the election of the Company, the Convertible Notes and any accrued interest will be convertible into Common Stock with a conversion price floor of $2.00 per share of Common Stock, a conversion price cap of $6.00 per share of Common Stock, and the automatic conversion into Common Stock if the market price of the Common Stock reaches $6.00 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding COVID-19

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus had resulted in a world-wide pandemic. The U.S. economy was largely shut down by mass quarantines and government mandated stay-at-home orders (the “Orders”) to halt the spread of the virus. These Orders have required some of our employees to work from home when possible, and other employees have been entirely prevented from performing their job duties until the Orders are relaxed or lifted. These Orders have adversely impacted our customers such as restaurants, hotels, stadiums and airports in the United States, whereby average monthly revenue for that line of our distribution business decreased by approximately 48% for the four months ended June 30, 2020 compared to the first two months of 2020. We expect these lower sales levels for this line of business in our NewAge segment to continue until the COVID-19 Orders are lifted and consumers resume visiting restaurants, attending stadium events, and traveling. In foreign jurisdictions, which accounted for approximately 64% of our net revenue for the three months ended June 30, 2020, our direct-to-consumer selling model typically relies heavily on the use of our IPC sales force in close contact with our customers. The COVID-19 pandemic has required alternative selling approaches such as through social media. During the three months ended June 30, 2020, we saw reductions in our direct-to-consumer segment, and we may be unable to avoid future reductions in net revenue using these alternative selling approaches that avoid direct contact with our customers. The world-wide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it could have a material adverse effect on our business as consumer demand for our products could decrease.

While these Orders were relaxed or lifted in different jurisdictions at various times during the three months ended June 30, 2020, the overall impact of COVID-19 continues to have an adverse impact on business activities across the world. There is no assurance that Orders that were previously relaxed or lifted will not be reinstated as the spread of COVID-19 continues. For example, many jurisdictions reinstated masking orders in July 2020 after test results showed a resurgence of the pandemic. Resurgence of the pandemic in some markets has slowed the reopening process. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. The long-term financial impact on our business cannot be reasonably estimated at this time.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

●	Anticipated operating results, including revenue and earnings.

●	Our expectations about the extent and duration of COVID-19 on our business.

●	Volatility in credit and market conditions.

●	Our belief that we have sufficient liquidity to fund our business operations over the next 12 months.

●	Ability to bring new products to market in an ever-changing and difficult regulatory environment.

●	Ability to re-patriate cash from certain foreign markets.

●	Strategy for customer retention and growth.

●	Risk management strategy.

●	Expected capital expenditure levels for 2020 and 2021.

●	Ability to successfully integrate acquisitions.

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

Our Business Model

Our mission is to inspire and educate the planet to “live healthy,” and we support this mission in part, by providing healthier, better-for-you products, that support improvement in people’s lives and health. Our goal is to lead in healthy hydration and wellness, healthy appearance, and nutritional performance platforms differentiating across the platforms with plant-based ingredients, Noni, CBD, and micro and phytonutrients. We are focused on improving the lives of our consumers, and the livelihoods of our independent product consultants, representatives and affiliates, while delivering sustainable profitable growth and enhanced shareholder value by focusing on doing well by doing good.

We are a healthy consumer products and lifestyles purpose-driven company engaged in the development and commercialization of a portfolio of organic, natural and other better-for-you products. Those products are grouped into three category platforms, health & wellness, healthy appearance, and nutritional performance. We focus on the development and commercialization of healthy, functionally-differentiated brands within those platforms utilizing Noni, cannabidiol (“CBD”), plant-based ingredients, or phytonutrients as points of difference across the portfolio. We also are one of a few companies in our industry that commercializes its business across multiple channels, employing an omni-channel distinctive route to market, including products sold in traditional retail, ecommerce, direct to consumer, and via our Direct-Store-Distribution (“DSD”) Network. NewAge is building its omni-channel route to market in the 60 countries in which the Company operates, including leverage of its independent product consultants (“IPCs”), a peer-to-peer selling group of approximately 260,000 independent contractor IPCs and customers worldwide.

We believe consumer awareness of the benefits of healthier lifestyles and the availability of healthier products is rapidly accelerating worldwide, and we are seeking to capitalize on that shift. We also believe consumer purchasing behavior is shifting with significantly greater purchases made via ecommerce and alternatives to traditional retail channels, with increasing demand for delivery direct to consumers’ homes.

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

Operating Segments

The direct to consumer segment of our business acquired from Morinda Holdings, Inc. (“Morinda”) is now rebranded Noni by NewAge. The Noni by NewAge segment is engaged in the development, manufacturing, and marketing of Tahitian Noni® Juice, a range of other noni-based beverages, the Te Mana portfolio of Healthy Appearance products as well as various other nutritional, cosmetic and personal care products. The Noni by NewAge segment has manufacturing operations in Tahiti, Germany, Japan, the United States, and China. The products of the Noni by NewAge segment are sold and distributed in more than 60 countries using IPCs through our direct to consumer selling network and e-commerce business model. Asia Pacific represents approximately 77% of this business, followed by North America at approximately 14%, with the Latin America, Europe, Africa, Australia/ New Zealand and Delivery division comprising the remainder of 9%.

The NewAge segment manufactures, markets and sells a portfolio of healthy beverage brands including Nestea, Illy, Xing, Búcha Live Kombucha, Aspen Pure, Coco-Libre, Evian, Volvic, and a range of other imported specialty brands. These products are distributed through our DSD network and a hybrid of other routes to market throughout the United States. The NewAge brands are sold in all channels of distribution including hypermarkets, supermarkets, pharmacies, convenience, restaurants, hotels, airports, gas and other outlets.

Recent Developments

Reference is made to Notes 4, 6, 7 and 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recent developments since January 1, 2020, including implementation of a restructuring plan designed to achieve selling, general and administrative cost reductions, proceeds from the PPP Loan with EWB in an aggregate principal amount of approximately $6.9 million pursuant to the recently-enacted U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an amendment to the EWB Credit Facility in March 2020, and sales of our common stock under the ATM Agreement that resulted in gross proceeds of $25.8 million for the six months ended June 30, 2020. In addition, reference is made to Note 14 to our condensed consolidated financial statements for discussion of the Fourth Amendment to the EWB Credit Facility, repurchase and retirement of shares for $1.2 million, and the Merger Agreement with Ariix, LLC which we intend to acquire for total consideration in excess of $200 million based on the current price of our Common Stock. These recent developments are also discussed below under the caption Liquidity and Capital Resources.

In March 2020, we initiated a strategic review of our U.S. retail brands and the BWR division. This review is currently in process and is expected to be completed by the end of the third quarter of 2020. We have not entered into any agreements or understandings with any potential strategic partners in connection with such review.

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

Results of Operations

Three Months Ended June 30, 2020 and 2019

Our consolidated statements of operations for the three months ended June 30, 2020 and 2019 are presented below (dollars in thousands):

	2020	2019	Change	Percent

Net revenue	$62,637	$66,348	$(3,711)	-6%
Cost of goods sold	24,559	24,699	(140)	-1%

Gross profit	38,078	41,649	(3,571)	-9%
Gross margin	61%	63%

Operating expenses:
Commissions	18,405	19,607	(1,202)	-6%
Selling, general and administrative	26,277	28,175	(1,898)	-7%
Gain from change in fair value of earnout obligations	-	(6,665)	6,665	-100%
Impairment of right-of-use assets	400	1,500	(1,100)	-73%
Depreciation and amortization expense	1,761	2,017	(256)	-13%

Total operating expenses	46,843	44,634	2,209	5%

Operating loss	(8,765)	(2,985)	(5,780)	194%

Non-operating income (expense):
Gain (loss) from sale of property and equipment	14	-	14	n/a
Interest expense	(600)	(756)	156	-21%
Gain (loss) from change in fair value of derivatives	20	-	20	n/a
Interest and other income (expense), net	328	(143)	471	-329%

Loss before income taxes	(9,003)	(3,884)	(5,119)	132%
Income tax expense	(551)	(7,797)	7,246	-93%

Net loss	$(9,554)	$(11,681)	$2,127	-18%

Presented below is our net revenue, cost of goods sold, gross profit and gross margin by segment for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Noni by NewAge Segment				NewAge Segment
	2020	2019	Change	Percent	2020	2019	Change	Percent

Net revenue	$46,861	$52,060	$(5,199)	-10%	$15,776	$14,288	$1,488	10%
Cost of goods sold	10,958	11,591	(633)	-5%	13,601	13,108	493	4%

Gross profit	$35,903	$40,469	$(4,566)	-11%	$2,175	$1,180	$995	84%
Gross margin	77%	78%			14%	8%

Net Revenue. Net revenue decreased from $66.3 million for the three months ended June 30, 2019 to $62.6 million for the three months ended June 30, 2020, a decrease of $3.7 million or 6%. For the three months ended June 30, 2020, this decrease consisted of decreases in net revenue of $5.2 million for the Noni by NewAge segment, partially offset by an increase of $1.5 million for the NewAge segment.

Net revenue for the Noni by NewAge segment decreased by $5.2 million from $52.1 million for the three months ended June 30, 2019 to $46.9 million for the three months ended June 30, 2020. We believe the decrease in net revenue for the Noni by NewAge segment was primarily caused by decreased purchasing by consumers during the COVID-19 pandemic and the related Orders that were in effect during the three months ended June 30, 2020. Our direct-to-consumer selling model typically relies heavily on the use of our IPC sales force in close contact with our customers. However, the COVID-19 pandemic required alternative selling approaches, such as through social media which we believe are improving but still currently less effective than in-person selling in certain regions. The impact of the pandemic was a significant contributing factor for the three months ended June 30, 2020 that resulted in decreases in net revenue of 17% in China, 10% in Japan, and 18% in all other foreign countries as a group. However, Noni by NewAge’s net revenue in the United States increased by 13% for the three months ended June 30, 2020. We expect our consolidated sales levels will continue to be impacted by COVID-19 until a vaccine or other successful mitigation is developed. In addition to the impact of COVID-19, we believe our net revenue in China was negatively impacted by the introduction in May 2020 of a new compensation plan for our IPCs, which typically results in tentative buying patterns until the mechanics of the new plan are fully understood.

Net revenue for the NewAge segment increased by $1.5 million from $14.3 million for the three months ended June 30, 2019 to $15.8 million for the three months ended June 30, 2020. The increase in net revenue for the NewAge segment for the three months ended June 30, 2020 was attributable to $2.3 million of net revenue related to BWR, which was acquired in July 2019, partially offset by a decrease in net revenue for our U.S. retail brands business of $0.8 million. The COVID-19 Orders have adversely impacted the Company’s customers such as restaurants, hotels, stadiums and airports in the United States, whereby average monthly revenue for that line of the Company’s distribution business decreased by approximately 48% for the four months ended June 30, 2020 compared to the first two months of 2020. We were able to partially mitigate the reductions in sales as a result of increased sales of personal protective equipment and hand sanitizer by the DSD division. We are currently evaluating our strategic alternatives with our U.S. retail brands and the BWR division which accounted for a combined $3.4 million of the net revenue of the NewAge segment for the three months ended June 30, 2020.

Cost of goods sold. Cost of goods sold decreased from $24.7 million for the three months ended June 30, 2019 to $24.6 million for the three months ended June 30, 2020, a decrease of $0.1 million. For the three months ended June 30, 2020, a decrease of $0.6 million was attributable to the Noni by NewAge segment, partially offset by an increase of $0.5 million attributable to the NewAge segment.

The $0.6 million reduction in cost of goods sold for the Noni by NewAge segment represents a reduction of 5% for the three months ended June 30, 2020. Cost of goods sold decreased primarily due to lower product shipments associated with the reduction in sales, partially offset by the elimination of a charge of $0.8 million for the three months ended June 30, 2019 related to the Morinda business combination that closed on December 21, 2018. The fair value of work-in-process and finished goods inventories on the closing date of the Morinda business combination exceeded the historical carrying value, which represented an element of built-in profit on the closing date that was charged to cost of goods sold as the related inventories were sold in 2019. For the three months ended June 30, 2019, a portion of the closing date inventories was sold, which resulted in a charge to cost of goods sold of approximately $0.8 million. The elimination of this $0.8 million charge in 2020 was partially offset by an increase in inventory-related charges of $0.2 million.

Cost of goods sold for the NewAge segment increased by 4% or $0.5 million for the three months ended June 30, 2020. This increase was attributable to cost of goods sold of $1.7 million related to BWR that was acquired in July 2019, partially offset by a reduction in write-offs related to excess and obsolete inventories and lower product costs for the DSD and U.S. retail brands division for the three months ended June 30, 2020.

Gross profit. Gross profit decreased from $41.6 million for the three months ended June 30, 2019 to $38.1 million for the three months ended June 30, 2020, a decrease of $3.5 million or 9%. The decrease in gross profit was due to the Noni by NewAge segment which decreased by $4.6 million due to net revenue that decreased by 10%, partially offset by cost of goods sold that decreased by 5% as discussed above. The NewAge segment accounted for an increase in gross profit of $1.0 million, driven by net revenue that increased by 10% whereas cost of goods sold only increased by 4%. We are currently evaluating our strategic alternatives with our U.S. retail brands and the BWR division, which generated approximately break-even gross profit during the three months ended June 30, 2020.

Consolidated gross margin decreased from 63% for the three months ended June 30, 2019 to 61% for the three months ended June 30, 2020. For the three months ended June 30, 2020, gross margin for our Noni by NewAge segment decreased by 1% whereas gross margin for the NewAge segment increased from 8% to 14%.

Commissions. Commissions were $19.6 million for the three months ended June 30, 2019 compared to $18.4 million for the three months ended June 30, 2020, a decrease of $1.2 million. Substantially all of this reduction was attributable to the Noni by NewAge segment which decreased from $19.2 million for the three months ended June 30, 2019 to $17.9 million for the three months ended June 30, 2020. The decrease in commissions of $1.3 million for the Noni by NewAge segment was primarily attributable to lower net revenue for the three months ended June 30, 2020. Under Noni by NewAge’s business model, commissions typically range between 37% and 39% of net revenue whereas commissions for the NewAge segment are typically about 3% of net revenue.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses decreased from $28.2 million for the three months ended June 30, 2019 to $26.3 million for the three months ended June 30, 2020, a decrease of $1.9 million. The primary cost reductions consisted of occupancy costs of $1.5 million, marketing costs of $0.8 million, travel costs of $0.3 million, and credit card transaction fees of $0.1 million. These decreases in SG&A expense totaled $2.7 million and were partially offset by increases in professional fees of $0.6 million, general business expenses of $0.1 million that was driven by higher director and officer insurance costs in 2020, and stock-based compensation of $0.1 million. For the three months ended June 30, 2020, SG&A expenses include $0.3 million for due diligence and other costs related to potential acquisition candidates and $0.3 million for additional professional fees.

In April 2020, we initiated a restructuring plan that is designed to achieve selling, general and administrative cost reductions. This restructuring plan is primarily focused on reductions in marketing and other personnel whereby we terminated approximately 100 employees in May and June 2020. We incurred severance costs of $0.9 million for the three months ended June 30, 2020. For the three months ended June 30, 2020, our cash-based compensation was reduced by approximately $0.9 million due to the initial results of the restructuring plan, but this savings was completely offset by the severance payments, whereby cash-based compensation was unchanged compared to the three months ended June 30, 2019. As a result of our implementation of the restructuring plan, we expect to achieve annualized cost savings of approximately $5.8 million related to the terminated employees, but no assurance can be provided that this restructuring plan will be successful in achieving the intended cost reductions.

Change in fair value of earnout obligations. In connection with the Morinda business combination, we were obligated to make an earnout payment referred to as a Milestone Dividend up to an aggregate of $15.0 million if the Adjusted EBITDA of Morinda was at least $20.0 million for the year ended December 31, 2019. The estimated fair value of the Milestone Dividend decreased by approximately $6.7 million from $13.2 million as of March 31, 2019 to approximately $6.5 million as of June 30, 2019. This reduction in the fair value of the Milestone Dividend resulted in an unrealized gain of approximately $6.7 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, we did not have any gain or loss on the change in fair value of earnout obligations.

Impairment expense. Impairment expense related to right-of-use assets (“ROU”) decreased from $1.5 million for the three months ended June 30, 2019 to $0.4 million for the three months ended June 30, 2020, a decrease of $1.1 million. In June 2019, we began attempting to sublease a portion of our ROU assets previously used for warehouse space that were no longer needed for current operations. As a result, an impairment evaluation was completed that resulted in recognition of an impairment charge of $1.5 million for the three months ended June 30, 2019. This evaluation was based on the expected time to obtain a suitable subtenant and current market rates for similar commercial properties. As of June 30, 2020, we are continuing our efforts to obtain a subtenant for this space. Due to longer than expected timing to obtain a subtenant that we believe was at least partially attributable to the economic shut down related to COVID-19, we completed an updated impairment evaluation that resulted in an additional impairment charge of $0.4 million for the three months ended June 30, 2020. It is possible that further impairment charges will be incurred if we are not able to locate a subtenant in the next six to eight months, or if the sublease terms are less favorable than our current expectations.

Depreciation and amortization expense. Depreciation and amortization expense included in operating expenses decreased from $2.0 million for the three months ended June 30, 2019 to $1.8 million for the three months ended June 30, 2020, a decrease of $0.2 million. This decrease was primarily attributable to impairment charges of $21.7 million recorded in December 2019 that eliminated the net carrying value of substantially all of the intangible assets of the NewAge segment.

Interest expense. Interest expense decreased from $0.8 million for the three months ended June 30, 2019 to $0.6 million for the three months ended June 30, 2020, a decrease of $0.2 million. For the three months ended June 30, 2020, interest expense was primarily attributable to (i) interest expense based on the contractual rates under the EWB Credit Facility of $0.2 million based on a weighted average interest rate of 5.3% and weighted average borrowings outstanding of $14.3 million, (ii) accretion of discount and amortization of debt issuance costs for a total of $0.2 million related to the Morinda business combination liabilities and the EWB Credit Facility, (iii) imputed interest expense of $0.1 million related to our deferred lease financing obligation, and (iv) cash settlements under our interest rate swap agreement, unused line fees and other interest charges of $0.1 million. Based on the 1.0% contractual rate, interest expense related to our PPP Loan amounted to approximately $14,000 for the six months ended June 30, 2020.

For the three months ended June 30, 2019, interest expense was primarily attributable to (i) interest expense based on the contractual rates under the EWB Credit Facility of $0.2 million based on a weighted average interest rate of 6.0% and weighted average borrowings outstanding of $15.6 million for the three months ended June 30, 2019, (ii) accretion of discount for a total of $0.5 million related to the Morinda business combination liabilities and the EWB Credit Facility, and (iii) imputed interest expense of $0.1 million related to our deferred lease financing obligation.

Interest and other income (expense), net. For the three months ended June 30, 2020, we had interest and other income (expense), net that resulted in income of $0.3 million compared to expense of $0.1 million for the three months ended June 30, 2019. Interest and other income (expense), net for the three months ended June 30, 2020 consisted of foreign exchange gains of $0.2 million and interest income of $0.1 million. Interest and other income (expense), net for the three months ended June 30, 2019 consisted of other non-operating expenses of $0.2 million, partially offset by interest income of $0.1 million.

Income tax expense. For the three months ended June 30, 2020, we recognized income tax expense of $0.6 million, which consisted of foreign income taxes associated with profitable foreign markets. Due to the establishment of a valuation allowance applied against our domestic net deferred tax assets, we did not recognize a domestic income tax benefit for the three months ended June 30, 2019. For the three months ended June 30, 2019, we recognized income tax expense of $7.8 million, which consisted of a $3.3 million valuation allowance, reversal of a domestic tax benefit of $4.1 million that was recognized for the quarter ended March 31, 2019 that was no longer expected to be realized, and foreign tax expense of $0.4 million.

Six Months Ended June 30, 2020 and 2019

Our consolidated statements of operations for the six months ended June 30, 2020 and 2019 are presented below (dollars in thousands):

	2020	2019	Change	Percent

Net revenue	$126,330	$124,655	$1,675	1%
Cost of goods sold	46,728	44,430	2,298	5%

Gross profit	79,602	80,225	(623)	-1%
Gross margin	63%	64%

Operating expenses:
Commissions	37,920	37,645	275	1%
Selling, general and administrative	56,885	55,017	1,868	3%
Gain from change in fair value of earnout obligations	-	(6,665)	6,665	-100%
Impairment of right-of-use assets	400	1,500	(1,100)	-73%
Depreciation and amortization expense	3,542	4,253	(711)	-17%

Total operating expenses	98,747	91,750	6,997	8%

Operating loss	(19,145)	(11,525)	(7,620)	66%

Non-operating income (expense):
Gain (loss) from sale of property and equipment	(66)	6,442	(6,508)	-101%
Interest expense	(1,172)	(2,402)	1,230	-51%
Gain (loss) from change in fair value of derivatives	(306)	470	(776)	-165%
Interest and other income (expense), net	791	(185)	976	-528%

Loss before income taxes	(19,898)	(7,200)	(12,698)	176%
Income tax expense	(1,274)	(6,097)	4,823	-79%

Net loss	$(21,172)	$(13,297)	$(7,875)	59%

Presented below is our net revenue, cost of goods sold, gross profit and gross margin by segment for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Noni by NewAge Segment				NewAge Segment
	2020	2019	Change	Percent	2020	2019	Change	Percent

Net revenue	$96,971	$100,282	$(3,311)	-3%	$29,359	$24,373	$4,986	20%
Cost of goods sold	21,462	22,108	(646)	-3%	25,266	22,322	2,944	13%

Gross profit	$75,509	$78,174	$(2,665)	-3%	$4,093	$2,051	$2,042	100%
Gross margin	78%	78%			14%	8%

Net Revenue. Net revenue increased from $124.7 million for the six months ended June 30, 2019 to $126.3 million for the six months ended June 30, 2020, an increase of $1.7 million or 1%. For the six months ended June 30, 2020, higher revenues resulted from an increase in net revenue of $5.0 million for the NewAge segment, partially offset by a reduction in net revenue of $3.3 million for the Noni by NewAge segment.

Net revenue for the Noni by NewAge segment decreased by $3.3 million from $100.3 million for the six months ended June 30, 2019 to $97.0 million for the six months ended June 30, 2020. We believe the decrease in net revenue for the Noni by NewAge segment was primarily caused by decreased purchasing by consumers during the COVID-19 pandemic and the related Orders that were in effect beginning in March 2020. Our direct-to-consumer selling model typically relies heavily on the use of our IPC sales force in close contact with our customers. However, the COVID-19 pandemic required alternative selling approaches, such as through social media, which we believe are improving but still currently less effective than in-person selling in certain regions. As a result, Noni by NewAge’s net revenue decreased by 2% in China, 4% in Japan, and 8% in all other foreign countries as a group. However, Noni by NewAge’s net revenue in the United States increased by 4% for the six months ended June 30, 2020. In addition to the impact of COVID-19, we believe our net revenue in China was negatively impacted by the introduction in May 2020 of a new compensation plan for our IPCs, which typically results in tentative buying patterns until the mechanics of the new plan are fully understood.

Net revenue for the NewAge segment increased by $5.0 million from $24.4 million for the six months ended June 30, 2019 to $29.4 million for the six months ended June 30, 2020. The increase in net revenue for the NewAge segment for the six months ended June 30, 2020 was primarily attributable to $4.9 million of net revenue related to BWR that was acquired in July 2019, and an increase of $1.3 million in net revenue related to the DSD division, primarily as a result of sales of personal protective equipment and hand sanitizer. These increases in net revenue total $6.2 million and were partially offset by a decrease in net revenue for our U.S. retail brands business of $1.2 million. The COVID-19 Orders have adversely impacted the Company’s customers such as restaurants, hotels, stadiums and airports in the United States, whereby average monthly revenue for that line of the Company’s distribution business decreased by approximately 48% for the four months ended June 30, 2020 compared to the first two months of 2020. We are currently evaluating our strategic alternatives with our U.S. retail brands and the BWR division which accounted for a combined $6.7 million of the net revenue of the NewAge segment for the six months ended June 30, 2020.

Cost of goods sold. Cost of goods sold increased from $44.4 million for the six months ended June 30, 2019 to $46.7 million for the six months ended June 30, 2020, an increase of $2.3 million. For the six months ended June 30, 2020, $2.9 million of this increase was attributable to the NewAge segment, partially offset by a decrease of $0.6 million for the Noni by NewAge segment.

Cost of goods sold for the NewAge segment increased by 13% or $2.9 million for the six months ended June 30, 2020. This increase was attributable to cost of goods sold of $4.1 million related to BWR that was acquired in July 2019, partially offset by a reduction in write-offs related to excess and obsolete inventories and lower product costs for the DSD and U.S. retail brands division for the six months ended June 30, 2020.

The $0.6 million reduction in cost of goods sold for the Noni by NewAge segment represents a reduction of 3% for the six months ended June 30, 2020, which is consistent with the reduction in net revenue. Cost of goods sold for each of the six months ended June 30, 2020 and 2019 included total charges of $1.6 million. For the six months ended June 30, 2020, the Noni by NewAge segment had increased expense of $0.7 million for sales promotion costs and $0.9 million for excess and obsolete and other inventory variances, for a total of $1.6 million. For the six months ended June 30, 2019, the Noni by NewAge segment had a non-recurring charge to cost of goods sold of $1.6 million that related to the sale of inventories acquired as part of the Morinda business combination that closed in December 2018. The fair value of work-in-process and finished goods inventories on the closing date of the Morinda business combination exceeded the historical carrying value, which represented an element of built-in profit on the closing date that was charged to cost of goods sold as the related inventories were sold for the six months ended June 30, 2019.

Gross profit. Gross profit decreased from $80.2 million for the six months ended June 30, 2019 to $79.6 million for the six months ended June 30, 2020, a decrease of $0.6 million or 1%. The decrease in gross profit was due to the Noni by NewAge segment that decreased by $2.7 million or 3%, partially offset by an improvement in gross profit for the NewAge segment of $2.1 million. The reduction in gross profit for the Noni by NewAge segment was primarily attributable to a $3.3 million reduction in net revenue due to the COVID-19 pandemic. The NewAge segment accounted for an increase in gross profit of $2.0 million, driven by net revenue that increased by 20% whereas cost of goods sold only increased by 13%. We are currently evaluating our strategic alternatives with our U.S. retail brands and the BWR division, which incurred a loss of $0.1 million of gross profit during the six months ended June 30, 2020.

For the six months ended June 30, 2020, consolidated gross margin decreased from 64% to 63%. Gross margin for our Noni by NewAge segment declined by less than 1%, whereas gross margin for the NewAge segment increased from 8% for the six months ended June 30, 2019 to 14% for the six months ended June 30, 2020.

Commissions. Commissions were $37.6 million for the six months ended June 30, 2019 compared to $37.9 million for the six months ended June 30, 2020, an increase of $0.3 million. Commissions for the Noni by NewAge segment were unchanged at $36.9 million for the six months ended June 30, 2020 and 2019. Commissions related to the NewAge segment increased by $0.3 million primarily due to net revenue from the BWR reporting unit that was acquired in July 2019 and increased net revenue for the remainder of the NewAge segment.

Selling, general and administrative expenses. SG&A expenses increased from $55.0 million for the six months ended June 30, 2019 to $56.9 million for the six months ended June 30, 2020, an increase of $1.9 million. This increase was comprised of (i) cash-based compensation and benefit costs of $2.2 million, primarily due to an increase in the number of employees for most of the six months ended June 30, 2020, (ii) professional fees of $2.5 million that was driven by higher auditing, consulting costs and legal fees in 2020, and (iii) an increase in general business expenses of $1.2 million that was partially driven by higher director and officer insurance costs in 2020. These increases in SG&A expense totaled $5.9 million and were partially offset by reductions in stock-based compensation expense of $1.9 million, occupancy costs of $1.7 million, marketing costs of $0.4 million, and travel costs of $0.2 million. The increase in cash-based compensation and benefits of $2.2 million included severance costs of $0.9 million incurred in connection with the restructuring plan that we initiated in April 2020. For the six months ended June 30, 2020, SG&A expenses include $0.4 million for due diligence and other costs related to potential acquisition candidates and $0.9 million for additional professional fees.

Change in fair value of earnout obligations. In connection with the Morinda business combination, we were obligated to make an earnout payment referred to as a Milestone Dividend up to an aggregate of $15.0 million if the Adjusted EBITDA of Morinda was at least $20.0 million for the year ended December 31, 2019. The estimated fair value of the Milestone Dividend decreased by approximately $6.7 million from $13.2 million as of December 31, 2018 to approximately $6.5 million as of June 30, 2019. This reduction in the fair value of the Milestone Dividend resulted in an unrealized gain of approximately $6.7 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, we did not have any gain or loss on the change in fair value of earnout obligations.

Impairment expense. Impairment expense related to ROU assets decreased from $1.5 million for the six months ended June 30, 2019 to $0.4 million for the six months ended June 30, 2020, a decrease of $1.1 million. In June 2019, we began attempting to sublease a portion of ROU assets previously used for warehouse space that were no longer needed for current operations. As a result, an impairment evaluation was completed that resulted in an impairment charge of $1.5 million for the six months ended June 30, 2019. This evaluation was based on the expected time to obtain a suitable subtenant and current market rates for similar commercial properties. As of June 30, 2020, we are continuing our efforts to obtain a subtenant for this space. Due to longer than expected timing to obtain a subtenant that we believe was at least partially attributable to the economic shut down related to COVID-19, we completed an updated impairment evaluation that resulted in an additional impairment charge of $0.4 million for the six months ended June 30, 2020. It is possible that further impairment charges will be incurred if we are not able to locate a subtenant in the next six to eight months, or if the sublease terms are less favorable than our current expectations.

Depreciation and amortization expense. Depreciation and amortization expense included in operating expenses decreased from $4.3 million for the six months ended June 30, 2019 to $3.5 million for the six months ended June 30, 2020, a decrease of $0.7 million. This decrease was primarily attributable to impairment charges of $21.7 million recorded in December 2019 that eliminated the net carrying value of substantially all of the intangible assets of the NewAge segment.

Gain (loss) from sale of property and equipment. On March 22, 2019, we entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.0 million of the land and building in Tokyo that serves as the corporate headquarters of our Japanese subsidiary. Concurrently with the sale, we entered into a lease of this property for an expected term of 20 years with an extension option for an additional seven years. The sale of this property resulted in a gain of $24.1 million. We determined that $17.6 million of the gain was the result of above-market rent inherent in the leaseback arrangement. This portion of the gain is being accounted for as a lease financing obligation whereby the gain will result in a reduction of rent expense of approximately $0.9 million per year over the 20-year lease term. The remainder of the gain of $6.4 million was attributable to the highly competitive process among the entities that bid to purchase the property and, accordingly, was recognized as a gain in our condensed consolidated statements of operations for the six months ended June 30, 2019. For the six months ended June 30, 2020, a loss of $0.1 million was recognized due to the sale of equipment.

Interest expense. Interest expense decreased from $2.4 million for the six months ended June 30, 2019 to $1.2 million for the six months ended June 30, 2020, a decrease of $1.2 million. For the six months ended June 30, 2020, interest expense was primarily attributable to (i) interest expense based on the contractual rates under the EWB Credit Facility of $0.4 million based on a weighted average interest rate of 5.3% and weighted average borrowings outstanding of $14.5 million for the six months ended June 30, 2020, (ii) accretion of discount for a total of $0.3 million related to the Morinda business combination liabilities and the EWB Credit Facility, (iii) imputed interest expense of $0.3 million related to our deferred lease financing obligation, (iv) cash settlements under our interest rate swap agreement of $0.1 million, and (v) unused line fees and other interest charges of $0.1 million. Based on the 1.0% contractual rate, interest expense related to our PPP Loan amounted to approximately $14,000 for the six months ended June 30, 2020.

For the six months ended June 30, 2019, interest expense was primarily attributable to (i) termination of the revolving credit facility with Siena Lending Group LLC (the “Siena Revolver”) which resulted in a make-whole prepayment penalty of $0.5 million, (ii) accretion of discount and write-off of debt issuance costs of $0.5 million related to the Siena Revolver, (iii) accretion of discount of $1.1 million related to the Morinda business combination liabilities and the EWB Credit Facility, and (iv) interest expense based on the contractual rates under the EWB Credit Facility of $0.3 million based on a weighted average interest rate of 6.0% and weighted average borrowings outstanding of $8.3 million for the six months ended June 30, 2019.

Gain (loss) on change in fair value of derivatives. For the six months ended June 30, 2020, we recognized a loss from the change in fair value of derivatives of $0.3 million whereas we recognized a gain of $0.5 million for the six months ended June 30, 2019. In July 2019, we entered into an interest rate swap agreement with EWB. This swap agreement provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. For the six months ended June 30, 2020, we had an unrealized loss of $0.3 million from this interest rate swap agreement due to a decline in interest rates. For the six months ended June 30, 2019, we recognized a gain of $0.5 million from the change in fair value of embedded derivatives related to the Siena Revolver that was terminated in March 2019.

Interest and other income (expense), net. Interest and other income (expense), net amounted to income of $0.8 million for the six months ended June 30, 2020 and a net expense of $0.2 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, other income was primarily comprised of foreign exchange gains of $0.5 million and interest income of $0.1 million. For the six months ended June 30, 2019, we incurred other debt financing expenses related to the Siena Revolver of $0.2 million.

Income tax expense. For the six months ended June 30, 2020, we recognized income tax expense of $1.3 million, which primarily consisted of foreign income taxes associated with profitable foreign markets. Due to the establishment of a valuation allowance applied against our domestic net deferred tax assets, we did not recognize a domestic income tax benefit for the six months ended June 30, 2020. For the six months ended June 30, 2019, we recognized income tax expense of $6.1 million, which consisted of a $3.3 million valuation allowance and foreign tax expense of $2.8 million.

Liquidity and Capital Resources

Overview

As of June 30, 2020, we had cash and cash equivalents of $40.7 million and working capital of $33.6 million. For the six months ended June 30, 2020, we incurred a net loss of $21.2 million and we used cash in our operating activities of $23.6 million. For the six months ended June 30, 2020, approximately $13.1 million of our cash used in operating activities was attributable to March 2020 income tax payments related to the sale leaseback of our Tokyo, Japan land and building. As of June 30, 2020, we have debt and lease obligations due during the 12-months ending June 30, 2021 that will require (i) cash payments to the former stockholders of Morinda of $5.5 million, (ii) operating lease payments of $8.6 million, and (iii) principal payments under the EWB Credit Facility of $1.5 million (which will be paid from our restricted cash deposits).

We entered into the third amendment and waiver (the “Third Amendment”) to the EWB Credit Facility on March 13, 2020. The Third Amendment is expected to have a significant impact on our liquidity and capital resources for the 12-month period ending June 30, 2021. Beginning in March 2020, the Third Amendment required us to deposit an initial amount of $15.1 million in restricted cash balances with EWB, which was reduced to $14.7 million as of June 30, 2020. In addition, for any future amounts borrowed under the EWB Revolver, we are required to increase restricted cash deposits by the corresponding amount of the borrowings. The Third Amendment required equity infusions of at least $15.0 million for the first six months of 2020. We complied with this requirement through the issuance and sale of 16.1 million shares of Common Stock for gross proceeds of $25.8 million through June 30, 2020 under our ATM Agreement.

On July 6, 2020, we entered into the Fourth Amendment (the “Fourth Amendment”) to the EWB Credit Facility. The Fourth Amendment reduced the amount of restricted cash that we are required to maintain in China with a corresponding increase in restricted cash in the United States. The Fourth Amendment also permitted our repurchase of shares of our Common Stock valued at approximately $1.2 million in July 2020, with a corresponding increase in required cash equity infusions from $30.0 million to approximately $31.2 million by December 31, 2020. After deducting gross proceeds of $25.8 million received for the six months ended June 30, 2020, remaining gross equity infusions of $5.4 million are required by December 31, 2020.

On April 14, 2020, we entered into a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act with EWB in an aggregate principal amount of approximately $6.9 million (the “PPP Loan”). We may apply to EWB for forgiveness of the loan based on our actual expenditures for payroll, rent, interest and utilities during the permitted period following the funding of the loan. To the extent that all or part of the loan is not forgiven, we are required to pay interest at 1.0% through the maturity date in April 2022.

On July 20, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, Ariel Merger Sub, LLC (“Merger Sub”), Ariix, LLC (“Ariix”), certain members of Ariix (the “Sellers”) and Frederick Cooper, as primary shareholder and Sellers Agent (the “Sellers Agent”), pursuant to which we agreed to acquire Ariix, which owns five brands in the e-commerce and direct selling channels (the “Acquisition”). Under the Merger Agreement, which is discussed further below, we are required to make a cash payment of $25.0 million on the closing date, which is expected to occur during the third quarter of 2020. In addition, on the closing date, we will be required to issue short-term and long-term convertible notes that provide for future principal payments up to $10.0 million and $141.3 million, respectively. Subject to approval by our stockholders, we may be able to settle all or part of the convertible notes by issuing shares of our Common Stock. Otherwise, the principal balance of the long-term convertible notes plus interest at 7.0% per annum will be payable in cash two years after the closing date. In order to fund the required cash payments under the Merger agreement, we are currently evaluating various alternatives including an equity offering and the refinancing of our EWB Credit Facility.

We believe our existing cash and cash equivalents of $40.7 million combined with expected future equity net offering proceeds under the ATM Agreement, the potential refinancing of our EWB Credit Facility, and future cash expected to be generated from operations, will be sufficient to fund business combination payments, debt and lease obligations, and working capital requirements for the next 12 months. There are no assurances that we will be able to obtain additional financing through refinancing the EWB Credit Facility, equity offerings, including under the ATM Agreement, and debt financings in the future. Even if these financing sources are available, they may be on terms that are not acceptable to our board of directors and stockholders.

Please refer to the following sections for further discussion of the terms of the EWB Credit Facility, the ATM Agreement, the Acquisition, and the PPP Loan.

East West Bank Credit Facility

On March 29, 2019, we entered into a credit facility with East West Bank (the “EWB Credit Facility”). The EWB Credit Facility matures on March 29, 2023 (the “Maturity Date”) and provides for (i) a term loan in the initial principal amount of $15.0 million (the “EWB Term Loan”) and (ii) a $10.0 million revolving loan agreement (the “EWB Revolver”). As of June 30, 2020, we had outstanding borrowings of $14.0 million under the EWB Term Loan and no borrowings were outstanding under the EWB Revolver. Our obligations under the EWB Credit Facility are secured by substantially all of our assets and guaranteed by certain of our subsidiaries.

Borrowings outstanding under the EWB Credit Facility initially provided for interest at the prime rate plus 0.50%. As of December 31, 2019, the prime rate was 4.75% and the contractual rate applicable to outstanding borrowings under the EWB Credit Facility was 5.25%. Pursuant to the Third Amendment, the interest rate applicable to outstanding borrowings under the EWB Credit Facility increased from 0.5% to 2.0% in excess of the prime rate beginning on March 13, 2020. As of June 30, 2020, the prime rate was 3.25% and the contractual rate applicable to outstanding borrowings under the EWB Credit Facility was 5.25%. Payments under the EWB Term Loan were interest-only through September 30, 2019, followed by monthly principal payments of $125,000 plus interest through the stated maturity date of the EWB Term Loan. We may elect to prepay the EWB Term Loan before the Maturity Date on 10 business days’ notice to EWB subject to a prepayment fee of 1.0% of the principal balance of the EWB Term Loan for any prepayment through March 29, 2021. In the event the EWB Revolver is terminated prior to the Maturity Date, we would be required to pay an early termination fee in the amount of 0.50% of the revolving line. The EWB Revolver also provides for an unused line fee equal to 0.50% per annum of the undrawn portion.

The EWB Credit Facility requires compliance with certain financial and restrictive covenants and includes customary events of default. Key financial covenants include maintenance of minimum Adjusted EBITDA and a maximum Total Leverage Ratio (all as defined and set forth in the EWB Credit Facility). Under the Third Amendment, EWB waived all financial covenants for the 12-month period ended December 31, 2019, and as of June 30, 2020 we were in compliance with all covenants under the EWB Credit Facility. In addition, less stringent requirements will be applicable for future compliance with the minimum adjusted EBITDA covenant, the maximum total leverage ratio, and the fixed charge coverage ratio. Additionally, compliance with the maximum total leverage ratio and the fixed charge coverage ratio have been delayed until June 30, 2021. Finally, the existing provisions related to “equity cures” that may be employed to maintain compliance with financial covenants were increased from $5.0 million to $15.0 million for the year ending December 31, 2020, and $10.0 million per year for each calendar year thereafter.

At the Market Offering Agreement

On April 30, 2019, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”), under which we may offer and sell from time to time up to an aggregate of $100 million in shares of our Common Stock (the “Placement Shares”), through the Agent. We have no obligation to sell any of the Placement Shares under the ATM Agreement. We intend to use the net proceeds from the offering for general corporate purposes, including working capital. For the six months ended June 30, 2020, we sold an aggregate of approximately 16.1 million shares of Common Stock for gross proceeds of approximately $25.8 million. Total commissions and other offering costs deducted from the proceeds were $0.8 million resulting in net proceeds of $25.0 million.

Under the ATM Agreement, we agreed to pay the Agent a commission equal to 3% of the gross proceeds from the gross sales price of the Placement Shares up to $30.0 million, and 2.5% of the gross proceeds from the gross sales price of the Placement Shares in excess of $30.0 million. Through June 30, 2020, the cumulative gross proceeds totaled $46.5 million and all future commissions are at 2.5% of the gross proceeds. On May 8, 2020, the ATM Agreement was amended and restated to eliminate the previous termination date of April 30, 2020. As amended and restated, the ATM Agreement will terminate (i) when all of the Placement Shares have been sold, (ii) if we elect to terminate upon five business days’ notice to the Agent, (iii) at any time by the Agent, or (iv) by the mutual agreement of the parties.

Ariix Merger Agreement

On July 20, 2020, we entered into the Merger Agreement, pursuant to which we agreed to acquire Ariix, which owns five brands in the e-commerce and direct selling channels. The Merger Agreement contains customary representations, warranties, covenants and indemnities by the parties to such agreement and is subject to customary closing conditions, including, among other things, (i) the receipt of regulatory approvals, including applicable antitrust approvals, (ii) the accuracy of the respective parties’ representations and warranties, subject to customary qualifications, and (iii) material compliance by the parties with their respective covenants and obligations. In addition, the Merger Agreement contains certain termination rights, including by us or the Sellers Agent in the event the closing has not occurred by September 30, 2020 (the “Outside Date”). Pursuant to the Merger Agreement, on the closing date (the “Closing Date”), Ariix will merge with Merger Sub, with Ariix as the surviving entity and becoming one of our wholly-owned subsidiaries.

On the Closing Date, we will be required to pay the Sellers $25.0 million in cash and issue (i) 18.0 million shares of Common Stock, (ii) a convertible promissory note for $10.0 million that matures six months from the Closing Date (the “Six-Month Convertible Note”), and (iii) a convertible promissory note for $141.25 million that matures 24 months from the Closing Date (the “Two-Year Convertible Note”  and jointly with the Six-Month Convertible Note, the “Convertible Notes”). The original principal balance of the Convertible Notes will be subject to adjustment based on the working capital of Ariix at the Closing Date. In connection with the Acquisition and subject to approval by our stockholders, we will issue to Frederick Cooper or his designees 7.0 million shares of Common Stock in consideration of a three year non-competition, non-solicitation, invention assignment, and right of first refusal agreement to buy or license any intellectual property developed during the term of the agreement.

The Convertible Notes will be subordinated to the EWC Credit Facility and bear no interest if paid in full within six months of the Closing Date. If the Two-Year Convertible Note is not paid in full within six months of the Closing Date, it will retroactively bear interest at 7.0% per annum through the maturity date. Subject to approval by our stockholders and solely at our election, the Convertible Notes and any accrued interest will be convertible into Common Stock with a conversion price floor of $2.00 per share of Common Stock, a conversion price cap of $6.00 per share of Common Stock, and the automatic conversion into Common Stock if the market price of our Common Stock reaches $6.00 per share.

PPP Loan

On April 14, 2020, we entered into the PPP Loan with EWB in an aggregate principal amount of approximately $6.9 million. The PPP Loan bears interest at a fixed rate of 1.0% per annum and provides for no principal payments until the maturity date in April 2022. The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration. We intend to apply to the lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by us during the permitted period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act. Our eligibility for the PPP Loan, expenditures that qualify toward forgiveness, and the final balance of the PPP Loan that the lender may approve for forgiveness are subject to audit and final approval by the SBA. To the extent that all or part of the PPP Loan is not forgiven, we will be required to pay interest at 1.0% and, commencing in October 2020, interest payments will be required through the maturity date. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loan may be accelerated upon the occurrence of an event of default, including if the SBA subsequently reaches an audit determination that we do not meet the eligibility criteria.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	2020	2019	Change

Net cash provided by (used in):
Operating activities	$(23,596)	$(14,741)	$(8,855)
Investing activities	(1,821)	33,507	(35,328)
Financing activities	20,748	21,546	(798)

Cash Flows Provided by Operating Activities

For the six months ended June 30, 2020 and 2019, net cash used in operating activities amounted to $23.6 million and $14.7 million, respectively. The key components in the calculation of our net cash used in operating activities for the six months ended June 30, 2020 and 2019, are as follows (in thousands):

	2020	2019	Change
Net loss	$(21,172)	$(13,297)	$(7,875)
Non-cash expenses	9,768	15,334	(5,566)
Loss (gain) from change in fair value of derivatives	306	(470)	776
Loss (gain) from sale of property and equipment	66	(6,442)	6,508
Deferred income tax benefit	(173)	(8,543)	8,370
Change in fair value of earnout obligations	-	(6,665)	6,665
Changes in operating assets and liabilities, net	(12,391)	5,342	(17,733)

Total	$(23,596)	$(14,741)	$(8,855)

For the six months ended June 30, 2020, our net loss was $21.2 million compared to a net loss of $13.3 million for the six months ended June 30, 2019. Please refer to Results of Operations above for a discussion of the factors that resulted in our net loss for the six months ended June 30, 2020 and 2019.

For the six months ended June 30, 2020, non-cash expenses partially mitigated the impact of our net loss by $9.8 million. These non-cash expenses consisted primarily of (i) depreciation and amortization expense of $3.8 million, (ii) non-cash lease expense of $2.8 million, (iii) stock-based compensation expense of $2.5 million, (iv) impairment of right-of-use lease assets of $0.4 million, and (v) accretion and amortization of debt discount and issuance costs of $0.3 million. For the six months ended June 30, 2020, we also had an unrealized loss on the change in fair value of derivatives of $0.3 million and a loss from the sale of property and equipment of $0.1 million.

For the six months ended June 30, 2020, changes in operating assets and liabilities used $12.4 million of operating cash flows. The primary use of operating cash flows for the six months ended June 30, 2020 was due to (i) a reduction in other accrued liabilities of $12.9 million, (ii) an increase in accounts receivable of $2.3 million, and (iii) a decrease in accounts payable of $0.6 million. These changes that used operating cash flow totaled $15.8 million and were partially offset by changes in operating assets and liabilities that increased our operating cash flows, including a decrease in inventories of $2.8 million, and a reduction in prepaid expenses, deposits and other assets of $0.5 million. The $13.2 million decrease in accrued liabilities was primarily attributable to payment of income tax liabilities of $13.1 million in March 2020 that arose from the sale of our land and building in Tokyo, Japan in March 2019 as discussed below.

For the six months ended June 30, 2019, our net loss of $13.3 million, a deferred income tax benefit of $8.5 million, the change in fair value of earnout obligations of $6.7 million, a gain of $6.4 million due to the sale of our land and building in Tokyo in March 2019, and a non-cash gain of $0.5 million from the change in fair value of derivatives, resulted in combined negative operating cash flow of $35.4 million. These amounts were partially offset by non-cash expenses of $15.3 million, and favorable changes in operating assets and liabilities of $5.3 million to arrive at net cash used in operating activities of $14.7 million. For the six months ended June 30, 2019, non-cash expenses of $15.3 million included stock-based compensation expense of $4.3 million, depreciation and amortization expense of $4.4 million, non-cash lease expense of $3.0 million, accretion and amortization of debt discount and issuance costs of $1.6 million, impairment of right-of-use assets of $1.5 million, and a cash expense for make-whole applicable premium of $0.5 million that was classified as a financing cash outflow since it related to the prepayment of debt.

For the six months ended June 30, 2019, the net changes in operating assets and liabilities provided $5.3 million of operating cash flows. This amount was primarily attributable to an increase in accounts payable and accrued liabilities of $14.2 million and a reduction in inventories of $0.2 million. These increases in operating cash flow totaled $14.4 million and were partially offset by a decrease in accounts receivable of $5.3 million as cash collections lagged behind the increase in our trade receivables, and we spent $3.7 million for increased prepaid expenses, deposits and other assets. The increase in accrued liabilities was primarily driven by an increase in accrued income taxes payable of $13.6 million which was primarily related to the sale of our land and building in Japan.

Cash Flows from Investing Activities

For the six months ended June 30, 2020, our investing cash flows consisted of cash payments for capital expenditures of $2.0 million, partially offset by proceeds from the sale of equipment of $0.2 million. Our capital expenditures consisted of $1.8 million in our Noni by NewAge segment and $0.2 million in our NewAge segment.

For the six months ended June 30, 2019, cash provided by investing activities of $33.5 million was primarily driven by the sale leaseback of our land and building in Tokyo. The gross selling price was $57.1 million. After deducting commissions and other selling expenses of $1.9 million, the net proceeds amounted to $55.2 million. The net proceeds attributable to investing activities included $35.9 million that was attributable to the sale of the property, and $1.7 million that was designated to fund future repair obligations for a total of $37.5 million. The remainder of the net proceeds of $17.6 million was a financial inducement to enter into a 20-year operating lease as discussed under Cash Flows from Financing Activities.

Investing cash outflows for the six months ended June 30, 2019 included (i) capital expenditures for property and equipment of $1.2 million, (ii) a security deposit of $1.8 million withheld by the purchaser in the sale leaseback, and (iii) a loan receivable related to our July 2019 business combination with BWR for $1.0 million. Our capital expenditures for the six months ended June 30, 2019 included leasehold improvements related to our distribution facility in Aurora, Colorado of $0.3 million, transportation equipment of $0.3 million, and computer and other equipment primarily related to our facilities in Colorado for a total of $0.4 million.

Cash Flows from Financing Activities

Our financing activities generated positive net cash flows of $20.7 million for the six months ended June 30, 2020, as compared to $21.5 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, the principal source of cash from our financing activities consisted of net cash proceeds of $25.1 million from the issuance of approximately 16.1 million shares of Common Stock pursuant to the ATM Agreement, and cash proceeds of $6.9 million under the PPP Loan. For the six months ended June 30, 2020, our cash outflows primarily consisted of principal repayments under the EWB Credit Facility of $10.5 million, payments of $0.3 million related to the deferred lease financing obligation, payments of $0.3 million related to business combination obligations, and total payments of $0.2 million for debt issuance costs and offering costs related to the ATM Agreement. For the six months ended June 30, 2020, our principal payments included $0.8 million under the EWB Term Loan and $9.7 million to repay the EWB Revolver.

For the six months ended June 30, 2019, the principal sources of cash from our financing activities consisted of (i) $46.3 million of borrowings, including $35.0 million under the EWB Credit Facility and $11.3 million under the Siena Revolver that was terminated in March 2019, (ii) proceeds from the deferred lease financing obligation of $17.6 million, (iii) net proceeds of $11.4 million from the issuance of approximately 2.2 million shares of Common Stock issued pursuant to the ATM Agreement, and (iv) proceeds from the exercise of stock option of $0.4 million. These financing cash proceeds totaled $75.7 million and were partially offset by (i) principal payments under debt agreements of $26.2 million, including $10.0 million under the EWB Revolver and $16.2 million under the Siena Revolver, (ii) payment of Morinda business combination liabilities of $26.0 million, (iii) payments for debt issuance costs of $0.9 million to obtain the EWB Credit Facility, (iv) payment of make-whole premium of $0.5 million to terminate the Siena Revolver, (v) payments under the deferred lease financing obligation of $0.4 million, and (vi) cash payments of $0.1 million for deferred offering costs under the ATM Agreement. The Siena Revolver was terminated in March 2019 and replaced with the EWB Credit Facility.

As discussed above, the net proceeds received from the buyer of our land and building in Tokyo included $17.6 million that represented an inducement to enter into the related leaseback financing arrangement. Since we agreed to pay above market lease payments for the 20-year lease term in exchange for an up-front cash payment included in the selling price, we have recognized a deferred lease financing obligation for this amount. For financial reporting purposes, a portion of the monthly operating lease payments is not being recognized as rent expense, but rather is allocated to reduce this financial liability and recognize imputed interest expense. For the six months ended June 30, 2020 and 2019, $0.3 million and $0.2 million, respectively, of our lease payments were allocated to reduce the financial liability.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2020 and 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

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

EBITDA and Adjusted EBITDA. The calculation of our EBITDA and Adjusted EBITDA is presented below for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net loss	$(9,554)	$(11,681)	$(21,172)	$(13,297)
EBITDA Non-GAAP adjustments:
Interest expense	600	756	1,172	2,402
Income tax expense	551	7,797	1,274	6,097
Depreciation and amortization expense	1,873	2,211	3,752	4,441

EBITDA	(6,530)	(917)	(14,974)	(357)
Adjusted EBITDA Non-GAAP adjustment:
Stock-based compensation expense	1,092	1,000	2,449	4,287

Adjusted EBITDA	$(5,438)	$83	$(12,525)	$3,930

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

Included in our Adjusted EBITDA shown above for the three and six months ended June 30, 2020 is a loss of $2.3 million and $5.3 million, respectively, related to our U.S. retail brands and the BWR division for which we are currently evaluating our strategic alternatives.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Japanese Yen, Chinese Yuan, and Euro. We generated approximately 67% and 73% of our revenue from our international business for the six months ended June 30, 2020 and 2019, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

For the six months ended June 30, 2020 and 2019, after considering the net impact on our net revenue and operating expenses, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Sensitivity

As of June 30, 2020, our EWB Credit Facility provided for total borrowings of up to $24.0 million. The interest rate applicable to outstanding borrowings under the EWB Credit Facility is currently 2.0% in excess of the prime rate. We have also entered into an interest rate swap agreement with EWB that provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. Therefore, as interest rates fluctuate, we will experience changes in interest expense that will impact our financial results. Assuming outstanding borrowings of $24.0 million, as a result of the $10.0 million swap we would only be subject to market risk for borrowings up to $14.0 million. Accordingly, if interest rates were to increase or decrease by one percentage point, the result would be an increase or decrease in annual interest expense of approximately $140,000. Accordingly, significant increases in future interest rates could adversely impact our future interest expense.

As of June 30, 2020, we hold cash, cash equivalents and restricted cash of $59.0 million. The weighted average interest rate on these temporary investments is substantially less than 1.0% and we earned interest income of $0.1 million for the six months ended June 30, 2020. Assuming weighted average investments of $59.0 million, if interest rates were to increase by one percentage point, the result would be an increase in annual interest income of $590,000.

Inflation Risk

We do not believe that inflation currently has a material effect on our business.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In light of changes in business practices in response to the COVID-19 pandemic, management evaluated the Company’s disclosure controls and procedures and determined that no changes in such disclosure controls and procedures were necessary.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

The following additional risk factor relating to COVID-19 should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2019 Form 10-K and in Part II, Item 1A of our quarterly report for fiscal quarter ended March 31, 2020 (the “2020 First Quarter Report”). The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2019 Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Report, including in the additional risk factor below. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K and in our 2020 First Quarter Report.

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

The recent COVID-19 pandemic has negatively affected and will continue to negatively affect our business, financial condition and results of operations.

The public health crisis caused by the COVID-19 pandemic and the measures that have been taken or that may be taken in the future by governments, businesses, including us, and the public at large to limit COVID-19's spread have had, and we expect will continue to materially negatively affect our business, financial condition, and results of operation. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and which all will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.

Our global operations expose us to risks associated with the COVID-19 pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to almost all of the countries in which our products are made, manufactured, distributed or sold. Authorities in many of these markets have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will further impact us, our customers, consumers, employees, contract manufacturers, distributors, suppliers and other third parties with whom we do business. Due to these measures, we have experienced, and expect to continue to experience, a significant decrease in revenues associated with restaurants, hotels, airports, and stadiums. In addition, due to the pandemic, some retailers have opted to reduce or stop carrying our products in favor of products from very large, well-established companies with large market share. In foreign jurisdictions, which account for approximately 67% of our net revenue for the six months ended June 30, 2020, our direct-to-consumer selling model typically relies heavily on the use of our IPC sales force in close contact with our customers.

Stay-at-home and social distancing orders have required some of our employees to work from home when possible, and other employees have been entirely prevented from performing their job duties until the orders are relaxed or lifted. The COVID-19 Orders have adversely impacted the Company’s customers such as restaurants, hotels, stadiums and airports in the United States, whereby average monthly revenue for that line of the Company’s distribution business decreased by approximately 48% for the four months ended June 30, 2020 compared to the first two months of 2020. We expect these lower sales levels for this line of business in our NewAge segment to continue until the COVID-19 orders are lifted and consumers resume visiting restaurants, attending stadium events, and traveling. In foreign jurisdictions, which account for approximately 67% of our net revenue for the first half of 2020, our direct-to-consumer selling model typically relies heavily on the use of our IPC sales force in close contact with our customers. The world-wide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it would likely have a material adverse effect on our business as consumer demand for our products would likely decrease.

In certain jurisdictions, the stay-at-home orders are beginning to be relaxed but considerable uncertainty remains about the ultimate impact on our business. Even if the orders are lifted, there is no assurance that they will not be reinstated if the spread of COVID-19 resumes. For example, many jurisdictions reinstated masking orders in July 2020 after test results show a resurgence of the pandemic. Resurgence of the pandemic in some markets has slowed the reopening process. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. While we have initially experienced increased sales in the Noni by NewAge segment during the crisis, such increased sales levels have not, and we expect will not, fully offset the sales pressures we have experienced, and we expect will continue to experience in the NewAge segment while social distancing mandates or recommendations are in effect. The long-term financial impact on our business cannot be reasonably estimated at this time.

The COVID-19 pandemic has required alternative selling approaches that may be less effective, such as through social media. We may be unable to avoid future reductions in net revenue using these alternative selling approaches that avoid direct contact with our customers.

There is considerable uncertainty regarding how these measures and future measures in response to the pandemic will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs or otherwise), how they will further impact our supply chain and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions, each or all of which can impact our ability to make, manufacture, distribute and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, consumers, employees, contract manufacturers, distributors, suppliers and other third parties to do the same, may impact the availability of our and their employees, many of whom are not able to perform their job functions remotely. If a significant percentage of our or our business partners’ workforce continues to be unable to work, including because of illness, facility closures, quarantine, curfews, shelter in place orders, travel restrictions or other governmental restrictions, our operations will be negatively impacted. Any sustained interruption in our or our business partners’ operations, distribution network or supply chain or any significant continuous shortage of raw materials or other supplies as a result of these measures, restrictions or disruptions can impair our ability to make, manufacture, distribute or sell our products. Compliance with governmental measures imposed in response to COVID-19 has caused and may continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect our business. Further, we experienced, and will continue to experience, costs associated with continuing to pay certain employees who are unable to work due to the travel bans and restrictions, quarantines, curfews, shelter in place orders and, therefore, do not generate any corresponding revenue.

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

There can be no assurance that we will complete the acquisition of Ariix.

On July 20, 2020, we signed a definitive merger agreement to acquire Ariix. We expect the Ariix acquisition to close in September 2020. The merger agreement is subject to a number of conditions that must be fulfilled in order to complete the Ariix acquisition. Those conditions include continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, absence of orders prohibiting the completion of the acquisition and certain other conditions specified in the merger agreement. In order to fund the required cash payments under the Merger agreement, we are currently evaluating various alternatives including an equity offering and the refinancing of our EWB Credit Facility. There are no assurances that we will be able to obtain additional financing through refinancing the EWB Credit Facility, equity offerings, including under the ATM Agreement, and debt financings in the future. In addition, both we and Ariix have rights to terminate the Merger Agreement under certain circumstances specified in the merger agreement. We cannot assure you that the Ariix acquisition will be completed.

Any failure to successfully integrate Ariix's business and operations or fully realize potential synergies from the Ariix acquisition in the expected time frame would adversely affect our business, operating results, and financial condition.

The success of the Ariix acquisition will depend, in part, on our ability to successfully integrate Ariix's business and operations and fully realize the anticipated benefits and potential synergies from combining our business with Ariix's business. To realize these anticipated benefits and potential synergies, we must successfully combine these businesses. If we are unable to achieve these objectives following the Ariix acquisition, the anticipated benefits and potential synergies of the Ariix acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results and financial condition. We and Ariix have operated and, until the completion of the Ariix acquisition, will continue to operate independently. The integration process could result in the loss of key employees, loss of key customers, decreases in revenue and increases in operating costs, as well as the disruption of each company's ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and synergies of the Ariix acquisition and have a material adverse effect on our business, operating results and financial condition.

We have made certain assumptions relating to the Ariix acquisition that may prove to be materially inaccurate.

We have made certain assumptions relating to the Ariix acquisition that may prove to be inaccurate, including as the result of the failure to realize the expected benefits of the Ariix acquisition, failure to realize expected revenue growth rates, higher than expected operating, transaction and integration costs, as well as general economic and business conditions that adversely affect the combined company following the Ariix acquisition. These assumptions relate to numerous matters, including:

●	projections of Ariix's future revenue and revenue growth rates;
●	the amount of goodwill and intangibles that will result from the Ariix acquisition;
●	certain other purchase accounting adjustments that we expect will be recorded in our financial statements in connection with the Ariix acquisition;
●	acquisition costs, including transaction costs;
●	our ability to maintain, develop and deepen relationships with customers and independent distributors of Ariix; and
●	other financial and strategic risks of the Ariix acquisition.

We and Ariix may have difficulty attracting, motivating and retaining executives and other key employees in light of the Ariix acquisition.

Uncertainty about the effect of the Ariix acquisition on our and Ariix's employees may have an adverse effect on us or Ariix and, consequently, the combined business resulting from the Ariix acquisition. This uncertainty may impair our and Ariix's ability to attract, retain and motivate key personnel until the Ariix acquisition is completed, or longer for the combined entity. Employee retention may be particularly challenging during the pendency of the Ariix acquisition as our and Ariix's employees may experience uncertainty about their future roles with the combined business. Additionally, Ariix's officers and employees own Ariix membership interests. If the Ariix acquisition is completed, they will be entitled to receive a portion of the consideration for the Ariix acquisition, the payment of which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment with the combined business. If key employees depart because of issues relating to the uncertainty and difficulty of integration, financial incentives, or a desire not to become employees of the combined business, we may incur significant costs in identifying, hiring and retaining replacements for departing employees, which could substantially reduce or delay our ability to realize the anticipated benefits of the Ariix acquisition.

Our and Ariix's business relationships, including customer and independent distributor relationships, may be subject to disruption due to uncertainty associated with the Ariix acquisition.

Parties with which we or Ariix do business may experience uncertainty associated with the Ariix acquisition, including with respect to current or future business relationships with us, Ariix or the combined business. These business relationships may be subject to disruption as customers, independent distributors, and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, Ariix or the combined business, including our competitors or those of Ariix. These disruptions could have a material adverse effect on the businesses, operating results and financial condition of the combined business. The adverse effect of such disruptions could be exacerbated by a delay in the completion of the Ariix acquisition or termination of the merger agreement.

We will incur significant transaction expenses and acquisition-related integration costs in connection with the Ariix acquisition and completion of this offering.

We have incurred, and expect to continue to incur, significant transaction costs relating to the negotiation and completion of the Ariix acquisition and this offering. Except in limited circumstances, we will have to bear these costs whether or not the Ariix acquisition is completed. Additionally, we are currently developing a plan to integrate the operations of Ariix with our own after the completion of the Ariix acquisition. In connection with that plan, we anticipate that we will incur certain non-recurring charges in connection with this integration; however, we cannot identify the timing, nature and amount of all such charges at this time. These transaction expenses and integration costs will be charged as an expense in the period incurred. The significant transaction costs and acquisition-related integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the three months ended June 30, 2020.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

The following exhibits are incorporated by reference or filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 20, 2020, by and among the Company, Ariel Merger Sub, LLC, Ariix, LLC, certain members of Ariix, LLC, and Fred Cooper, as Sellers Agent (Incorporated by reference to Exhibit 2.1 of Form 8-K filed with the SEC on July 20, 2020)
3.1	Articles of Amendment to Articles of Incorporation, filed on July 24, 2020 (Incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on July 29, 2020)
10.1	Promissory Note, dated as of April 14, 2020 by New Age Beverages Corporation in favor of East West Bank (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on April 15, 2020)
10.2	Amended and Restated At the Market Offering Agreement, dated as of May 8, 2020, between the Company and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 10.3 of Form 10-Q filed with the SEC on May 11, 2020)
10.3	Employment Agreement, dated May 8, 2020, between the Company and Brent D. Willis (Incorporated by reference to Exhibit 10.4 of Form 10-Q filed with the SEC on May 11, 2020)
10.4	Employment Agreement, dated May 8, 2020, between the Company and Gregory A. Gould (Incorporated by reference to Exhibit 10.5 of Form 10-Q filed with the SEC on May 11, 2020)
10.5	Employment Agreement, dated May 8, 2020, between the Company and David Vanderveen (Incorporated by reference to Exhibit 10.6 of Form 10-Q filed with the SEC on May 11, 2020)
10.6	Fourth Amendment to Loan and Security Agreement, dated July 6, 2020, between the Company and East West Bank (Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 7, 2020)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewAge, Inc.

Date: August 10, 2020		/s/ Brent Willis
	Name:	Brent Willis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020		/s/ Gregory A. Gould
	Name:	Gregory A. Gould
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

