Form 10-Q
period 2020-09-30
NewAge, Inc.
filed 2020-11-09
CIK 1579823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

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

The registrant had 98,521,402 shares of its common stock, $0.001 par value per share, outstanding as of November 6, 2020.

NewAge, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NewAge, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value per share)

	September 30,	December 31,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$26,885	$60,842
Accounts receivable, net of allowance of $361 and $535, respectively	10,334	11,012
Inventories	30,567	36,718
Prepaid expenses and other	5,686	4,384

Total current assets	73,472	112,956

Long-term assets:
Identifiable intangible assets, net	40,104	43,443
Right-of-use lease assets	36,585	38,458
Property and equipment, net	27,571	28,443
Restricted cash, net of current portion	16,846	3,729
Goodwill	10,284	10,284
Deferred income taxes	9,735	9,128
Deposits and other	5,161	4,689

Total assets	$219,758	$251,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,598	$13,259
Accrued liabilities	40,083	49,451
Current portion of business combination liabilities	-	5,508
Current maturities of long-term debt	1,504	11,208

Total current liabilities	52,185	79,426

Long-term liabilities:
Long-term debt, net of current maturities	18,469	12,802
Operating lease liabilities, net of current portion:
Lease liability	33,699	35,513
Deferred lease financing obligation	16,049	16,541
Deferred income taxes	5,484	5,441
Accrued employee benefits and other	9,491	9,132

Total liabilities	135,377	158,855

Contingencies (Note 10)	-	-

Stockholders’ equity:
Common Stock; $0.001 par value. Authorized 200,000 shares; issued and outstanding 98,490 and 81,873 shares as of September 30, 2020 and December 31, 2019, respectively	98	82
Additional paid-in capital	232,175	203,862
Note receivable for stock subscription	(1,250)	-
Accumulated other comprehensive income	1,134	802
Accumulated deficit	(147,776)	(112,471)
Total stockholders’ equity	84,381	92,275
Total liabilities and stockholders’ equity	$219,758	$251,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except loss per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net revenue	$62,719	$69,828	$189,049	$194,483
Cost of goods sold	25,224	29,532	71,952	73,962

Gross profit	37,495	40,296	117,097	120,521

Operating expenses:
Commissions	17,458	21,185	55,378	58,830
Selling, general and administrative	27,983	26,104	84,868	81,121
Gain from change in fair value of earnout obligations	-	(6,244)	-	(12,909)
Loss on disposal of Divested Businesses	3,446	-	3,446	-
Impairment of right-of-use assets	-	-	400	1,500
Depreciation and amortization expense	1,751	2,241	5,293	6,494

Total operating expenses	50,638	43,286	149,385	135,036

Operating loss	(13,143)	(2,990)	(32,288)	(14,515)

Non-operating income (expense):
Interest expense	(521)	(727)	(1,693)	(3,129)
Gain (loss) from sale of property and equipment	(62)	(85)	(128)	6,357
Gain (loss) from change in fair value of derivatives	(86)	(166)	(392)	304
Interest and other income (expense), net	291	(48)	1,082	(233)

Loss before income taxes	(13,521)	(4,016)	(33,419)	(11,216)
Income tax expense	(612)	(6,671)	(1,886)	(12,768)

Net loss	(14,133)	(10,687)	(35,305)	(23,984)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	1,275	(1,138)	332	(142)

Comprehensive loss	$(12,858)	$(11,825)	$(34,973)	$(24,126)

Net loss per share (basic and diluted)	$(0.14)	$(0.14)	$(0.38)	$(0.31)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	97,819	78,076	92,087	76,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2020 and 2019

(In thousands)

			Additional	Receivable	Other
	Common Stock		Paid-in	For Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	Subscription	Income (Loss)	Deficit	Total
Nine Months Ended September 30, 2020
Balances, December 31, 2019	81,873	$82	$203,862	$-	$802	$(112,471)	$92,275
Issuance of Common Stock:
ATM public offering, net of offering costs	16,130	16	24,942	-	-	-	24,958
In exchange for note receivable	692	1	1,249	(1,250)	-	-	-
Exercise of stock options	17	-	34	-	-	-	34
Vesting of restricted stock awards	558	-	-	-	-	-	-
Purchase and retirement of stock	(780)	(1)	(1,192)	-	-	-	(1,193)
Stock-based compensation expense	-	-	3,280	-	-	-	3,280
Other comprehensive income	-	-	-	-	332	-	332
Net loss	-	-	-	-	-	(35,305)	(35,305)

Balances, September 30, 2020	98,490	$98	$232,175	$(1,250)	$1,134	$(147,776)	$84,381

Nine Months Ended September 30, 2019
Balances, December 31, 2018	75,067	$75	$176,471	$-	$626	$(22,636)	$154,536
Issuance of Common Stock:
ATM public offering, net of offering costs	2,767	3	13,232	-	-	-	13,235
Business combination with BWR	108		453				453
Exercise of stock options	200	-	418	-	-	-	418
Grant of restricted stock awards	126	-	576	-	-	-	576
Employee services	6	-	31	-	-	-	31
Stock-based compensation expense	-	-	4,086	-	-	-	4,086
Fair value of warrant issued for license agreement	-	-	838	-	-	-	838
Other comprehensive loss	-	-	-	-	(142)	-	(142)
Net loss	-	-	-	-	-	(23,984)	(23,984)

Balances, September 30, 2019	78,274	$78	$196,105	$-	$484	$(46,620)	$150,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2020 and 2019

(In thousands)

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,305)	$(23,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,607	6,776
Non-cash lease expense	3,913	4,910
Loss on disposal of Divested Businesses	3,446	-
Stock-based compensation expense	3,415	5,278
Accretion and amortization of debt discount and issuance costs	414	1,796
Impairment of right-of-use lease assets	400	1,500
Loss (gain) from change in fair value of derivatives	392	(304)
Loss (gain) from sale of property and equipment	128	(6,360)
Expense for make-whole premium and other	73	511
Gain from change in fair value of earnout obligations	-	(12,909)
Deferred income tax benefit	(442)	(4,919)
Changes in operating assets and liabilities, net of effects of business acquisition and disposal:
Accounts receivable	(932)	(1,912)
Inventories	2,741	1,190
Prepaid expenses, deposits and other	519	(3,201)
Accounts payable	(484)	657
Other accrued liabilities	(13,738)	10,030

Net cash used in operating activities	(29,853)	(20,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from buyer of Divested Businesses, net of cash conveyed of $209	381	-
Proceeds from sale of equipment	231	-
Capital expenditures for property and equipment	(2,108)	(2,576)
Cash advance under unsecured promissory note	(1,250)	-
Net proceeds from sale of land and building in Japan	-	37,548
Security deposit under sale leaseback arrangement	-	(1,799)
Acquisition of BWR, net of cash acquired of $537	-	(963)

Net cash provided by (used in) investing activities	(2,746)	32,210

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	25,122	13,529
Proceeds from borrowings	6,868	52,068
Proceeds from exercise of stock options	34	418
Principal payments on borrowings	(10,825)	(34,415)
Payments on business combination obligations	(5,761)	(34,000)
Purchase and retirement of stock	(1,193)	-
Payments under deferred lease financing obligation	(480)	(307)
Payments for deferred offering costs	(164)	(195)
Debt issuance costs paid	(95)	(931)
Proceeds from deferred lease financing obligation	-	17,640
Cash paid for make-whole premium	-	(480)

Net cash provided by financing activities	13,506	13,327

Effect of foreign currency translation changes	(247)	1,578

Net increase (decrease) in cash, cash equivalents and restricted cash	(19,340)	26,174
Cash, cash equivalents and restricted cash at beginning of period	64,571	45,856

Cash, cash equivalents and restricted cash at end of period	$45,231	$72,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2020 and 2019

(In thousands)

	2020	2019

SUMMARY OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at end of period	$26,885	$68,373
Restricted cash at end of period:
Current (included in prepaid expenses and other)	1,500	-
Long-term	16,846	3,657

Total	$45,231	$72,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$726	$584
Cash paid for income taxes	$15,788	$2,388
Cash paid for amounts included in the measurement of operating lease liabilities	$7,131	$6,556
Right-of-use assets acquired in exchange for operating lease liabilities	$3,034	$26,899

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other non-cash investing and financing activities:
Issuance of common stock for unsecured promissory note receivable	$1,250	$-
Increase in payables for:
Debt discount and issuance costs	$150	$-
Patents	$-	$163
Deferred offering costs	$-	$99
Fair value of warrants issued for license agreement	$-	$838
Restricted stock issued for prepaid compensation	$-	$500

Reconciliation of non-cash and cash consideration in BWR business combination:
Fair value of assets acquired:
Identifiable assets, excluding cash, cash equivalents and restricted cash	$-	$6,517
Goodwill	-	2,031
Less liabilities assumed	-	(7,132)
Net assets acquired	-	1,416
Issuance of common stock	-	(453)

Cash paid, net of cash acquired of $537	$-	$963

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

Basis of Presentation

The unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2019, included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on March 16, 2020 and as amended on April 28, 2020 (the “2019 Form 10-K”).

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2019 have been derived from the Company’s audited financial statements. The Company’s financial condition as of September 30, 2020 and operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2020.

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

The following accounting standards were adopted during the nine months ended September 30, 2020:

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

NOTE 2 — LIQUIDITY AND GOING CONCERN

As of September 30, 2020, the Company had an accumulated deficit of $147.8 million and the Company incurred a net loss of $35.3 million for the nine months ended September 30, 2020. Net cash used in operating activities amounted to $29.9 million for the nine months ended September 30, 2020, of which approximately $13.1 million was attributable to income tax payments paid in March 2020 related to the sale leaseback that was entered into in March 2019 as discussed in Note 5.

In March and July 2020, the Company entered into the Loan and Security Agreement (the “EWB Credit Facility”) discussed in Note 6 that required the Company to deposit an initial amount of $15.1 million in restricted cash accounts with East West Bank (“EWB”), and that require gross equity infusions of $31.2 million for the year ending December 31, 2020. In addition, for any future amounts borrowed under the revolving loan facility with EWB, the Company is required to increase restricted cash deposits by the corresponding amount of the borrowings. The requirement to maintain increased levels of restricted cash deposits contributed to the decrease in available cash and cash equivalents from $60.8 million as of December 31, 2019 to $26.9 million as of September 30, 2020. During the nine months ended September 30, 2020, the Company received gross proceeds of $25.8 million under the ATM Agreement (as defined and discussed in Note 7). As a result, the Company’s commitment for additional equity infusions by December 31, 2020 has been reduced to $5.4 million.

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

The Company has begun a new product and marketing strategy to increase demand for the Company’s products. On September 24, 2020, the Company disposed of the Divested Businesses discussed in Note 3 that accounted for a net loss of $7.4 million and a loss on disposal of $3.4 million for the nine months ended September 30, 2020. Accordingly, the disposal of the Divested Businesses is expected to improve the Company’s overall financial performance and reduce cash flow needs in the future. As discussed in Note 4, the Company implemented restructuring plans in April and August 2020 that are designed to achieve future annualized selling, general and administrative cost reductions estimated at approximately $9.6 million. Management believes the Company’s existing cash resources and ongoing cost-cutting efforts will be sufficient to fund the Company’s operations and to meet its obligations as they come due through November 2021.

In September 2020, the Company entered into the Amended Merger Agreement (as defined and discussed in Note 3). The closing is required to occur by November 30, 2020 and will require the Company to make a cash payment of $20.0 million. The Company is seeking to refinance the EWB Credit Facility and obtain additional equity financing in order to make this cash payment in November 2020. No assurance can be provided that the Company will be successful in its efforts to obtain adequate funding to close the Amended Merger Agreement.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 — BUSINESS COMBINATIONS AND DISPOSITIONS

Ariix Merger Agreement

On September 30, 2020, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”), by and among the Company, Ariel Merger Sub, LLC (“Merger Sub”), Ariel Merger Sub 2, LLC (“Merger Sub 2”), Ariix, LLC (“Ariix”), certain members of Ariix (the “Sellers”) and the principal shareholder of Ariix who serves as sellers agent (the “Sellers’ Agent”), pursuant to which the Company agreed to acquire Ariix, which owns five brands in the e-commerce and direct selling channels (the “Acquisition”). The Amended Merger Agreement requires completion of an audit of Ariix’s financial statements for its last two fiscal years and contains customary representations, warranties, covenants and indemnities by the parties to such agreement and is subject to customary closing conditions, including, among other things, (i) the receipt of regulatory approvals, including applicable antitrust approvals, (ii) the accuracy of the respective parties’ representations and warranties, and (iii) material compliance by the parties with their respective covenants and obligations. In addition, the Amended Merger Agreement contains certain termination rights, including by the Company or the Sellers’ Agent in the event the closing has not occurred by November 30, 2020 (the “Outside Date”). Pursuant to the Amended Merger Agreement, on the closing date (the “Closing Date”), Ariix will merge with Merger Sub, with Ariix as the surviving entity and will be a wholly-owned subsidiary of the Company. Subsequently, Ariix will merge with and into Merger Sub 2, which will remain as a wholly-owned subsidiary of the Company.

On the Closing Date, the Company will be required to pay the Sellers $20.0 million in cash and issue 19.0 million shares of Common Stock. On the six-month anniversary of the Closing Date, the Company will be required to either pay $10.0 million in cash or issue shares of Common Stock with a value of $10.0 million. Upon receipt of stockholder approval, the Company will also be required to issue up to 37.1 million shares of Common Stock as follows (in thousands):

Timing of Contingent Share Issuances

30 days after stockholder approval:
Sellers Agent	7,000
Ariix employee severance consideration	1,667
Closing Date Anniversary:
12 Months	25,500
14 Months	2,900

Total	37,067

If the Company fails to obtain stockholder approval for the issuance of up to 37.1 million shares at up to three stockholder meetings held for the purpose of obtaining such approval, the Company will be required to pay up to $163.3 million in cash, consisting of approximately $141.0 million to the members of Ariix, $12.3 million to the Sellers’ Agent, and up to $10.0 million for severance payments. The cash payments to the members of Ariix and the Sellers’ Agent would be payable within 90 days of the third stockholders’ meeting. The number of shares of Common Stock issuable, or cash payable, is subject to adjustment based on the working capital of Ariix at the Closing Date.

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2020, the accompanying condensed consolidated statements of operations include net revenue and net losses related to the post-acquisition results of operations of BWR, as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020		2019	2020		2019

Net revenue (1)	$1,507		$2,432	$6,417		$2,432
Net loss (1)	$(844)	(2)	$(855)	$(3,490)	(2)	$(855)

(1)	Net revenue and net loss exclude the operating results of all U.S. retail brands that were sold in a combined transaction with the BWR subsidiary on September 24, 2020 as discussed below.
(2)	Net loss excludes the loss on disposal of $3.4 million from the sale in a combined transaction of the BWR subsidiary and substantially all U.S. retail brands as discussed below.

Unaudited Pro Forma Disclosures

The following table summarizes on an unaudited pro forma basis, the Company’s results of operations for the three and nine months ended September 30, 2019 giving effect to the BWR business combination as if it had occurred on January 1, 2019 (in thousands, except loss per share amount):

	Three	Nine
	Months	Months

Net revenue	$70,189	$203,007
Net loss	$(10,823)	$(25,426)
Net loss per share- basic and diluted	$(0.14)	$(0.33)
Weighted average number of shares of common stock outstanding- basic and diluted	78,184	76,658

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

Disposition of BWR and U.S. Retail Brands

On September 24, 2020 (the “BWR Closing Date”), the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Zachert Private Equity GmbH (the “Buyer”), pursuant to which the Company sold its (i) BWR subsidiary, including the rights to distribute the Nestea, Volvic, Evian, Illy Coffee, Kusmi Tea, Saint Geron and Found brands , (ii) substantially all U.S. retail brands owned by the Brands Division, including XingTea, Búcha® Live Kombucha, Aspen Pure and Coco-Libre brands, and (iii) certain machinery, equipment and other assets necessary for the distribution of such brands. All of these assets and the related results of operations are included in the NewAge segment and are collectively referred to herein as the “Divested Businesses”. The remaining brands within the Brands Division that were not included in this transaction will be phased out before the end of 2020. All remaining assets in the Brands Division were adjusted to fair value as of September 30, 2020.

As consideration for the transaction, the Company received net cash in the amount of $0.6 million and an unsecured nonrecourse promissory note in the aggregate amount of approximately $3.3 million that related to inventory of BWR that was pre-paid by the Company, bears no interest, and matures nine months from the BWR Closing Date (the “Nonrecourse Note”). The Nonrecourse Note was issued by the Buyer through its newly acquired subsidiary BWR, is payable solely by BWR, and bears no interest. As of the BWR Closing Date, the Company determined that there was no fair value associated with Nonrecourse Note, since the Buyer did not guarantee the note and there is no collateral. Accordingly, the Company will recognize future gains to the extent that cash is collected on the Nonrecourse Note.

Under the terms of the Purchase Agreement, on the third anniversary of the BWR Closing Date, the Company has the right to purchase 10% of the membership interests of BWR for $2.5 million. The Company determined that there is no fair value associated with this purchase option based on the current operating results of the business. The Company agreed to certain non-competition and non-solicitation provisions for a period of three years beginning on the BWR Closing Date. The Company has agreed to retain certain contingent liabilities related to BWR and the U.S. retail brands in the aggregate amount of $0.9 million, which are included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the disposition, the Company entered into a Distributor Agreement with BWR, pursuant to which BWR appointed the Company as its exclusive distributor of certain beverage products in Colorado and Wyoming. In addition, the Company and BWR entered into a Transition Services Agreement, under which the Company agreed to provide certain transitional services to BWR until December 31, 2020, unless such services are terminated earlier in accordance with the agreement.

The Company recognized a loss on the disposition of the Divested Businesses of $3.4 million as follows (in thousands):

Carrying value of consideration received:
Cash received	$590
Nonrecourse Note, face amount of $3.3 million, due June 2021	-
Total fair value of consideration received	590
Carrying value of assets conveyed:
Cash	(209)
Accounts receivable	(1,900)
Inventories	(3,891)
Identifiable intangible assets	(657)
Right-of-use and other assets	(761)
Property and equipment	(125)
Liabilities assumed:
Accounts payable and accrued liabilities	2,549
Accrued compensation and other current liabilities	723
Operating lease liabilities	606
Fair value of consideration conveyed to Buyer	(3,665)
Commissions and other selling expenses	(371)

Loss on disposition	$(3,446)

In connection with the transaction, the Buyer issued to the Company an unsecured promissory note payable by BWR in exchange for $1.25 million in cash and $1.25 million in equity. This promissory note provides for a principal balance of $2.5 million, bears interest at 10% per annum, matures three years from the BWR Closing Date, and is fully guaranteed by the Buyer until the earlier of such time that (i) the promissory note is repaid in full, (ii) the Buyer makes equity contributions to BWR of at least $2.5 million, or (iii) BWR recognizes net income of at least $2.5 million for any 12-month period following the BWR Closing date (the “Guaranty Note”). A portion of the consideration for the Guaranty Note was the issuance of 691,953 shares of the Company’s common stock issued to the Buyer with an estimated fair value of $1.25 million. Accordingly, $1.25 million of the Guaranty Note is reflected as a reduction of stockholders’ equity and $1.25 million is included under the caption “Deposits and other” in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020.

Business Combination Liabilities

On December 21, 2018, the Company entered into a business combination with Morinda Holdings, Inc. (“Morinda”). The purchase consideration included the issuance of 43,804 shares of Series D Preferred Stock (the “Preferred Stock”) providing for the potential payment of up to $15.0 million (the “Milestone Dividend”) if the Adjusted EBITDA of Morinda was at least $20.0 million for the year ended December 31, 2019. If the Adjusted EBITDA of Morinda was less than $20.0 million, the Milestone Dividend was reduced whereby no Milestone Dividend was payable if actual Adjusted EBITDA was $17.0 million or lower. Adjusted EBITDA of Morinda for the year ended December 31, 2019 was less than $17.0 million and, accordingly, no Milestone Dividend was payable to the holders of the Preferred Stock. The Preferred Stock also provided for dividends at a rate of 1.5% per annum of the Milestone Dividend amount. The Preferred Stock terminated on April 15, 2020, and the Company paid accumulated cash dividends of approximately $0.3 million in May 2020. In July 2020, the Company paid the former Morinda stockholders the remainder of the Excess Working Capital (“EWC”) obligation of $5.5 million. As of September 30, 2020 and December 31, 2019, the following is a summary of purchase consideration payable to the former stockholders of Morinda, and outstanding earnout obligations related to business combinations with Morinda in December 2018 (in thousands):

	2020	2019

Payables to former Morinda stockholders:
EWC, due July 2020, net of discount	$-	$5,283
Earnout under Series D preferred stock	-	225
Total	$-	$5,508

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 — OTHER FINANCIAL INFORMATION

Inventories

Inventories consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	2020	2019

Raw materials	$10,194	$12,848
Work-in-process	1,932	872
Finished goods, net	18,441	22,998
Total inventories	$30,567	$36,718

Other Accrued Liabilities

As of September 30, 2020 and December 31, 2019, other accrued liabilities consisted of the following (in thousands):

	2020	2019

Accrued commissions	$7,951	$8,914
Accrued compensation and benefits	6,645	5,868
Accrued marketing events	7,376	4,568
Deferred revenue	2,334	1,358
Income taxes payable	1,005	15,227
Current portion of operating lease liabilities	5,827	5,673
Other accrued liabilities	8,945	7,843

Total accrued liabilities	$40,083	$49,451

Depreciation and Amortization Expense

Depreciation expense related to property and equipment and amortization expense related to identifiable intangible assets, including amounts included in cost of goods sold, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Depreciation	$967	$972	$2,926	$2,815
Amortization	888	1,363	2,681	3,961

Total	$1,855	$2,335	$5,607	$6,776

Restructuring

In April and August 2020, the Company initiated restructuring plans that are designed to achieve selling, general and administrative cost reductions. These restructuring plans are primarily focused on reductions in marketing and other personnel. For the three and nine months ended September 30, 2020, the Company implemented headcount reductions of approximately 50 and 150 employees, respectively. These 150 employees whose employment was terminated accounted for estimated annualized compensation and benefit costs of $9.6 million. In connection with the termination of employees, the Company incurred severance costs of $1.7 million and $2.6 million for the three and nine months ended September 30, 2020 and 2019, respectively. These expenses are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. For the three months ended September 30, 2020, approximately $1.0 million and $0.7 million of the severance costs related to the Noni by NewAge segment and the NewAge segment, respectively. For the nine months ended September 30, 2020, approximately $1.8 million and $0.7 million of the severance costs related to the Noni by NewAge segment and the NewAge segment, respectively. The unpaid portion of severance costs amounted to $1.1 million and is included in accrued liabilities as of September 30, 2020. Presented below is a summary of activity affecting the accrued liability for severance benefits for the three and nine months ended September 30, 2020 (in thousands):

	Three	Nine
	Months	Months

Accrued liability, beginning of period	$-	$-
Severance expense incurred	1,658	2,543
Cash payments	(527)	(1,412)

Accrued liability, September 30, 2020	$1,131	$1,131

No assurance can be provided that the restructuring plan will be successful in achieving the annualized cost reductions.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 — LEASES

Sale Leaseback

On March 22, 2019, the Company entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.1 million of the land and building in Tokyo that serves as the corporate headquarters of the Company’s Japanese subsidiary. Concurrently with the sale, the Company entered into a lease of this property for a term of 27 years with the option to terminate the lease any time after seven years. The monthly lease cost is ¥20.0 million (approximately $189,000 based on the exchange rate as of September 30, 2020) for the initial seven-year period of the lease term. Presented below is a summary of the selling price and resulting gain on sale calculation for the nine months ended September 30, 2019 (in thousands):

Gross selling price	$57,129
Less commissions and other expenses	(1,941)
Less repair obligations	(1,675)
Net selling price	53,513
Cost of land and building sold	(29,431)
Total gain on sale	24,082
Portion of gain related to above-market rent concession	(17,640)

Recognized gain on sale	$6,442

The Company determined that $17.6 million of the $24.1 million gain on the sale of this property was the result of above-market rent inherent in the leaseback arrangement. The remainder of the gain of $6.4 million was attributable to the highly competitive process among the entities that bid to purchase the property, and is included in gain from sale of property and equipment in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2019.

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

Operating Leases

The Company leases various office and warehouse facilities, vehicles and equipment under non-cancellable operating lease agreements that expire between October 2020 and March 2039. The Company has made accounting policy elections (i) to not apply the recognition requirements for short-term leases and (ii) for facility leases, when there are lease and non-lease components, such as common area maintenance charges, to account for the lease and non-lease components as a single lease component. For the three months ended September 30, 2020 and 2019, the Company had operating lease expense of $2.5 million and $2.8 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company had operating lease expense of $7.6 million and $8.1 million, respectively. As of September 30, 2020 and December 31, 2019, the weighted average remaining lease term under operating leases was 12.0 and 12.5 years, respectively. As of September 30, 2020 and December 31, 2019, the weighted average discount rate for operating lease liabilities was 5.6%.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Future Lease Payments

As of September 30, 2020, future payments under operating lease agreements are as follows (in thousands):

Year Ending December 31,

Remainder of 2020	$1,710
2021	7,498
2022	5,891
2023	5,304
2024	4,943
Thereafter	29,627

Total operating lease payments	54,973
Less imputed interest	(15,447	)(1)

Present value of operating lease payments	$39,526

(1)	Calculated based on the term of the respective leases using discount rates ranging from 2.0% to 10.0%.

Impairment of ROU Asset

In June 2019, the Company began attempting to sublease a portion of its right-of-use (“ROU”) assets previously used for warehouse space that are no longer needed for current operations. As a result, an impairment evaluation was completed that resulted in recognition of an impairment charge of $1.5 million for the nine months ended September 30, 2019. This evaluation was based on the expected time to obtain a suitable subtenant and current market rates for similar commercial properties. As of December 31, 2019, an updated impairment evaluation was performed that resulted in an additional impairment charge of $0.8 million. Due to longer than expected timing to obtain a subtenant, an updated impairment evaluation was completed in June 2020 that resulted in recognition of an additional impairment charge of $0.4 million for the nine months ended September 30, 2020. As of September 30, 2020, the Company had recognized cumulative impairment charges of $2.7 million and was continuing its efforts to obtain a subtenant for this space.

NOTE 6 — DEBT

Summary of Debt

As of September 30, 2020 and December 31, 2019, debt consisted of the following (in thousands):

	2020	2019

EWB Credit Facility:
Term loan, net of discount of $524 and $448 as of September 30, 2020 and December 31, 2019, respectively	$13,100	$14,302
Revolver	-	9,700
PPP Loan payable, interest at 1.0%, unsecured, due April 2022	6,868	-
Installment notes payable	5	8

Total	19,973	24,010
Less current maturities	(1,504)	(11,208)

Long-term debt, less current maturities	$18,469	$12,802

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Future Debt Maturities

As of September 30, 2020, the scheduled future maturities of long-term debt, exclusive of discount accretion, were as follows:

Year Ending December 31,

Remainder of 2020	$376
2021	1,503
2022	8,368
2023	10,250

Total	$20,497

EWB Credit Facility

On March 29, 2019, the Company entered into EWB Credit Facility with EWB. The EWB Credit Facility matures on March 29, 2023 and provides for (i) a term loan in the aggregate principal amount of $15.0 million, which may be increased to $25.0 million subject to the satisfaction of certain conditions (the “EWB Term Loan”) and (ii) a $10.0 million revolving loan facility (the “EWB Revolver”). The obligations of the Company under the EWB Credit Facility are secured by substantially all assets of the Company and guaranteed by certain subsidiaries of the Company.

Borrowings outstanding under the EWB Credit Facility initially provided for interest at the prime rate plus 0.50%. As of December 31, 2019, the prime rate was 4.75% and the contractual rate applicable to outstanding borrowings under the EWB Credit Facility was 5.25%. Pursuant to the Third Amendment discussed below, the interest rate applicable to outstanding borrowings under the EWB Credit Facility increased from 0.5% to 2.0% in excess of the prime rate beginning on March 13, 2020. As of September 30, 2020, the prime rate was 3.25% and the contractual rate applicable to outstanding borrowings under the EWB Credit Facility was 5.25%. Payments under the EWB Term Loan were interest-only through September 30, 2019, followed by monthly principal payments of $125,000 plus interest through the stated maturity date of the EWB Term Loan.

The EWB Credit Facility requires compliance with certain financial and restrictive covenants and includes customary events of default. Key financial covenants include maintenance of minimum Adjusted EBITDA and a maximum Total Leverage Ratio (all as defined and set forth in the EWB Credit Facility). On March 13, 2020, the Company entered into the third amendment (the “Third Amendment”) to the EWB Credit Facility. In addition to the change in interest rate discussed above, the Third Amendment modified the Credit Facility as follows:

●	In March 2020, the Company made an initial deposit of $15.1 million in restricted cash accounts designated by EWB. The future requirement to maintain restricted cash will be reduced by the amount of principal payments under the EWB Term Loan after the amendment date. As of September 30, 2020, the restricted cash deposit amounted to $14.1 million.
●	For any future amounts borrowed under the EWB Revolver, the Company is required to increase restricted cash deposits by the corresponding amount of the borrowings.
●	Less stringent requirements are applicable for future compliance with the minimum Adjusted EBITDA covenant, the maximum Total Leverage Ratio, and the Fixed Charge Coverage Ratio (each as defined and set forth in the EWB Credit Facility). Additionally, compliance with the maximum Total Leverage Ratio and the Fixed Charge Coverage Ratio have been delayed until June 30, 2021.
●	The existing provision related to “equity cures” that may be employed to maintain compliance with financial covenants was increased from $5.0 million to $15.0 million for the year ending December 31, 2020, and to $10.0 million per year for each calendar year thereafter.
●	The Company was required to obtain equity infusions for at least $15.0 million for the nine months ended September 30, 2020. As discussed in Note 7, the Company received gross proceeds of $25.8 million for the nine months ended September 30, 2020.
●	The Company was required to obtain equity infusions for gross proceeds of $30.0 million for the year ending December 31, 2020.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On July 6, 2020, the Company entered into the fourth amendment (the “Fourth Amendment”) to the EWB Credit Facility. The Fourth Amendment reduced the amount of restricted cash in China with a corresponding increase in restricted cash in the United States. The Fourth Amendment also permitted the Company to purchase up to $1.2 million of shares of its Common Stock with a corresponding increase in the requirement of cash equity infusions from $30.0 million to approximately $31.2 million for the year ending December 31, 2020. Accordingly, equity infusions for gross proceeds of $31.2 million are now required for the year ending December 31, 2020. After deducting gross proceeds of $25.8 million received for the nine months ended September 30, 2020, additional equity infusions that result in gross proceeds of $5.4 million must be received by December 31, 2020. The Company evaluated the terms of the Third Amendment and the Fourth Amendment and determined they should be accounted for as modifications, whereby additional debt discount and issuance costs of approximately $0.2 million were incurred. As of September 30, 2020, the Company was not in compliance with the minimum Adjusted EBITDA covenant under the EWB Credit Facility. As discussed in Note 14, the Company entered into an amendment and waiver to the EWB Credit Facility on November 5, 2020, pursuant to which EWB provided a waiver and agreed to eliminate the requirement to comply with the minimum Adjusted EBITDA financial covenant in future periods.

PPP Loan

On April 14, 2020, the Company entered into the PPP Loan pursuant to the Paycheck Protection Program under the CARES Act with EWB in an aggregate principal amount of approximately $6.9 million. The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The Company intends to apply to the lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the permitted period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act. The Company’s eligibility for the PPP Loan, expenditures that qualify toward forgiveness, and the final balance of the PPP Loan that may be forgiven are subject to audit and final approval by the SBA. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to pay interest at 1.0% whereby all accrued interest and principal will be payable on the maturity date in April 2022. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loan may be accelerated upon the occurrence of an event of default, including if the SBA subsequently reaches an audit determination that the Company does not meet the eligibility criteria.

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 — STOCKHOLDERS’ EQUITY

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the three months ended September 30, 2020 and 2019 were as follows (in thousands):

				Note	Accumulated
			Additional	Receivable	Other
	Common Stock		Paid-in	For Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	Subscription	Income (Loss)	Deficit	Total
Three Months Ended September 30, 2020
Balances, June 30, 2020	98,442	$98	$231,201	$-	$(141)	$(133,643)	$97,515
Issuance of Common Stock:
ATM Agreement, net of offering costs	-	-	(70)	-	-	-	(70)
In exchange for note receivable	692	1	1,249	(1,250)	-	-	-
Exercise of stock options	15	-	30	-	-	-	30
Vesting of restricted stock awards	121	-	-	-	-	-	-
Business combination with BWR	-
Purchase and retirement of stock	(780)	(1)	(1,192)	-	-	-	(1,193)
Stock-based compensation expense	-	-	957	-	-	-	957
Other comprehensive income	-	-	-	-	1,275	-	1,275
Net loss	-	-	-	-	-	(14,133)	(14,133)

Balances, September 30, 2020	98,490	$98	$232,175	$(1,250)	$1,134	$(147,776)	$84,381

Three Months Ended September 30, 2019
Balances, June 30, 2019	77,624	$77	$192,034	$-	$1,622	$(35,933)	$157,800
Issuance of Common Stock:
ATM Agreement, net of offering costs	542	1	2,093	-	-	-	2,094
Business combination with BWR	108	-	453	-	-	-	453
Stock-based compensation expense	-	-	1,525	-	-	-	1,525
Other comprehensive loss	-	-	-	-	(1,138)	-	(1,138)
Net loss	-	-	-	-	-	(10,687)	(10,687)

Balances, September 30, 2019	78,274	$78	$196,105	$-	$484	$(46,620)	$150,047

Stock Purchase

On July 6, 2020, the Company purchased from the Company’s Chief Executive Officer a total of 780,000 shares of Common Stock based on the closing market price of $1.53 per share. The total purchase price of approximately $1.2 million was accounted for as a reduction of stockholders’ equity for the three months ended September 30, 2020. The shares were immediately canceled and returned to the Company’s authorized but unissued shares of Common Stock.

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has no obligation to sell any of the Placement Shares under the ATM Agreement. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital. Under the terms of the ATM Agreement, the Company agreed to pay the Agent a commission equal to 3.0% of the gross proceeds from the gross sales price of the Placement Shares up to $30 million, and 2.5% of the gross proceeds from the gross sales price of the Placement Shares in excess of $30 million. In addition, the Company has agreed to pay certain expenses incurred by the Agent in connection with the offering. Through September 30, 2020, an aggregate of approximately 22.1 million shares of Common Stock were sold for gross proceeds of approximately $46.5 million. For the nine months ended September 30, 2020, an aggregate of 16.1 million shares were sold for gross proceeds of $25.8 million. Total commissions and fees of $0.9 million were deducted from the gross proceeds for the nine months ended September 30, 2020. Presented below is a summary of Common Stock issued pursuant to the ATM Agreement for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Number	Gross Proceeds		Offering Costs		Net
Description	Of Shares	Per Share	Amount	Commissions	Other	Proceeds

Nine Months Ended September 30, 2020:
Three months ended March 31, 2020	4,939	$1.73	$8,545	$(257)	$(3)	$8,285
Three months ended June 30, 2020	11,191	$1.54	17,270	(436)	(91)	16,743
Three months ended September 30, 2020	-	$-	-	-	(70)	(70)

Total	16,130	$1.60	$25,815	$(693)	$(164)	$24,958

Nine Months Ended September 30, 2019:
Three months ended March 31, 2019	-	$-	$-	$-	$-	$-
Three months ended June 30, 2019	2,225	$5.27	11,733	(352)	(240)	11,141
Three months ended September 30, 2019	542	$4.09	2,215	(66)	(55)	2,094

Total	2,767	$5.04	$13,948	$(418)	$(295)	$13,235

NOTE 8 — STOCK OPTIONS AND WARRANTS

Stock Option Activity

The following table sets forth stock option activity under the Company’s stock option plans for the nine months ended September 30, 2020 (shares in thousands):

	Shares		Price (1)	Term (2)

Outstanding, December 31, 2019	3,551		$2.65	8.7
Grants	458		$1.78
Modifications	347	(3)	$2.09
Forfeited	(1,001)		$2.49
Exercised	(18)		$1.83

Outstanding, September 30, 2020	3,337	(4)	$2.52	7.3

Vested, September 30, 2020	1,377	(4)	$2.36	5.4

(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the stock options expire.
(3)	In connection with the restructuring activities discussed in Note 4, the Company agreed to extend the exercise period for options that would have otherwise expired unexercised. The Company accounted for these changes as improbable to probable modifications of the original awards, whereby compensation cost was remeasured on the date of the modification and expense was recognized immediately, or over the vesting period if applicable.
(4)	As of September 30, 2020, the closing price of the Company’s Common Stock was $1.73 per share, resulting in no intrinsic value associated with outstanding stock options.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Using the BSM option-pricing model, the weighted-average grant date fair value per share was $1.42 and $3.26 for the nine months ended September 30, 2020 and 2019, respectively. Using the BSM option-pricing model, the weighted-average modification date fair value per share was $0.14 and $3.40 for the nine months ended September 30, 2020 and 2019, respectively. The BSM model requires various subjective assumptions that represent management’s best estimates of the fair value of the Company’s Common Stock, volatility, risk-free interest rates, expected term, and dividend yield. The expected term represents the weighted-average period that options granted are expected to be outstanding giving consideration to vesting schedules. Because the Company does not have an extended history of actual exercises, the Company has estimated the expected term using a simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. The Company has never declared or paid cash dividends and does not plan to pay cash dividends in the foreseeable future; therefore, the Company used an expected dividend yield of zero. The risk-free interest rate is based on U.S. Treasury rates in effect for maturities based on the expected term of the grant. The expected volatility is based on the historical volatility of the Company’s Common Stock for the period beginning in August 2016 when its shares were first publicly traded through the grant date of the respective stock options.

Restricted Stock Activity

The following table sets forth share activity related to grants of restricted stock under the Company’s stock option plans for the nine months ended September 30, 2020 (in thousands):

	Type of Awards
	Equity		Liability (1)

Unvested shares, December 31, 2019	2,123		37
Unvested awards granted to Board members	339	(2)	-
Other unvested awards granted	556	(3)	-
Forfeitures	(913)		(2)
Vested shares	(330)		-

Unvested shares, September 30, 2020	1,775		35

Intrinsic value, September 30, 2020	$3,070	(4)	$60	(4)

(1)	Certain awards granted to employees in China are not permitted to be settled in shares, which requires classification as a liability in the Company’s condensed consolidated balance sheets. This liability is adjusted based on the closing price of the Company’s Common Stock at the end of each reporting period until these awards vest. As of September 30, 2020 and December 31, 2019, the cumulative amount of compensation expense recognized is based on the progress toward vesting and the total fair value of the respective awards on those dates.
(2)	Represents grants of unvested awards to members of the Board of Directors whereby the shares of Common Stock will vest one year after the grant date. The fair value of the shares was recorded based on the closing price for the Company’s Common Stock of $1.77 per share on the grant date.
(3)	Represents restricted stock awards that generally vest over three years with fair value determined based on the closing price of the Company’s Common Stock on the respective grant dates.
(4)	The intrinsic value is based on the closing price of the Company’s Common Stock of $1.73 per share on September 30, 2020.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation Expense

Substantially all stock-based compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The table below summarizes stock-based compensation expense related to stock options and restricted stock awards for the three and nine months ended September 30, 2020 and 2019, and the unrecognized compensation expense as of September 30, 2020 and 2019 (in thousands):

	Stock-based Compensation Expense (Recovery)
	Three Months Ended		Nine Months Ended		Unrecognized Expense
	September 30,		September 30,		as of September 30,
	2020	2019	2020	2019	2020	2019

Plan-based stock options awards	$374	$1,102	$1,470	$2,040	$2,815	$3,729
Plan-based restricted stock awards:
Equity-classified	583	597	1,923	2,870	2,453	2,348
Liability-classified	9	(708)	22	304	38	125
Non-plan equity-classified restricted stock awards	-	-	-	64	-	-

Total	$966	$991	$3,415	$5,278	$5,306	$6,202

As of September 30, 2020, unrecognized stock-based compensation expense is expected to be recognized on a straight-line basis over a weighted-average period of approximately 1.6 years for stock options, 1.6 years for equity-classified restricted stock awards, and 1.2 years for liability-classified restricted stock awards.

Warrants

As of September 30, 2020 and 2019, the Company had warrants outstanding for 0.3 million shares of Common Stock with a weighted average exercise price of $4.80 per share. The warrants expire for 0.1 million shares in February 2022 and for 0.2 million shares in March 2029. For the three and nine months ended September 30, 2020 and 2019, no warrants were granted, exercised or expired.

NOTE 9 — INCOME TAXES

The Company’s provision for income taxes for the three months ended September 30, 2020 and 2019 resulted in income tax expense of $0.6 million and $6.7 million, respectively. The effective tax rate as a percentage of pre-tax losses for the three months ended September 30, 2020 and 2019 was negative 5% and negative 166%, respectively, compared to the U.S. federal statutory rate of 21%. The negative effective tax rate for the three months ended September 30, 2020 was primarily due to foreign income tax expense on profitable foreign operations and the impact of the domestic valuation allowance offsetting domestic income tax benefits. The difference between the negative effective tax rate of 166% for the three months ended September 30, 2019 and the U.S. federal statutory rate was primarily attributable to the establishment of a valuation allowance applied to the Company’s domestic net deferred tax assets.

The Company’s provision for income taxes for the nine months ended September 30, 2020 and 2019 resulted in income tax expense of $1.9 million and $12.8 million, respectively. The effective tax rate as a percentage of pre-tax losses for the nine months ended September 30, 2020 and 2019 was negative 6% and negative 114%, respectively, compared to the U.S. federal statutory rate of 21%. The negative effective tax rate for the nine months ended September 30, 2020 was primarily due to foreign income tax expense on profitable foreign operations and the impact of the domestic valuation allowance offsetting domestic income tax benefits. The difference between the negative effective tax rate of 114% for the nine months ended September 30, 2019 and the U.S. federal statutory rate was primarily attributable to the establishment of a valuation allowance.

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The total outstanding balance for liabilities related to unrecognized tax benefits was $1.5 million as of September 30, 2020 and December 31, 2019. These amounts are included in accrued employee benefits and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

The Company has various legal and other contingencies in several countries. Such exposure could be material depending upon the ultimate resolution of each situation. As of September 30, 2020 and December 31, 2019, accrued liabilities include a current liability determined under ASC 450, Contingencies, of approximately $1.9 million and $0.9 million, respectively.

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

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus resulted in a world-wide pandemic. By March 2020, the U.S. economy had been largely shut down by mass quarantines and government mandated stay-in-place orders (the “Orders”) to halt the spread of the virus. While some of these Orders were relaxed or lifted in different jurisdictions at various times during the three and nine months ended September 30, 2020, the overall impact of COVID-19 continues to have an adverse impact on business activities across the world. The Orders required some of the Company’s employees to work from home when possible, and other employees were entirely prevented from performing their job duties at times. The world-wide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it could have a material adverse effect on the Company’s business as consumer demand for its products could decrease.

Foreign jurisdictions accounted for approximately 62% of the Company’s net revenue for the three months ended September 30, 2020. The impact of COVID-19 was a significant contributing factor for the three months ended September 30, 2020 that resulted in decreases in net revenue in foreign countries as a group. While the Company’s direct-to-consumer selling model typically relies heavily on the use of its IPC sales force in close contact with customers, the pandemic has required alternative selling approaches such as through social media. Until a vaccine or other successful mitigation of COVID-19 is developed, no assurance can be provided that the Company will be able to avoid future reductions in net revenue using alternative selling approaches that avoid direct contact with customers.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In most jurisdictions, the Orders have been relaxed or lifted but considerable uncertainty remains about whether the Orders will need to be reinstated as the spread of COVID-19 continues. While the current disruption to the Company’s business is expected to be temporary, the long-term financial impact on the Company’s business cannot be reasonably estimated at this time.

Employment Agreements

On May 8, 2020, the Company entered into employment agreements with three executive officers, Brent Willis, Gregory Gould, and David Vanderveen. The employment agreements provide for aggregate annual base compensation of $650,000, $500,000, and $550,000 plus target annual performance bonuses of 100%, 50%, and 50% of annual base compensation for Mr. Willis, Mr. Gould, and Mr. Vanderveen, respectively. The agreements expire on January 1, 2023 and provide for annual renewal periods thereafter. If the employment agreements are terminated by the Company for Cause (as defined in the employment agreements) or an officer resigns without Good Reason (as defined in the employment agreements), becomes disabled, or dies before the expiration date, the Company is required to pay base salary through the termination date plus reimbursement of business expenses and unused vacation. If the Company terminates the employment agreements with Messrs. Willis or Gould without Cause or they resign for Good Reason, the Company will be required to make severance payments of 18 months and 12 months of base compensation and health insurance benefits, for Mr. Willis and Mr. Gould, respectively, plus the target performance bonus that would have been otherwise payable for the year in which termination occurs.

On September 4, 2020, the Company and David Vanderveen entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) in connection with his resignation from the Company, which was deemed effective as of August 1, 2020. Under the Settlement Agreement, Mr. Vanderveen’s employment agreement discussed above was cancelled and he agreed to release any and all claims he may have against the Company in exchange for receiving (i) $0.4 million payable upon his entry into the Settlement Agreement, (ii) weekly salary continuation payments up to a maximum of approximately $0.3 million until the earlier of the completion of 65 weeks or the date when Mr. Vanderveen obtains new employment; and (iii) payment of up to 18 months of premiums for continued health benefit coverage. The Settlement Agreement also provided for the immediate vesting of 41,250 shares of restricted common stock and modification of certain stock options for 42,900 shares at an exercise price of $1.77 that will now expire on September 4, 2021. In connection with his resignation, Mr. Vanderveen entered into a consulting agreement with the Company under which he will provide up to 20 hours per week of consulting services to the Company for a six-month period and will receive $22,500 per month. Mr. Vanderveen is also eligible to receive a finder’s fee for any potential business acquisition candidates brought to the Company in accordance with the terms of the consulting agreement.

NOTE 11 —NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share includes dilutive stock options, unvested restricted stock awards, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. For the three and nine months ended September 30, 2020 and 2019, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. As of September 30, 2020 and 2019, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2020	2019

Equity incentive plan awards:
Stock options	3,337	2,646
Restricted stock awards	1,810	1,161
Common stock purchase warrants	311	200

Total	5,458	4,007

NewAge, Inc.

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

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date

As of September 30, 2020 and December 31, 2019, the fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values due to the short-term nature of these instruments. Cash equivalents consist of short-term certificates of deposit that are classified as Level 2. The recorded amounts for the business combination obligations in Note 3 and the debt obligations in Note 6 also approximated fair value due to the short-term maturities of the business combination liabilities, and the variable nature of the interest rates under the EWB Credit Facility. The notes receivable from BWR discussed in Note 3 were recorded at estimated fair value as of September 24, 2020. Due to the U.S. government guarantee and the otherwise unique terms of the PPP Loan discussed in Note 6, it was not possible to determine fair value of this debt instrument.

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of September 30, 2020 and December 31, 2019 were as follows:

	As of September 30, 2020				As of December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Interest rate swap liability	$-	$355	$-	$355	$-	$99	$-	$99
Embedded derivative liability	-	-	136	136	-	-	-	-
Earnout under Series D preferred stock	-	-	-	-	-	-	225	225

Total	$-	$355	$136	$491	$-	$99	$225	$324

The interest rate swap agreement provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.50%, and is classified within Level 2 of the fair value hierarchy. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the nine months ended September 30, 2020 and 2019, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Significant Concentrations

A significant portion of the Noni by NewAge business is conducted in foreign markets, exposing the Company to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations. As set forth in Note 13, for the three and nine months ended September 30, 2020 and 2019, a significant portion of the Company’s consolidated net revenue was generated outside the United States, primarily in the Asia Pacific market. Most of the Noni by NewAge’s products have a component of the Noni plant, Morinda Citrifolia (“Noni”) as a common element. Tahitian Noni® Juice, MAX and other noni-based beverage products comprised over 80% of net revenue of the Noni by NewAge segment for the three and nine months ended September 30, 2020 and 2019. However, if consumer demand for these products decreases significantly or if the Company ceases to offer these products without a suitable replacement, the Company’s consolidated financial condition and operating results would be adversely affected. The Company purchases fruit and other Noni-based raw materials from French Polynesia, but these purchases of materials are from a wide variety of individual suppliers with no single supplier accounting for more than 10% of its raw material purchases during the three and nine months ended September 30, 2020. However, as the majority of the raw materials are consolidated and processed at the Company’s plant in Tahiti, the Company could be negatively affected by certain governmental actions or natural disasters if they occurred in that region of the world. For the three and nine months ended September 30, 2020 and 2019, no single customer accounted for 10% or more of the Company’s consolidated net revenue.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. Cash deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of September 30, 2020, the Company had cash, cash equivalents and restricted cash with two financial institutions in the United States with balances of $11.4 million and $3.9 million, and two financial institutions in China with balances of $6.8 million and $6.0 million. As of December 31, 2019, the Company had cash and cash equivalents with two financial institutions in the United States with balances of $22.2 million and $1.4 million, and two financial institutions in China with balances of $6.6 million and $3.6 million. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographies and industries. The Company performs ongoing credit evaluations on certain customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential bad debts.

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

As of September 30, 2020, the NewAge segment is a direct-store-distribution (“DSD”) business servicing Colorado and Wyoming. Until September 24, 2020 when the Company disposed of the Divested Businesses discussed in Note 3, the NewAge segment also marketed and sold a portfolio of healthy beverage brands including XingTea, Búcha® Live Kombucha, Coco-Libre, Evian, Nestea, Illy Coffee and Volvic. These products were distributed through a hybrid of routes to market throughout the United States and in a few countries around the world. The NewAge segment brands were sold in all channels of distribution including hypermarkets, supermarkets, pharmacies, convenience, gas and other outlets. In connection with the disposition of the Divested Businesses, the Company entered into a Distributor Agreement, pursuant to which BWR appointed the Company as its exclusive distributor of certain beverage products in Colorado and Wyoming.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Net revenue by reporting segment for the three and nine months ended September 30, 2020 and 2019, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2020	2019	2020	2019

Noni by NewAge	$46,585	$54,843	$143,556	$155,125
NewAge	16,134	14,985	45,493	39,358

Net revenue	$62,719	$69,828	$189,049	$194,483

Gross profit (loss) by reporting segment for the three and nine months ended September 30, 2020 and 2019, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2020	2019	2020	2019

Noni by NewAge	$35,465	$43,288	$110,974	$121,462
NewAge	2,030	(2,992)	6,123	(941)

Gross profit	$37,495	$40,296	$117,097	$120,521

Assets by reporting segment as of September 30, 2020 and December 31, 2019, were as follows (in thousands):

Segment	2020	2019
Noni by NewAge	$178,911	$201,600
NewAge	40,847	49,530

Total assets	$219,758	$251,130

Depreciation and amortization expense by reporting segment, including amounts charged to cost of goods sold for the three and nine months ended September 30, 2020 and 2019, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2020	2019	2020	2019

Noni by NewAge	$1,713	$1,686	$5,157	$5,052
NewAge	142	649	450	1,724

Total depreciation and amortization	$1,855	$2,335	$5,607	$6,776

Capital expenditures for property and equipment and identifiable intangible assets by reporting segment for the three and nine months ended September 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2020	2019	2020	2019
Noni by NewAge	$128	$571	$1,881	$1,127
NewAge	-	736	227	1,449

Total capital expenditures	$128	$1,307	$2,108	$2,576

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Geographic Concentrations

The Company attributes net revenue to geographic regions based on the location of its customers’ contracting entity. The following table presents net revenue by geographic region for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019		2020	2019

United States of America	$23,638	$21,186	(1)	$65,554	$57,754	(2)
Japan	21,268	22,167	(1)	63,075	65,599	(2)
China	10,169	17,320		36,325	43,882
Other countries	7,644	9,155	(1)	24,095	27,248	(2)

Net revenue	$62,719	$69,828		$189,049	$194,483

(1)	For the three months ended September 30, 2019, the previously reported amounts have been corrected to decrease net revenue attributable to Japan and other countries of $1.6 million, with a corresponding increase in net revenue attributable to the United States.
(2)	For the nine months ended September 30, 2019, the previously reported amounts have been corrected to decrease net revenue attributable to Japan and other countries of $4.7 million, with a corresponding increase in net revenue attributable to the United States.

As of September 30, 2020 and December 31, 2019, the net carrying value of property and equipment located outside of the United States amounted to approximately $22.7 million and $22.1 million, respectively.

NOTE 14 — SUBSEQUENT EVENTS

Waiver Under EWB Credit Facility

As of September 30, 2020, the Company was not in compliance with the minimum adjusted EBITDA covenant under the EWB Credit Facility discussed in Note 6. On November 5, 2020, the Company entered into a Fifth Amendment and Waiver (the “Fifth Amendment”) to the EWB Credit Facility. Under the Fifth Amendment, EWB waived non-compliance by the Company due to its inability to achieve Adjusted EBITDA (as defined in the EWB Credit Facility) of at least $4.0 million for the three months ended September 30, 2020, and any default that may have occurred as a result thereof. The Fifth Amendment also removed the requirement to comply with the minimum Adjusted EBITDA financial covenant in future periods.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding COVID-19

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus had resulted in a world-wide pandemic. The U.S. economy was largely shut down by mass quarantines and government mandated stay-at-home orders (the “Orders”) to halt the spread of the virus. These Orders have required some of our employees to work from home when possible, and other employees have been entirely prevented from performing their job duties until the Orders are relaxed or lifted. In foreign jurisdictions, which accounted for approximately 62% of our net revenue for the three months ended September 30, 2020, our direct-to-consumer selling model typically relies heavily on the use of our IPC sales force in close contact with our customers. The COVID-19 pandemic has required alternative selling approaches such as through social media. During the three months ended September 30, 2020, we saw reductions in our direct-to-consumer segment, and we may be unable to avoid future reductions in net revenue using these alternative selling approaches that avoid direct contact with our customers. The world-wide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it could have a material adverse effect on our business as consumer demand for our products could decrease.

While some of these Orders were relaxed or lifted in different jurisdictions at various times during the three months ended September 30, 2020, the overall impact of COVID-19 continues to have an adverse impact on business activities across the world. There is no assurance that Orders that were previously relaxed or lifted will not be reinstated as the spread of COVID-19 continues. For example, many jurisdictions have recently reinstated masking orders after test results have showed a resurgence of the pandemic. Resurgence of the pandemic in some markets has slowed the reopening process of businesses in those areas, including Europe where additional lockdowns have been recently reinstated. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. The long-term financial impact on our business cannot be reasonably estimated at this time.

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

●

Our belief that we will be successful in raising additional equity proceeds pursuant to the ATM Agreement, and that we will have sufficient liquidity to fund our business operations over the next 12 months.

●	Ability to bring new products to market in an ever-changing and difficult regulatory environment.

●	Ability to re-patriate cash from certain foreign markets.

●	Strategy for customer retention and growth.

●	Risk management strategy.

●	Expected capital expenditure levels for the remainder of 2020 and 2021.

●	Ability to successfully complete and integrate acquisitions, including the expected acquisition of Ariix.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A. “Risk Factors” of our 2019 Annual Report on Form 10-K as filed with the SEC on March 16, 2020 (the “2019 Form 10-K”), additional Risk Factors discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2020, and the additional Risk Factors discussed in Part II, Item 1A of this Report. Moreover, we operate in very competitive and rapidly changing markets. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Our Business Model

Our mission is to inspire and educate the planet to “live healthy,” and we support this mission in part, by providing healthier, better-for-you products, that support improvement in people’s lives and health. Our goal is to be the leading social selling and distribution company with a focus on wellness, healthy appearance, and nutritional performance platforms differentiating across the platforms with plant-based ingredients, Noni, cannabidiol (“CBD”), and micro and phytonutrients. We are focused on improving the lives of our consumers, and the livelihoods of our independent product consultants, representatives and affiliates, while delivering sustainable profitable growth and enhanced stockholder value by focusing on doing well by doing good.

We are a healthy consumer products and lifestyles purpose-driven company engaged in the development and commercialization of a portfolio of organic, natural and other better-for-you products. Those products are grouped into three category platforms, health & wellness, healthy appearance, and nutritional performance. We focus on the development and commercialization of healthy, functionally-differentiated brands within those platforms utilizing Noni, CBD, plant-based ingredients, or phytonutrients as points of difference across the portfolio. We also are one of a few companies in our industry that commercializes its business across multiple channels, employing an omni-channel distinctive route to market, including products sold in traditional retail, ecommerce, direct to consumer, and via our direct-store-distribution (“DSD”) network. NewAge is building its omni-channel route to market in the 60 countries in which the Company operates, including leverage of its independent product consultants (“IPCs”), a peer-to-peer selling group of approximately 292,000 independent contractor IPCs and customers worldwide.

We believe consumer awareness of the benefits of healthier lifestyles and the availability of healthier products is rapidly accelerating worldwide, and we are seeking to capitalize on that shift. We also believe consumer purchasing behavior is shifting with significantly greater purchases made via ecommerce and alternatives to traditional retail channels, with increasing demand for delivery direct to consumers’ homes, and this trend has accelerated under the environment of COVID-19.

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

Our current brand portfolio consists of a range of owned brands that we commercialize through our omni-channel route to market. The owned brands include Tahitian Noni Juice, Te Mana, and Hiro.

Operating Segments

The direct to consumer segment of our business acquired from Morinda Holdings, Inc. (“Morinda”) is now rebranded Noni by NewAge. The Noni by NewAge segment is engaged in the development, manufacturing, and marketing of Tahitian Noni® Juice, a range of other noni-based beverages, the Te Mana portfolio of Healthy Appearance products as well as various other nutritional, cosmetic and personal care products. The Noni by NewAge segment has manufacturing operations in Tahiti, Germany, Japan, the United States, and China. The products of the Noni by NewAge segment are sold and distributed in more than 60 countries using IPCs through our direct to consumer selling network and e-commerce business model. For the three months ended September 30, 2020, Asia Pacific comprised approximately 77% of this business, followed by North America at approximately 14%, with Latin America, Europe, Africa, and Australia/ New Zealand comprising the remainder of 9%.

The NewAge segment is a DSD business servicing Colorado and Wyoming. Until September 24, 2020 when we disposed of our BWR subsidiary and substantially all U.S. retail brands, the NewAge segment also marketed and sold a portfolio of healthy beverage brands including XingTea, Búcha® Live Kombucha, Coco-Libre, Evian, Nestea, Illy Coffee and Volvic. These products were distributed through a hybrid of routes to market throughout the United States and in a few countries around the world. The NewAge segment brands were sold in all channels of distribution including hypermarkets, supermarkets, pharmacies, convenience, gas and other outlets. In connection with the disposition of the BWR subsidiary and substantially all U.S. retail brands, we entered into a Distributor Agreement, pursuant to which BWR appointed us as its exclusive distributor of certain beverage products in Colorado and Wyoming.

Recent Developments

Reference is made to Notes 3, 4, 6, and 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for a discussion of recent developments since January 1, 2020, including (i) our entry into the Amended Merger Agreement with Ariix, LLC in September 2020, (ii) the disposition of our BWR subsidiary and substantially all U.S. retail brands in September 2020, (iii) our initiation of restructuring plans in April and August 2020 that are designed to achieve estimated total annualized selling, general and administrative cost reductions of $9.6 million, (iv) our receipt of proceeds from the PPP Loan with EWB in an aggregate principal amount of approximately $6.9 million pursuant to the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), (v) our entry into two amendments to the EWB Credit Facility with EWB, and (vi) sales of our common stock under the ATM Agreement that resulted in gross proceeds of $25.8 million for the nine months ended September 30, 2020. These recent developments are also discussed below under the caption Liquidity and Capital Resources.

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

Results of Operations

Three Months Ended September 30, 2020 and 2019

Our unaudited condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019 are presented below (dollars in thousands):

	2020	2019	Change	Percent

Net revenue	$62,719	$69,828	$(7,109)	(10)%
Cost of goods sold	25,224	29,532	(4,308)	(15)%

Gross profit	37,495	40,296	(2,801)	(7)%
Gross margin	60%	58%

Operating expenses:
Commissions	17,458	21,185	(3,727)	(18)%
Selling, general and administrative	27,983	26,104	1,879	7%
Gain from change in fair value of earnout obligations	-	(6,244)	6,244	(100)%
Loss on disposal of Divested Businesses	3,446	-	3,446	n/a
Depreciation and amortization expense	1,751	2,241	(490)	(22)%

Total operating expenses	50,638	43,286	7,352	17%

Operating loss	(13,143)	(2,990)	(10,153)	340%

Non-operating income (expense):
Interest expense	(521)	(727)	206	(28)%
Gain (loss) from sale of property and equipment	(62)	(85)	23	(27)%
Gain (loss) from change in fair value of derivatives	(86)	(166)	80	(48)%
Interest and other income (expense), net	291	(48)	339	(706)%

Loss before income taxes	(13,521)	(4,016)	(9,505)	237%
Income tax expense	(612)	(6,671)	6,059	(91)%

Net loss	$(14,133)	$(10,687)	$(3,446)	32%

On September 24, 2020, we sold our BWR subsidiary and substantially all U.S. retail brands (the “Divested Businesses”). The Divested Businesses were components of our NewAge segment and are included in our operating results shown above. Presented below is a summary of the operating results of the Divested Businesses for the period from July 1, 2020 until they were sold on September 24, 2020, and for the three months ended September 30, 2019 (in thousands):

	2020	2019

Net revenue	$2,443	$3,060
Cost of goods sold	3,197	7,014
Gross loss	(754)	(3,954)

Operating expenses:
Commissions	19	27
Selling, general and administrative	1,347	1,149
Depreciation and amortization expense	23	435

Net loss	$(2,143)	$(5,565)

As of September 30, 2020, the NewAge segment is primarily comprised of our legacy DSD and ecommerce lines of business (the “Retained Businesses”).

Presented below is our net revenue, cost of goods sold, gross profit (loss) and gross margin by segment for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Noni by NewAge Segment				NewAge Segment
	2020	2019	Change	Percent	2020	2019	Change	Percent

Net revenue	$46,585	$54,843	$(8,258)	(15)%	$16,134	$14,985	$1,149	8%
Cost of goods sold	11,120	11,555	(435)	(4)%	14,104	17,977	(3,873)	(22)%

Gross profit (loss)	$35,465	$43,288	$(7,823)	(18)%	$2,030	$(2,992)	$5,022	(168)%
Gross margin	76%	79%			13%	(20)%

Please refer to the captions below for further discussion with respect to our net revenue, cost of goods sold, gross profit and gross margin by segment, including the results of operations of the Divested Businesses and the Retained Businesses of the NewAge segment.

Net Revenue. Net revenue decreased from $69.8 million for the three months ended September 30, 2019 to $62.7 million for the three months ended September 30, 2020, a decrease of $7.1 million or 10%. For the three months ended September 30, 2020, we had a decrease in net revenue of $8.3 million or 15% for the Noni by NewAge segment, partially offset by an increase of $1.1 million or 8% for the NewAge segment.

Net revenue for the Noni by NewAge segment decreased by $8.3 million from $54.8 million for the three months ended September 30, 2019 to $46.6 million for the three months ended September 30, 2020. We believe the decrease in net revenue for the Noni by NewAge segment was primarily caused by lower quantities of products purchased by IPCs and consumers during the COVID-19 pandemic and the related Orders that were in effect during the three months ended September 30, 2020. Our direct-to-consumer selling model typically relies heavily on the use of our IPC sales force in close contact with our customers. However, the COVID-19 pandemic required alternative selling approaches, such as through social media which is less effective than in-person selling in certain regions. The impact of the pandemic was a significant contributing factor for the three months ended September 30, 2020 that resulted in decreases in net revenue of 41% in China, 4% in Japan, and 17% in all other foreign countries as a group. However, Noni by NewAge’s net revenue in the United States increased by 21% for the three months ended September 30, 2020 due to improved social selling tools. For the three months ended September 30, 2019, net revenue in China was favorably impacted by higher net revenue due to a major qualification event. A similar qualification event did not occur for the three months ended September 30, 2020. We expect our consolidated sales levels will continue to be impacted by COVID-19 until a vaccine or other successful mitigation is developed. In addition to the impact of COVID-19, we believe our net revenue in China was negatively impacted by the introduction in May 2020 of a new compensation plan for our IPCs, which typically results in tentative buying patterns until the mechanics of the new plan are fully understood.

Net revenue for the NewAge segment increased by $1.1 million from $15.0 million for the three months ended September 30, 2019 to $16.1 million for the three months ended September 30, 2020. Net revenue for the Divested Businesses decreased by approximately $0.6 million from $3.1 million for the three months ended September 30, 2019 to $2.4 million for the three months ended September 30, 2020. Net revenue for the Retained Businesses increased by $1.8 million from $11.9 million for the three months ended September 30, 2019 to $13.7 million for the three months ended September 30, 2020. The increase in net revenue for the Retained Businesses was primarily attributable to increased net revenue by our DSD business due to new customers and expansion of the product portfolio.

Cost of goods sold. Cost of goods sold decreased from $29.5 million for the three months ended September 30, 2019 to $25.2 million for the three months ended September 30, 2020, a decrease of $4.3 million. For the three months ended September 30, 2020, cost of goods sold decreased by $0.4 million or 4% for the Noni by NewAge segment, and $3.9 million or 22% for the NewAge segment.

The $0.4 million reduction in cost of goods sold for the Noni by NewAge segment was primarily due to reduced sales volume of 15%, and a charge related to the Morinda business combination of $0.4 million for the three months ended September 30, 2019 that did not recur for the three months ended September 30, 2020. The fair value of work-in-process and finished goods inventories on the closing date of the Morinda business combination exceeded the historical carrying value, which represented an element of built-in profit on the closing date that was charged to cost of goods sold as the related inventories were sold in 2019. For the three months ended September 30, 2019, a portion of the closing date inventories was sold, which resulted in a charge to cost of goods sold of approximately $0.4 million. For the three months ended September 30, 2020, we offered our customers additional discounts and promotions which resulted in increases in cost of goods sold as a percentage of net revenue. As a result of these increased discounts and promotions, cost of goods sold for Noni by NewAge decreased by only 4% in comparison to the decrease in net revenue of 15%.

Cost of goods sold for the NewAge segment decreased by $3.9 million from $18.0 million for the three months ended September 30, 2019 to $14.1 million for the three months ended September 30, 2020. Cost of goods sold for the Divested Businesses decreased by approximately $3.8 million from $7.0 million for the three months ended September 30, 2019 to $3.2 million for the three months ended September 30, 2020. This decrease for the three months ended September 30, 2020 was primarily attributable to a decrease in write downs related to excess and obsolete inventories of $1.3 million, and lower product costs associated with a 20% reduction in net revenue for the Divested Businesses. Cost of goods sold for the Retained Businesses decreased by $0.1 million from $11.0 million for the three months ended September 30, 2019 to $10.9 million for the three months ended September 30, 2020. The decrease in cost of goods sold for the Retained Businesses was primarily attributable to a reduction in write-offs related to cost of goods sold variances and excess and obsolete inventories of $0.6 million, partially offset by higher product costs associated with a 15% increase in net revenue.

Gross profit. Gross profit decreased from $40.3 million for the three months ended September 30, 2019 to $37.5 million for the three months ended September 30, 2020, a decrease of $2.8 million or 7%. Consolidated gross margin increased from 58% for the three months ended September 30, 2019 to 60% for the three months ended September 30, 2020. We had a decrease in gross profit of $7.8 million or 18% for the Noni by NewAge segment due to net revenue that decreased by 15%. For the three months ended September 30, 2020, we offered our customers additional discounts and promotions in order to stimulate sales. As a result, our gross margin for the Noni by NewAge segment deceased from 79% for the three months ended September 30, 2019 to 76% for the three months ended September 30, 2020.

For the NewAge segment, we had an increase in gross profit of $5.0 million due to net revenue that increased by $1.1 million and cost of goods sold that decreased by $3.9 million as discussed above. The increase in gross profit of $5.0 million for the NewAge segment was driven by net revenue that increased by 8% whereas cost of goods sold decreased by 22%. Gross margin for the entire NewAge segment increased from a loss of 20% for the three months ended September 30, 2019 to income of 13% for the three months ended September 30, 2020. The Divested Businesses accounted for negative gross profit of approximately $0.8 million and $4.0 million for the three months ended September 30, 2020 and 2019, respectively. The Retained Businesses accounted for gross profit of approximately $1.0 million and gross margin of 8% for the three months ended September 30, 2019, compared to gross profit of $2.8 million and gross margin of 20% for the three months ended September 30, 2020.

Commissions. Commissions were $21.2 million for the three months ended September 30, 2019 compared to $17.5 million for the three months ended September 30, 2020, a decrease of $3.7 million. Substantially all of this reduction was attributable to the Noni by NewAge segment, which decreased from $20.8 million for the three months ended September 30, 2019 to $16.9 million for the three months ended September 30, 2020. The decrease in commissions of $3.9 million for the Noni by NewAge segment was primarily attributable to lower net revenue for the three months ended September 30, 2020. Under Noni by NewAge’s business model, commissions typically range between 37% and 39% of net revenue whereas commissions for the NewAge segment are typically about 3% of net revenue.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased from $26.1 million for the three months ended September 30, 2019 to $28.0 million for the three months ended September 30, 2020, an increase of $1.9 million. This increase in our SG&A expenses was attributable to higher professional fees of $1.5 million, including higher due diligence costs for investigation of acquisition opportunities, severance costs of $1.7 million, occupancy costs of $0.7 million, and communications costs of $0.1 million. These increases in SG&A expense totaled $4.0 million and were partially offset by decreases in marketing costs of $0.8 million, a decrease in cash-based compensation and benefits of $0.9 million, primarily due to savings from the restructuring plans discussed below, travel costs of $0.3 million, and credit card transaction fees of $0.1 million.

During the fourth quarter of 2019 and the first quarter of 2020, we incurred increased compensation and benefits for newly-hired executives and employees engaged in marketing initiatives, whereby no compensation was incurred for these employees for the three months ended September 30, 2019. The increase in compensation and benefits related to these employees was offset by savings from the restructuring plans discussed below, resulting in a net decrease in cash-based compensation and benefits of $0.9 million for the three months ended September 30, 2020. In August 2020, we initiated a restructuring plan that resulted in the termination of approximately 50 employees. Total severance costs of $1.7 million were incurred under this restructuring plan for the three months ended September 30, 2020. When combined with an earlier restructuring plan initiated in April 2020 that resulted in termination of approximately 100 employees, the annualized compensation cost for all 150 employees amounts to approximately $9.6 million. In addition, the Divested Businesses accounted for approximately $1.3 million and $1.1 million of our SG&A for the three months ended September 30, 2020 and 2019, respectively.

Gain from change in fair value of earnout obligations. In connection with the Morinda business combination that closed in December 2018, we were obligated to make an earnout payment referred to as a Milestone Dividend up to an aggregate of $15.0 million if the Adjusted EBITDA of Morinda was at least $20.0 million for the year ended December 31, 2019. The estimated fair value of the Milestone Dividend decreased from $6.4 million as of June 30, 2019 to approximately $0.2 million as of September 30, 2019. This reduction in the fair value of the Milestone Dividend resulted in a gain of approximately $6.2 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, we did not have any gain or loss on the change in fair value of earnout obligations.

Loss on disposal of Divested Businesses. On September 24, 2020, we sold our BWR subsidiary and substantially all U.S. retail brands and recognized a loss of $3.4 million. These businesses also incurred combined operating losses of $2.1 million and $5.6 million for the three months ended September 30, 2020 and 2019, respectively.

Depreciation and amortization expense. Depreciation and amortization expense included in operating expenses decreased from $2.2 million for the three months ended September 30, 2019 to $1.8 million for the three months ended September 30, 2020, a decrease of $0.4 million. This decrease was primarily attributable to impairment charges of $21.7 million recorded in December 2019 that eliminated the net carrying value of substantially all of the intangible assets of the NewAge segment.

Interest expense. Interest expense decreased by $0.2 million from $0.7 million for the three months ended September 30, 2019 to $0.5 million for the three months ended September 30, 2020. For the three months ended September 30, 2020, interest expense of $0.5 million was attributable to (i) interest expense based on the contractual rates under the EWB Credit Facility of $0.2 million based on a weighted average interest rate of 5.3% and weighted average borrowings outstanding of $14.0 million, (ii) accretion of discount and amortization of debt issuance costs for a total of $0.2 million related to the Morinda business combination liabilities and the EWB Credit Facility, (iii) imputed interest expense of $0.1 million related to our deferred lease financing obligation. Based on the 1.0% contractual rate, interest expense related to our PPP Loan amounted to approximately $14,000 for the three months ended September 30, 2020.

For the three months ended September 30, 2019, interest expense of $0.7 million was attributable to (i) interest expense under the EWB Credit Facility of $0.2 million based on a weighted average interest rate of 5.3% and weighted average borrowings outstanding of $15.2 million, (ii) accretion of discount for an aggregate of $0.2 million related to the Morinda business combination liabilities and the EWB Credit Facility, and (iii) imputed interest expense of $0.1 million related to our deferred lease financing obligation, and (iv) cash settlements under our interest rate swap agreement, unused line fees and other interest charges of $0.2 million.

Interest and other income (expense), net. For the three months ended September 30, 2020, we had interest and other income (expense), net that resulted in income of $0.3 million compared to expense of $48,000 for the three months ended September 30, 2019. Interest and other income (expense), net for the three months ended September 30, 2020 consisted of foreign exchange gains of $0.2 million and interest income of $0.1 million.

Income tax expense. For the three months ended September 30, 2020, we recognized income tax expense of $0.6 million, which consisted of foreign income taxes associated with profitable foreign markets. For the three months ended September 30, 2019, we recognized income tax expense of $6.7 million, which consisted of foreign tax expense of $2.2 million, and the establishment of a domestic valuation allowance of $4.9 million. The valuation allowance was partially offset by $0.4 million related to the acquisition of BWR.

Nine months ended September 30, 2020 and 2019

Our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019 are presented below (dollars in thousands):

	2020	2019	Change	Percent

Net revenue	$189,049	$194,483	$(5,434)	(3)%
Cost of goods sold	71,952	73,962	(2,010)	(3)%

Gross profit	117,097	120,521	(3,424)	(3)%
Gross margin	62%	62%

Operating expenses:
Commissions	55,378	58,830	(3,452)	(6)%
Selling, general and administrative	84,868	81,121	3,747	5%
Gain from change in fair value of earnout obligations	-	(12,909)	12,909	(100)%
Loss on disposal of Divested Businesses	3,446	-	3,446	n/a
Impairment of right-of-use assets	400	1,500	(1,100)	(73)%
Depreciation and amortization expense	5,293	6,494	(1,201)	(18)%

Total operating expenses	149,385	135,036	14,349	11%

Operating loss	(32,288)	(14,515)	(17,773)	122%

Non-operating income (expense):
Interest expense	(1,693)	(3,129)	1,436	(46)%
Gain (loss) from sale of property and equipment	(128)	6,357	(6,485)	(102)%
Gain (loss) from change in fair value of derivatives	(392)	304	(696)	(229)%
Interest and other income (expense), net	1,082	(233)	1,315	(564)%

Loss before income taxes	(33,419)	(11,216)	(22,203)	198%
Income tax expense	(1,886)	(12,768)	10,882	(85)%

Net loss	$(35,305)	$(23,984)	$(11,321)	47%

The Divested Businesses were components of our NewAge segment and are included in the unaudited condensed consolidated statements of operations shown above. Presented below is a summary of the combined results of operations of the Divested Businesses for the period from January 1, 2020 until they were sold on September 24, 2020, and for the nine months ended September 30, 2019 (in thousands):

	2020	2019

Net revenue	$9,603	$7,120
Cost of goods sold	10,975	14,048
Gross loss	(1,372)	(6,928)

Operating expenses:
Commissions	125	67
Selling, general and administrative	5,772	1,790
Depreciation and amortization expense	85	1,168

Net loss	$(7,354)	$(9,953)

Presented below is our net revenue, cost of goods sold, gross profit (loss) and gross margin by segment for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Noni by NewAge Segment				NewAge Segment
	2020	2019	Change	Percent	2020	2019	Change	Percent

Net revenue	$143,556	$155,125	$(11,569)	(7)%	$45,493	$39,358	$6,135	16%
Cost of goods sold	32,582	33,663	(1,081)	(3)%	39,370	40,299	(929)	(2)%

Gross profit (loss)	$110,974	$121,462	$(10,488)	(9)%	$6,123	$(941)	$7,064	(751)%
Gross margin	77%	78%			13%	(2)%

Please refer to the captions below for further discussion with respect to our net revenue, cost of goods sold, gross profit and gross margin by segment, including the results of operations of the Divested Businesses and the Retained Businesses of the NewAge segment.

Net Revenue. Net revenue decreased from $194.5 million for the nine months ended September 30, 2019 to $189.1 million for the nine months ended September 30, 2020, a decrease of $5.4 million or 3%. For the nine months ended September 30, 2020, the decrease in net revenue was primarily attributable to a decrease in net revenue of $11.6 million for the Noni by NewAge segment, partially offset by an increase in net revenue of $6.1 million for the NewAge segment.

Net revenue for the Noni by NewAge segment decreased by $11.6 million from $155.1 million for the nine months ended September 30, 2019 to $143.6 million for the nine months ended September 30, 2020. We believe the decrease in net revenue for the Noni by NewAge segment was primarily caused by lower quantities of products purchased by consumers during the COVID-19 pandemic and the related Orders that were in effect beginning in March 2020. Our direct-to-consumer selling model typically relies heavily on the use of our IPC sales force in close contact with our customers. However, the COVID-19 pandemic required alternative selling approaches, such as through social media, which is less effective than in-person selling in certain regions. As a result, Noni by NewAge’s net revenue decreased by 17% in China, 4% in Japan, and 12% in all other foreign countries as a group. However, Noni by NewAge’s net revenue in the United States increased by 9% for the nine months ended September 30, 2020. In addition to the impact of COVID-19, we believe our net revenue in China was negatively impacted by the introduction in May 2020 of a new compensation plan for our IPCs, which typically results in tentative buying patterns until the mechanics of the new plan are fully understood.

Net revenue for the NewAge segment increased by $6.1 million from $39.4 million for the nine months ended September 30, 2019 to $45.5 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2020, net revenue for the Divested Businesses increased by approximately $2.5 million from $7.1 million for the nine months ended September 30, 2019 to $9.6 million for the nine months ended September 30, 2020. This increase in net revenue for the Divested Businesses was due to a $6.7 million increase in net revenue related to BWR that was acquired in July 2019, partially offset by a reduction of $4.2 million in net revenue related to our U.S. retail brands. Net revenue for the Retained Businesses increased by $3.7 million from $32.2 million for the nine months ended September 30, 2019 to $35.9 million for the nine months ended September 30, 2020. The increase in net revenue for the Retained Businesses was primarily attributable to increased net revenue by our DSD business due to new customers and expansion of the product portfolio.

Cost of goods sold. Cost of goods sold decreased from $74.0 million for the nine months ended September 30, 2019 to $72.0 million for the nine months ended September 30, 2020, a decrease of $2.0 million. For the nine months ended September 30, 2020, $1.1 million of this decrease was attributable to the Noni by NewAge segment and $0.9 million was attributable to the NewAge segment.

The $1.1 million reduction in cost of goods sold for the Noni by NewAge segment represents a reduction of 3% for the nine months ended September 30, 2020. For the nine months ended September 30, 2020, the Noni by NewAge segment recognized an increase in excess and obsolete and other inventory variances of $0.9 million compared to the nine months ended September 30, 2019. For the nine months ended September 30, 2019, the Noni by NewAge segment also had a non-recurring charge to cost of goods sold of $2.1 million that related to the sale of inventories acquired as part of the Morinda business combination that closed in December 2018. The fair value of work-in-process and finished goods inventories on the closing date of the Morinda business combination exceeded the historical carrying value, which represented an element of built-in profit on the closing date that was charged to cost of goods sold as the related inventories were sold for the nine months ended September 30, 2019. In order to partially mitigate the effects of COVID-19 for the nine months ended September 30, 2020, we offered additional discounts and promotions that are reflected in cost of goods sold. The effects of these higher discounts and promotions compared to the nine months ended September 30, 2019 contributed to a smaller decrease in cost of goods sold of 3%, whereas net revenue for Noni by NewAge decreased by 7%.

Cost of goods sold for the NewAge segment decreased by $0.9 million from $40.3 million for the nine months ended September 30, 2019 to $39.4 million for the nine months ended September 30, 2020. Cost of goods sold for the Divested Businesses decreased by approximately $3.0 million from $14.0 million for the nine months ended September 30, 2019 to $11.0 million for the nine months ended September 30, 2020. This decrease was primarily attributable to a reduction in write-offs related to cost of goods sold variances and excess and obsolete inventories of $3.2 million, partially offset by higher product costs associated with a 35% increase in net revenue for the Divested Businesses. Cost of goods sold for the Retained Businesses increased by $2.1 million or 8%, from $26.3 million for the nine months ended September 30, 2019 to $28.4 million for the nine months ended September 30, 2020. The increase in cost of goods sold for the Retained Businesses was primarily attributable to higher product costs associated with an 11% increase in net revenue.

Gross profit. Gross profit decreased from $120.5 million for the nine months ended September 30, 2019 to $117.1 million for the nine months ended September 30, 2020, a decrease of $3.4 million or 3%. This decrease in gross profit was attributable to the Noni by NewAge segment that decreased by $10.5 million or 9%, partially offset by an improvement in gross profit for the NewAge segment of $7.1 million. The reduction in gross profit and gross margin for the Noni by NewAge segment was due to a 7% reduction in net revenue due to the COVID-19 pandemic in combination with a 3% decrease in cost of goods sold due to our increased use of discounts and promotions.

The NewAge segment accounted for an increase in gross profit of $7.1 million, driven by net revenue that increased by 16% whereas cost of goods sold decreased by 2%. The Divested Businesses accounted for approximately $1.4 million and $6.9 million of negative gross profit for the nine months ended September 30, 2020 and 2019, respectively. The Retained Businesses accounted for gross profit of approximately $6.0 million and gross margin of 19% for the nine months ended September 30, 2019, compared to gross profit of $7.5 million and gross margin of 21% for the nine months ended September 30, 2020.

For the nine months ended September 30, 2020 and 2019, consolidated gross margin was unchanged at approximately 62%. Gross margin for the Noni by NewAge segment declined by 1%, whereas gross margin for the NewAge segment increased from negative 2% for the nine months ended September 30, 2019 to 13% for the nine months ended September 30, 2020.

Commissions. Commissions were $58.8 million for the nine months ended September 30, 2019 compared to $55.4 million for the nine months ended September 30, 2020, a decrease of $3.5 million. For the nine months ended September 30, 2020, commissions for the Noni by NewAge segment decreased by $3.9 million or 7% that was consistent with the 7% decrease in net revenue discussed above. This decrease was partially offset by higher commissions related to the NewAge segment of $0.4 million that was associated with increased net revenue for that segment.

Selling, general and administrative expenses. SG&A expenses increased from $81.1 million for the nine months ended September 30, 2019 to $84.9 million for the nine months ended September 30, 2020, an increase of $3.8 million. This increase was comprised of (i) professional fees of $4.1 million that was driven by higher auditing, consulting costs and legal fees and higher due diligence costs for investigation of acquisition opportunities, (ii) severance costs of $2.6 million, (iii) an increase in general business expenses of $1.1 million that was partially driven by higher director and officer insurance costs in 2020, (iv) an increase in cash-based compensation and benefits of $0.4 million, and (iv) communications expense of $0.2 million. These increases in SG&A expense totaled $8.4 million and were partially offset by reductions in stock-based compensation expense of $1.8 million, occupancy costs of $1.1 million, marketing costs of $1.2 million, and travel costs of $0.5 million. For the nine months ended September 30, 2020, cash-based compensation and benefits increased due to (i) BWR being included in our results for nearly nine months in 2020 and less than three months in 2019, (ii) increased compensation and benefits for newly-hired executives and employees engaged in marketing initiatives that were hired in the fourth quarter of 2019 and the first quarter of 2020, whereas no compensation was incurred in 2019 for these employees. These increases were partially offset by savings from the restructuring plans initiated in April and August 2020, resulting in a net increase in cash-based compensation and benefits of $0.4 million for the nine months ended September 30, 2020.

We incurred severance costs of $2.6 million in connection with restructuring plans initiated in April and August 2020 that resulted in the termination of approximately 150 employees. The annualized compensation cost for these terminated employees amounted to $9.6 million. In addition, the Divested Businesses accounted for approximately $5.8 million and $1.8 million of our SG&A for the nine months ended September 30, 2020 and 2019, respectively. Accordingly, we expect our SG&A expenses will decrease in future periods.

Gain from change in fair value of earnout obligations. In connection with the Morinda business combination, we were obligated to make an earnout payment referred to as a Milestone Dividend up to an aggregate of $15.0 million if the Adjusted EBITDA of Morinda was at least $20.0 million for the year ended December 31, 2019. The estimated fair value of the Milestone Dividend decreased by approximately $12.9 million from $13.1 million as of December 31, 2018 to approximately $0.2 million as of September 30, 2019. This reduction in the fair value of the Milestone Dividend resulted in a gain of approximately $12.9 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, we did not have any gain or loss on the change in fair value of earnout obligations.

Loss on disposal of Divested Businesses. On September 24, 2020, we sold our BWR subsidiary and substantially all U.S. retail brands and recognized a loss of $3.4 million. These businesses incurred combined operating losses of $7.4 million and $9.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Impairment expense. Impairment expense related to right-of-use (“ROU”) assets decreased from $1.5 million for the nine months ended September 30, 2019 to $0.4 million for the nine months ended September 30, 2020, a decrease of $1.1 million. In June 2019, we began attempting to sublease a portion of our ROU assets previously used for warehouse space that were no longer needed for current operations. As a result, an impairment evaluation was completed that resulted in an impairment charge of $1.5 million for the nine months ended September 30, 2019. This evaluation was based on the expected time to obtain a suitable subtenant and current market rates for similar commercial properties. As of September 30, 2020, we are continuing our efforts to obtain a subtenant for this space. Due to longer than expected timing to obtain a subtenant that we believe was at least partially attributable to the economic shut down related to COVID-19, we completed an updated impairment evaluation that resulted in an additional impairment charge of $0.4 million for the nine months ended September 30, 2020. It is possible that further impairment charges will be incurred if we are not able to locate a subtenant in the next several months, or if the sublease terms are less favorable than our current expectations.

Depreciation and amortization expense. Depreciation and amortization expense included in operating expenses decreased from $6.5 million for the nine months ended September 30, 2019 to $5.3 million for the nine months ended September 30, 2020, a decrease of $1.2 million. This decrease was primarily attributable to impairment charges of $21.7 million recorded in December 2019 that eliminated the net carrying value of substantially all of the intangible assets of the NewAge segment.

Interest expense. Interest expense decreased from $3.1 million for the nine months ended September 30, 2019 to $1.7 million for the nine months ended September 30, 2020, a decrease of $1.4 million. For the nine months ended September 30, 2020, interest expense of $1.7 million was attributable to (i) interest expense based on the contractual rates under the EWB Credit Facility of $0.6 million based on a weighted average interest rate of 5.3% and weighted average borrowings outstanding of $14.3 million for the nine months ended September 30, 2020, (ii) accretion of discount for a total of $0.6 million related to the Morinda business combination liabilities and the EWB Credit Facility, (iii) imputed interest expense of $0.5 million related to our deferred lease financing obligation. Based on the 1.0% contractual rate, interest expense related to our PPP Loan amounted to approximately $32,000 for the nine months ended September 30, 2020.

For the nine months ended September 30, 2019, interest expense of $3.1 million was primarily attributable to (i) termination of the revolving credit facility with Siena Lending Group LLC (the “Siena Revolver”) which resulted in a make-whole prepayment penalty of $0.5 million, (ii) accretion of discount and write-off of debt issuance costs of $0.5 million related to the Siena Revolver, (iii) accretion of discount of $1.2 million related to the Morinda business combination liabilities and the EWB Credit Facility, (iv) imputed interest expense of $0.3 million related to our deferred lease financing obligation, and (v) interest expense under the EWB Credit Facility of $0.4 million based on a weighted average interest rate of 5.4% and weighted average borrowings outstanding of $10.7 million for the nine months ended September 30, 2019.

Gain (loss) from sale of property and equipment. On March 22, 2019, we entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.0 million of the land and building in Tokyo that serves as the corporate headquarters of our Japanese subsidiary. Concurrently with the sale, we entered into a lease of this property for an expected term of 20 years with an extension option for an additional seven years. The sale of this property resulted in a gain of $24.1 million. We determined that $17.6 million of the gain was the result of above-market rent inherent in the leaseback arrangement. This portion of the gain is being accounted for as a lease financing obligation whereby the gain will result in a reduction of rent expense of approximately $0.9 million per year over the 20-year lease term. The remainder of the gain of $6.4 million was attributable to the highly competitive process among the entities that bid to purchase the property and, accordingly, was recognized as a gain in our condensed consolidated statements of operations for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, a loss of $0.1 million was recognized due to the sale of equipment.

Gain (loss) on change in fair value of derivatives. For the nine months ended September 30, 2020, we recognized a loss from the change in fair value of derivatives of $0.4 million whereas we recognized a gain of $0.3 million for the nine months ended September 30, 2019. In July 2019, we entered into an interest rate swap agreement with EWB. This swap agreement provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. For the nine months ended September 30, 2020, we had an unrealized loss of $0.3 million from this interest rate swap agreement due to a decline in interest rates, and a loss of $0.1 million related to an embedded derivative in our EWC Credit Facility. For the nine months ended September 30, 2019, we recognized a gain of $0.5 million from the change in fair value of embedded derivatives related to the Siena Revolver that was terminated in March 2019, partially offset by an unrealized loss from our interest rate swap agreement of approximately $0.2 million.

Interest and other income (expense), net. Interest and other income (expense), net amounted to income of $1.1 million for the nine months ended September 30, 2020 and a net expense of $0.2 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, other income was primarily comprised of foreign exchange gains of $0.7 million and interest income of $0.2 million. For the nine months ended September 30, 2019, we incurred other debt financing expenses related to the Siena Revolver of $0.2 million.

Income tax expense. For the nine months ended September 30, 2020, we recognized income tax expense of $1.9 million, which primarily consisted of foreign income taxes associated with profitable foreign markets. Due to the establishment of a valuation allowance applied against our domestic net deferred tax assets, we did not recognize a domestic income tax benefit for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, we recognized income tax expense of $12.8 million, which consisted of the establishment of a valuation allowance for $8.3 million and foreign income tax expense of $4.9 million. The valuation allowance for the nine months ended September 30, 2019 was partially offset by $0.4 million from the acquisition of BWR.

Liquidity and Capital Resources

Overview

As of September 30, 2020, we had cash and cash equivalents of $26.9 million and working capital of $21.3 million. For the nine months ended September 30, 2020, we incurred a net loss of $35.3 million and we used cash in our operating activities of $29.9 million. For the nine months ended September 30, 2020, approximately $13.1 million of our cash used in operating activities was attributable to March 2020 income tax payments related to the sale leaseback of our Tokyo, Japan land and building that was entered into in March 2019. As of September 30, 2020, we have debt and lease obligations due during the 12-months ending September 30, 2021 that include operating lease payments of $8.3 million and principal payments under the EWB Credit Facility of $1.5 million (which will be paid from our restricted cash deposits).

We entered into the third amendment and waiver (the “Third Amendment”) to the EWB Credit Facility on March 13, 2020. Beginning in March 2020, the Third Amendment required us to deposit an initial amount of $15.1 million in restricted cash balances with EWB, which was reduced to $14.1 million as of September 30, 2020. In addition, for any future amounts borrowed under the EWB Revolver, we are required to increase restricted cash deposits by the corresponding amount of the borrowings. The Third Amendment required equity infusions of at least $15.0 million for the first six months of 2020. We complied with this requirement through the sale of 16.1 million shares of Common Stock for gross proceeds of $25.8 million through June 30, 2020 under our ATM Agreement.

On July 6, 2020, we entered into the Fourth Amendment (the “Fourth Amendment”) to the EWB Credit Facility. The Fourth Amendment reduced the amount of restricted cash that we are required to maintain in China with a corresponding increase in restricted cash in the United States. The Fourth Amendment also permitted our repurchase of shares of our Common Stock valued at approximately $1.2 million in July 2020, with a corresponding increase in required cash equity infusions from $30.0 million to approximately $31.2 million by December 31, 2020. After deducting gross proceeds of $25.8 million received for the nine months ended September 30, 2020, remaining gross equity infusions of $5.4 million are required by December 31, 2020.

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

On September 30, 2020, we entered into the Amended Merger Agreement discussed below under Ariix Merger Agreement. Under the Amended Merger Agreement, on the closing date we will be required to make a cash payment of $20.0 million and issue 19.0 million shares of Common Stock. Subsequent to the closing date, we will be required to transfer additional cash or equity consideration up to $173.3 million. Subject to approval by our stockholders, we may be able to settle all or part of the post-closing consideration by issuing shares of our Common Stock. In order to fund the required $20.0 million cash payment due on the closing date, we are currently evaluating various alternatives, including refinancing of our EWB Credit Facility with a third party lender, which would give us the ability to pay off the EWB facility in full and make the $20.0 closing cash payment to the Ariix stockholders.

We believe our existing cash and cash equivalents of $26.9 million combined with expected future equity net offering proceeds under the ATM Agreement, the potential refinancing of our EWB Credit Facility, and future cash expected to be generated from operations, will be sufficient to fund business combination payments, debt and lease obligations, and working capital requirements for the next 12 months. There are no assurances that we will be able to obtain additional funding by refinancing the EWB Credit Facility, equity offerings, including under the ATM Agreement, and debt financings in the future. Even if these financing sources are available, they may be on terms that are not acceptable to our board of directors and stockholders. Accordingly, we may not be able to effect the closing of the Acquisition of Ariix.

Please refer to the following sections for further discussion of the terms of the EWB Credit Facility, the ATM Agreement, the Amended Merger Agreement, and the PPP Loan.

East West Bank Credit Facility

On March 29, 2019, we entered into a credit facility with East West Bank (the “EWB Credit Facility”). The EWB Credit Facility matures on March 29, 2023 (the “Maturity Date”) and provides for (i) a term loan in the initial principal amount of $15.0 million (the “EWB Term Loan”) and (ii) a $10.0 million revolving loan agreement (the “EWB Revolver”). As of September 30, 2020, we had outstanding borrowings of $13.6 million under the EWB Term Loan and no borrowings were outstanding under the EWB Revolver. Our obligations under the EWB Credit Facility are secured by substantially all of our assets and guaranteed by certain of our subsidiaries.

Borrowings outstanding under the EWB Credit Facility initially provided for interest at the prime rate plus 0.50%. As of December 31, 2019, the prime rate was 4.75% and the contractual rate applicable to outstanding borrowings under the EWB Credit Facility was 5.25%. Pursuant to the Third Amendment, the interest rate applicable to outstanding borrowings under the EWB Credit Facility increased from 0.5% to 2.0% in excess of the prime rate beginning on March 13, 2020. As of September 30, 2020, the prime rate was 3.25% and the contractual rate applicable to outstanding borrowings under the EWB Credit Facility was 5.25%. Payments under the EWB Term Loan were interest-only through September 30, 2019, followed by monthly principal payments of $125,000 plus interest through the stated maturity date of the EWB Term Loan. We may elect to prepay the EWB Term Loan before the Maturity Date on 10 business days’ notice to EWB subject to a prepayment fee of 1.0% of the principal balance of the EWB Term Loan for any prepayment through March 29, 2021. In the event the EWB Revolver is terminated prior to the Maturity Date, we would be required to pay an early termination fee in the amount of 0.50% of the revolving line. The EWB Revolver also provides for an unused line fee equal to 0.50% per annum of the undrawn portion.

The EWB Credit Facility requires compliance with certain financial and restrictive covenants and includes customary events of default. Key financial covenants include maintenance of minimum Adjusted EBITDA and a maximum Total Leverage Ratio (all as defined and set forth in the EWB Credit Facility). Under the Third Amendment, EWB waived all financial covenants for the 12-month period ended December 31, 2019. In addition, less stringent requirements will be applicable for future compliance with the minimum Adjusted EBITDA covenant, the maximum Total Leverage Ratio, and the Fixed Charge Coverage Ratio. Additionally, compliance with the maximum Total Leverage Ratio and the Fixed Charge Coverage Ratio (each as defined in the EWB Credit Facility) have been delayed until June 30, 2021. Finally, the existing provisions related to “equity cures” that may be employed to maintain compliance with financial covenants were increased from $5.0 million to $15.0 million for the year ending December 31, 2020, and $10.0 million per year for each calendar year thereafter. Pursuant to the Third Amendment we are required to maintain restricted cash deposits as collateral, of which $12.6 million is classified in long-term assets and $1.5 million is classified in current assets as of September 30, 2020.

As of September 30, 2020, we were not in compliance with the minimum Adjusted EBITDA covenant under the EWB Credit Facility. On November 5, 2020, we entered into a Fifth Amendment and Waiver (the “Fifth Amendment”) to the EWB Credit Facility. Under the Fifth Amendment, EWB waived non-compliance by us due to our inability to achieve Adjusted EBITDA of at least $4.0 million for the three months ended September 30, 2020, and any default that may have occurred as a result thereof. The Fifth Amendment also removed the requirement to comply with the minimum Adjusted EBITDA financial covenant in future periods.

At the Market Offering Agreement

On April 30, 2019, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”), under which we may offer and sell from time to time up to an aggregate of $100 million in shares of our Common Stock (the “Placement Shares”), through the Agent. We have no obligation to sell any of the Placement Shares under the ATM Agreement. We intend to use the net proceeds from the offering for general corporate purposes, including working capital. For the nine months ended September 30, 2020, we sold an aggregate of approximately 16.1 million shares of Common Stock for gross proceeds of approximately $25.8 million. Total commissions and other offering costs deducted from the proceeds were $0.8 million resulting in net proceeds of $25.0 million.

Under the ATM Agreement, we agreed to pay the Agent a commission equal to 3% of the gross proceeds from the gross sales price of the Placement Shares up to $30.0 million, and 2.5% of the gross proceeds from the gross sales price of the Placement Shares in excess of $30.0 million. Through September 30, 2020, the cumulative gross proceeds totaled $46.5 million and all future commissions are at 2.5% of the gross proceeds. On May 8, 2020, the ATM Agreement was amended and restated to eliminate the previous termination date of April 30, 2020. As amended and restated, the ATM Agreement will terminate (i) when all of the Placement Shares have been sold, (ii) if we elect to terminate upon five business days’ notice to the Agent, (iii) at any time by the Agent, or (iv) by the mutual agreement of the parties.

Ariix Merger Agreement

On September 30, 2020, we entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”), by and among us, Ariel Merger Sub, LLC (“Merger Sub”), Ariel Merger Sub 2, LLC (“Merger Sub 2”), Ariix, LLC, certain members of Ariix (the “Sellers”), and the principal shareholder of Ariix who serves as sellers agent (the “Sellers’ Agent”), pursuant to which we agreed to acquire Ariix, which owns five brands in the e-commerce and direct selling channels (the “Acquisition”). The Amended Merger Agreement requires completion of an audit of Ariix’s financial statements for its last two fiscal years and contains customary representations, warranties, covenants and indemnities by the parties to such agreement and is subject to customary closing conditions, including, among other things, (i) the receipt of regulatory approvals, including applicable antitrust approvals, (ii) the accuracy of the respective parties’ representations and warranties, and (iii) material compliance by the parties with their respective covenants and obligations. In addition, the Amended Merger Agreement contains certain termination rights, including by us or the Sellers’ Agent in the event the closing has not occurred by November 30, 2020 (the “Outside Date”). Pursuant to the Amended Merger Agreement, on the closing date (the “Closing Date”), Ariix will merge with Merger Sub, with Ariix as the surviving entity and be a wholly-owned subsidiary of us. Subsequently, Ariix will merge with and into Merger Sub 2, which will remain as a wholly-owned subsidiary of us.

On the Closing Date, we will be required to pay the Sellers $20.0 million in cash and issue 19.0 million shares of Common Stock. On the six-month anniversary of the Closing Date, we will be required to either pay $10.0 million in cash or issue shares of Common Stock with a value of $10.0 million. Upon receipt of stockholder approval, we will also be required to issue up to 37.1 million shares of Common Stock as follows (in thousands):

Timing of Contingent Share Issuances

30 days after stockholder approval:
Sellers Agent	7,000
Ariix employee severance consideration	1,667
Closing Date Anniversary:
12 Months	25,500
14 Months	2,900

Total	37,067

If we fail to receive stockholder approval for the issuance of up to 37.1 million shares at up to three stockholder meetings held for the purpose of obtaining such approval, we will be required to pay up to $163.3 million in cash, consisting of approximately $141.0 million to the members of Ariix, $12.3 million to the Sellers’ Agent, and up to $10.0 million for severance payments. The cash payments to the members of Ariix and the Sellers’ Agent would be payable within 90 days of the third stockholders’ meeting. The number of shares of Common Stock issuable, or cash payable, is subject to adjustment based on the working capital of Ariix at the Closing Date.

PPP Loan

On April 14, 2020, we entered into the PPP Loan with EWB in an aggregate principal amount of approximately $6.9 million. The PPP Loan bears interest at a fixed rate of 1.0% per annum and provides for no principal payments until the maturity date in April 2022. The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration. We intend to apply to the lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by us during the permitted period beginning on April 10, 2020, calculated in accordance with the terms of the CARES Act. Our eligibility for the PPP Loan, expenditures that qualify toward forgiveness, and the final balance of the PPP Loan that the lender may approve for forgiveness are subject to audit and final approval by the SBA. To the extent that all or part of the PPP Loan is not forgiven, we will be required to pay interest at 1.0%, whereby all accrued interest and principal will be payable on the maturity date in April 2022. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loan may be accelerated upon the occurrence of an event of default, including if the SBA subsequently reaches an audit determination that we do not meet the eligibility criteria.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	2020	2019	Change

Net cash provided by (used in):
Operating activities	$(29,853)	$(20,941)	$(8,912)
Investing activities	(2,746)	32,210	(34,956)
Financing activities	13,506	13,327	179

Cash Flows Provided by Operating Activities

For the nine months ended September 30, 2020 and 2019, net cash used in operating activities amounted to $29.9 million and $20.9 million, respectively. The key components in the calculation of our net cash used in operating activities for the nine months ended September 30, 2020 and 2019, are as follows (in thousands):

	2020	2019	Change

Net loss	$(35,305)	$(23,984)	$(11,321)
Non-cash expenses	17,268	20,771	(3,503)
Loss (gain) from change in fair value of derivatives	392	(304)	696
Loss (gain) from sale of property and equipment	128	(6,360)	6,488
Deferred income tax benefit	(442)	(4,919)	4,477
Gain from change in fair value of earnout obligations	-	(12,909)	12,909
Changes in operating assets and liabilities, net	(11,894)	6,764	(18,658)

Total	$(29,853)	$(20,941)	$(8,912)

Nine months ended September 30, 2020. For the nine months ended September 30, 2020, non-cash expenses partially mitigated the impact of our net loss by $17.3 million. These non-cash expenses included (i) depreciation and amortization expense of $5.6 million, (ii) non-cash lease expense of $3.9 million, (iii) stock-based compensation expense of $3.4 million, (iv) loss on disposal of the Divested Businesses of $3.4 million, (v) accretion and amortization of debt discount and issuance costs of $0.4 million, and (v) impairment of right-of-use lease assets of $0.4 million.

For the nine months ended September 30, 2020, changes in operating assets and liabilities used $11.9 million of operating cash flows. The primary use of operating cash flows for the nine months ended September 30, 2020 was due to (i) a reduction in other accrued liabilities of $13.7 million, (ii) an increase in accounts receivable of $0.9 million, and (iii) a decrease in accounts payable of $0.5 million. These changes that used operating cash flow totaled $15.1 million and were partially offset by changes in operating assets and liabilities that increased our operating cash flows, including a decrease in inventories of $2.7 million, and a reduction in prepaid expenses, deposits and other assets of $0.5 million. The $13.7 million decrease in other accrued liabilities was primarily attributable to payment of income tax liabilities of $13.1 million in March 2020 that arose from the sale of our land and building in Tokyo, Japan in March 2019 as discussed below.

Nine months ended September 30, 2019. For the nine months ended September 30, 2019, non-cash expenses partially mitigated the impact of our net loss by $20.8 million. These non-cash expenses included (i) depreciation and amortization expense of $6.8 million, (ii) stock-based compensation expense of $5.3 million, (iii) non-cash lease expense of $4.9 million, (iv) impairment of ROU lease assets of $1.5 million, (v) accretion and amortization of debt discount and issuance costs of $1.8 million, and (vi) make-whole premium of $0.5 million. These non-cash expenses total $20.8 million and were partially offset by a deferred income tax benefit of $4.9 million, and a gain from changes in fair value of earnout obligations of $12.9 million, a gain from the sale of property and equipment of $6.4 million, and a gain from changes in fair value of derivatives for $0.3 million.

For the nine months ended September 30, 2019, changes in operating assets and liabilities provided $6.8 million of operating cash flows. Changes that increased operating cash flows include (i) a net increase in accounts payable and accrued liabilities of $10.7 million that was driven by the increase in income taxes payable related to the gain on sale of our building in Japan in March 2019, and (ii) a reduction in inventories of $1.2 million. These increases in operating cash flow totaled $11.9 million and were partially offset by reductions in operating cash flow of $1.9 million due to an increase in our trade receivables, and $3.2 million for higher cash payments related to prepaid expenses, deposits and other assets.

Cash Flows from Investing Activities

Our investing activities used net cash flows of $2.7 million for the nine months ended September 30, 2020, as compared to net cash generated from investing activities of $32.2 million for the nine months ended September 30, 2019.

Nine months ended September 30, 2020. For the nine months ended September 30, 2020, we used cash flows of $2.7 million related to our investing activities. This amount consisted of cash payments for capital expenditures of $2.1 million and approximately $1.3 million advanced as a portion of the consideration for a $2.5 million promissory note receivable from BWR. These cash payments totaled $3.4 million and were partially offset by cash received of $0.4 million in connection with our disposal of the Divested Businesses and proceeds from the sale of equipment of $0.2 million. Our capital expenditures consisted of $1.9 million in our Noni by NewAge segment and $0.2 million in our NewAge segment.

Nine months ended September 30, 2019. For the nine months ended September 30, 2019, cash provided by investing activities of $32.2 million was primarily driven by the sale leaseback of our land and building in Tokyo in March 2019. The gross selling price was $57.1 million. After deducting commissions and other selling expenses of $1.9 million, the net proceeds amounted to $55.2 million. The net proceeds attributable to investing activities included $35.9 million that was attributable to the sale of the property, and $1.7 million that was designated to fund future repair obligations for a total of $37.6 million. The remainder of the net proceeds of $17.6 million was a financial inducement to enter into a 20-year operating lease as discussed under Cash Flows from Financing Activities.

Investing cash outflows for the nine months ended September 30, 2019 included (i) capital expenditures for property and equipment of $2.6 million, (ii) a security deposit of $1.8 million withheld by the purchaser in the sale leaseback, and (iii) a loan receivable related to our July 2019 business combination with BWR for $1.0 million. Our capital expenditures included equipment for our Noni by NewAge segment of $1.1 million, and $1.5 million for our New Age segment that consisted of leasehold improvements related to a new distribution facility, and transportation, furniture and office equipment.

Cash Flows from Financing Activities

Our financing activities generated net cash flows of $13.5 million for the nine months ended September 30, 2020, as compared to $13.3 million for the nine months ended September 30, 2019.

Nine months ended September 30, 2020. For the nine months ended September 30, 2020, the principal source of cash from our financing activities consisted of net cash proceeds of $25.1 million from the issuance of approximately 16.1 million shares of Common Stock pursuant to the ATM Agreement, and cash proceeds of $6.9 million under the PPP Loan. For the nine months ended September 30, 2020, our cash outflows included principal repayments under the EWB Credit Facility of $10.8 million, payments of $5.8 million related to business combination obligations, the purchase of stock for $1.2 million, payments of $0.5 million related to the deferred lease financing obligation, and total payments of $0.3 million for debt issuance costs related to the EWB Credit Facility and offering costs related to the ATM Agreement. For the nine months ended September 30, 2020, our principal payments included $1.1 million under the EWB Term Loan and $9.7 million to repay the EWB Revolver.

Nine months ended September 30, 2019. For the nine months ended September 30, 2019, the principal sources of cash from our financing activities consisted of (i) $52.1 million of borrowings, including $40.8 million under the EWB Credit Facility and $11.3 million under the Siena Revolver that was terminated in March 2019, (ii) proceeds from the deferred lease financing obligation of $17.6 million, (iii) net proceeds of $13.5 million from the issuance of approximately 2.8 million shares of Common Stock issued pursuant to the ATM Agreement, and (iv) proceeds from the exercise of stock options of $0.4 million. These financing cash proceeds totaled $83.6 million and were partially offset by (i) principal payments under debt agreements of $34.4 million, including $19.7 million under the EWB Credit Facility, $9.7 million under the Siena Revolver, $2.6 million to repay the mortgage upon the sale of our land and building in Tokyo, and $2.4 million to terminate the line of credit assumed in the business combination with BWR, (ii) payment of Morinda business combination liabilities of $34.0 million, (iii) payments for debt issuance costs of $0.9 million to obtain the EWB Credit Facility, (iv) payment of make-whole premium of $0.5 million to terminate the Siena Revolver, (v) payments under the deferred lease financing obligation of $0.3 million, and (vi) cash payments of $0.2 million for deferred offering costs under the ATM Agreement. The Siena Revolver was terminated in March 2019 and replaced with the EWB Credit Facility.

As discussed above, the net proceeds received from the buyer of our land and building in Tokyo included $17.6 million that represented an inducement to enter into the related leaseback financing arrangement. Since we agreed to pay above market lease payments for the 20-year lease term in exchange for an up-front cash payment included in the selling price, we have recognized a deferred lease financing obligation for this amount. For financial reporting purposes, a portion of the monthly operating lease payments is not being recognized as rent expense, but rather is allocated to reduce this financial liability and recognize imputed interest expense. For the nine months ended September 30, 2020 and 2019, $0.5 million and $0.3 million, respectively, of our lease payments were allocated to reduce the financial liability.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2020 and 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

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

Non-GAAP Financial Measures

The primary purpose of using non-GAAP financial measures is to provide supplemental information that we believe may be useful to investors and to enable investors to evaluate our results in the same way we do. We also present the non-GAAP financial measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis, as well as comparing our results against the results of other companies, by excluding items that we do not believe are indicative of our core operating performance. Specifically, we use these non-GAAP measures as measures of operating performance; to prepare our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to facilitate a comparison of our results with those of other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and in communications with our board of directors concerning our financial performance. Investors should be aware, however, that not all companies define these non-GAAP measures consistently.

We provide in the tables below a reconciliation from the most directly comparable GAAP financial measure to each non-GAAP financial measure presented. Due to a valuation allowance for our deferred tax assets, there were no income tax effects associated with any of our non-GAAP adjustments.

EBITDA and Adjusted EBITDA. The calculation of our EBITDA and Adjusted EBITDA is presented below for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss(1)	$(14,133)	$(10,687)	$(35,305)	$(23,984)
EBITDA Non-GAAP adjustments:
Interest expense	521	727	1,693	3,129
Income tax expense	612	6,671	1,886	12,768
Depreciation and amortization expense	1,855	2,335	5,607	6,776

EBITDA	(11,145)	(954)	(26,119)	(1,311)
Adjusted EBITDA Non-GAAP adjustment:
Stock-based compensation expense	966	991	3,415	5,278

Adjusted EBITDA (1)	$(10,179)	$37	$(22,704)	$3,967

(1)	Our net losses and Adjusted EBITDA for the three and nine months ended September 30, 2020 include charges for (i) severance expenses of $1.7 million and $2.6 million for the three and nine month periods, respectively, and (ii) a loss on disposal of the Divested Businesses of $3.4 million for each of the three and nine month periods. In addition, prior to the disposal of the Divested Businesses, we incurred operating losses from the Divested Businesses, exclusive of depreciation and amortization expense, of $2.1 million and $5.1 million for the three months ended September 30, 2020 and 2019, respectively, and $7.3 million and $8.8 million for the nine months ended September 30, 2020 and 2019, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Japanese Yen, Chinese Yuan, and Euro. We generated approximately 65% and 70% of our revenue from our international business for the nine months ended September 30, 2020 and 2019, respectively. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and we may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

For the nine months ended September 30, 2020 and 2019, after considering the net impact on our net revenue and operating expenses, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Sensitivity

As of September 30, 2020, our EWB Credit Facility provided for total borrowings of up to $23.6 million. The interest rate applicable to outstanding borrowings under the EWB Credit Facility is currently 2.0% in excess of the prime rate. We have also entered into an interest rate swap agreement with EWB that provides for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. Therefore, as interest rates fluctuate, we will experience changes in interest expense that will impact our financial results. Assuming outstanding borrowings of $23.6 million, as a result of the $10.0 million swap we would only be subject to market risk for borrowings up to $13.6 million. Accordingly, if interest rates were to increase or decrease by one percentage point, the result would be an increase or decrease in annual interest expense of approximately $0.1 million. Accordingly, significant increases in future interest rates could adversely impact our future interest expense.

As of September 30, 2020, we hold cash, cash equivalents and restricted cash of $44.8 million. The weighted average interest rate on these temporary investments is substantially less than 1.0% and we earned interest income of $0.2 million for the nine months ended September 30, 2020. Assuming weighted average investments of $44.8 million, if interest rates were to increase by one percentage point, the result would be an increase in annual interest income of $0.4 million.

Inflation Risk

We do not believe that inflation currently has a material effect on our business.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In light of changes in business practices in response to the COVID-19 pandemic, management evaluated the Company’s disclosure controls and procedures and determined that no changes in such disclosure controls and procedures were necessary.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

The following additional risk factors relating to COVID-19 and our pending business combination with Ariix should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2019 Form 10-K and in Part II, Item 1A of our quarterly report for fiscal quarter ended March 31, 2020 (the “2020 First Quarter Report”), and Item 1A of our quarterly report for fiscal quarter ended June 30, 2020 (the “2020 Second Quarter Report”). The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2019 Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Report, including in the additional risk factor below. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K, our 2020 First Quarter Report, and our 2020 Second Quarter Report.

You should carefully consider the risks cross-referenced above and described below, in addition to the other information set forth in this Report and in our 2019 Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, financial condition, results of operations or the prices of our publicly traded securities. The risks cross-referenced and described herein are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition, results of operations or the prices of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.

The recent COVID-19 pandemic has negatively affected and will continue to negatively affect our business, financial condition and results of operations.

The public health crisis caused by the COVID-19 pandemic and the measures that have been taken or that may be taken in the future by governments, businesses, including us, and the public at large to limit COVID-19’s spread have had, and we expect will continue to materially negatively affect our business, financial condition, and results of operation. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and which all will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.

Our global operations expose us to risks associated with the COVID-19 pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to almost all of the countries in which our products are made, manufactured, distributed or sold. Authorities in many of these markets have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will further impact us, our customers, consumers, employees, contract manufacturers, distributors, suppliers and other third parties with whom we do business. Due to these measures, we have experienced, and expect to continue to experience, a significant decrease in revenues associated with restaurants, hotels, airports, and stadiums. In addition, due to the pandemic, some retailers have opted to reduce or stop carrying our products in favor of products from very large, well-established companies with large market share. In foreign jurisdictions, which account for approximately 65% of our net revenue for the nine months ended September 30, 2020, our direct-to-consumer selling model typically relies heavily on the use of our IPC sales force in close contact with our customers.

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

In certain jurisdictions, the stay-at-home orders have been relaxed but considerable uncertainty remains about the ultimate impact on our business. Even if the orders are lifted, there is no assurance that they will not be reinstated if the spread of COVID-19 resumes. For example, many jurisdictions have recently reinstated orders requiring people to wear masks in public after test results have showed a resurgence of the pandemic. Resurgence of the pandemic in some markets has slowed the reopening process of businesses in those areas, including Europe where additional lockdowns have been recently reinstated. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. While we have initially experienced increased sales in the Noni by NewAge segment during the crisis, such increased sales levels have not, and we expect will not, fully offset the sales pressures we have experienced, and we expect will continue to experience in the NewAge segment while social distancing mandates or recommendations are in effect. The long-term financial impact on our business cannot be reasonably estimated at this time.

The COVID-19 pandemic has required alternative selling approaches that are less effective, such as through social media. We may continue to experience reductions in net revenue using these alternative selling approaches that avoid direct contact with our customers.

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

On July 20, 2020, we signed a definitive merger agreement to acquire Ariix, which we expected to close by September 30, 2020. On September 30, 2020, we entered into an amended and restated definitive merger agreement to acquire Ariix. The amended and restated merger agreement contains certain termination rights if the acquisition does not close by November 30, 2020. The amended and restated merger agreement is subject to a number of conditions that must be fulfilled in order to complete the Ariix acquisition. Those conditions include continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, absence of orders prohibiting the completion of the acquisition and certain other conditions specified in the merger agreement. In order to fund the required cash payments under the amended and restated merger agreement, we are currently evaluating various alternatives including an equity offering and the refinancing of our EWB Credit Facility. There are no assurances that we will be able to obtain additional financing through refinancing the EWB Credit Facility, equity offerings, including under the ATM Agreement, and debt financings in the future. In addition, both we and Ariix have rights to terminate the amended and restated merger agreement under certain circumstances specified in the amended and restated merger agreement. We have begun integrating certain of our sales, management, and technology functions with those of Ariix. If we do not complete the Ariix acquisition, we will likely need to unwind such integrations, which could cause significant disruptions and expenses and have a material adverse effect on our business, operating results and financial condition. We cannot assure you that the Ariix acquisition will be completed.

Any failure to successfully integrate Ariix's business and operations or fully realize potential synergies from the Ariix acquisition in the expected time frame would adversely affect our business, operating results, and financial condition.

The success of the Ariix acquisition will depend, in part, on our ability to successfully integrate Ariix’s business and operations and fully realize the anticipated benefits and potential synergies from combining our business with Ariix’s business. To realize these anticipated benefits and potential synergies, we must successfully combine these businesses. If we are unable to achieve these objectives following the Ariix acquisition, the anticipated benefits and potential synergies of the Ariix acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results and financial condition. The integration process could result in the loss of key employees, loss of key customers, decreases in revenue and increases in operating costs, as well as the disruption of each company’s ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and synergies of the Ariix acquisition and have a material adverse effect on our business, operating results and financial condition. In addition, we have begun integrating certain of our sales, management, and technology functions with those of Ariix. If we do not complete the Ariix acquisition, we will likely need to unwind such integrations, which could cause significant disruptions and expenses and have a material adverse effect on our business, operating results and financial condition. We cannot assure you that the Ariix acquisition will be completed.

We have incurred and will incur significant transaction expenses and acquisition-related integration costs in connection with the Ariix acquisition.

We have incurred, and expect to continue to incur, significant transaction costs relating to the negotiation and completion of the Ariix acquisition. Except in limited circumstances, we will have to bear these costs whether or not the Ariix acquisition is completed. We are developing a plan to integrate the operations of Ariix with our own after the completion of the Ariix acquisition. In connection with that plan, we anticipate that we will incur certain non-recurring charges in connection with this integration; however, we cannot identify the timing, nature and amount of all such charges at this time. These transaction expenses and integration costs will be charged as an expense in the period incurred. The significant transaction costs and acquisition-related integration costs could materially affect our results of operations in the period in which such charges are recorded.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the disposition of the Divested Businesses, on September 24, 2020 we issued 691,953 shares of our Common Stock to the Buyer with a value of $1,250,000. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. There were no other unregistered sales of our equity securities during the three months ended September 30, 2020.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

On March 29, 2019, the Company and EWB entered into the EWB Credit Facility, as amended by the First Amendment, Waiver and Consent to Loan and Security Agreement, dated July 11, 2019, the Second Amendment and Waiver to Loan and Security Agreement, dated October 9, 2019, the Third Amendment and Waiver to Loan and Security Agreement, dated March 13, 2020, and the Fourth Amendment to Loan and Security Agreement, dated July 6, 2020. The EWB Credit Facility provides for (i) a term loan in the aggregate principal amount of $15.0 million, which may be increased to $25.0 million, subject to the satisfaction of certain conditions and (ii) a $10.0 million revolving loan facility.

On November 5, 2020, the Company entered into a Fifth Amendment and Waiver (the “Fifth Amendment”) to the EWB Credit Facility. Under the Fifth Amendment, EWB waived non-compliance by the Company due to its inability to achieve Adjusted EBITDA (as defined in the EWB Credit Facility) of at least $4.0 million for the three months ended September 30, 2020 and any default that may have occurred as a result thereof. The Fifth Amendment deleted Section 7.12(a), which set forth the minimum Adjusted EBITDA financial covenant. The Fifth Amendment also amended and restated the Compliance Certificate attached as Exhibit B to the EWB Credit Facility.

This summary of the Fifth Amendment is qualified by reference to the full text of the Fifth Amendment, which is included as Exhibit 10.3 to this Report and incorporated herein by reference.

ITEM 6. Exhibits.

The following exhibits are incorporated by reference or filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 20, 2020, by and among NewAge, Inc., Ariel Merger Sub, LLC, Ariix, LLC, certain members of Ariix, LLC, and Frederick Cooper, as Sellers Agent (Incorporated by reference to Exhibit 2.1 of Form 8-K filed with the SEC on July 20, 2020)
2.2	Amended and Restated Agreement and Plan of Merger, dated as of September 30, 2020, by and among NewAge, Inc., Ariel Merger Sub, LLC, Ariel Merger Sub2, LLC, Ariix, LLC, certain members of Ariix, LLC, and Frederick Cooper, as Sellers Agent (Incorporated by reference to Exhibit 2.1 of Form 8-K filed with the SEC on October 1, 2020)
3.1	Articles of Amendment to Articles of Incorporation, filed on July 24, 2020 (Incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on July 29, 2020)
10.1	Fourth Amendment to Loan and Security Agreement, dated July 6, 2020, between NewAge, Inc. and East West Bank (Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 7, 2020)
10.2	Membership Interest Purchase Agreement, dated as of September 24, 2020, between NewAge, Inc. and Zachert Private Equity GmbH (Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 29, 2020)
10.3*	Fifth Amendment to Loan and Security Agreement, dated November 5, 2020, between NewAge, Inc. and East West Bank
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewAge, Inc.

Date: November 9, 2020		/s/ Brent Willis
	Name:	Brent Willis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020		/s/ Gregory A. Gould
	Name:	Gregory A. Gould
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

