Form 10-K
period 2020-12-31
NewAge, Inc.
filed 2021-03-18
CIK 1579823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File Number 001-38014

NewAge, Inc.
(Exact Name of Registrant as Specified in its Charter)

Washington	27-2432263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2420 17th Street, Suite 220, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 566-3030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	NBEV	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2020, the last business day of the second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, was approximately $145,157,000, based on the last reported sales price of $1.53 as quoted on the Nasdaq Capital Market on such date.

The registrant had 135,389,876 shares of its $0.001 par value Common Stock outstanding as of March 12, 2021.

Documents incorporated by reference

The preliminary proxy statement for our 2021 Annual Meeting of Stockholders was filed with the SEC on March 10, 2021, and we expect to file the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) by March 31, 2021. The 2021 Proxy Statement is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

●	Anticipated operating results, including revenue and earnings.

●	The expectation that our stockholders will approve the issuance of up to 40.1 million shares of our Common Stock to provide the remainder of the consideration due for our business combination with Ariix, LLC.

●	Expected capital expenditure levels for 2021.

●	Volatility in credit and market conditions.

●	Our belief that we have sufficient liquidity to fund our business operations in 2021.

●	Ability to bring new products to market in an ever-changing and difficult regulatory environment.

●	Ability to re-patriate cash from certain foreign markets.

●	Strategy for customer retention and growth.

●	Our expectation that the disruptive impact of coronavirus on our business will be temporary.

●	Risk management strategy.

●	Our ability to capture cost and revenue synergies from the combination with Ariix and other acquisitions.

●	Our ability to deliver profitable organic revenue growth.

●	Our ability to manage our growth.

●	Our ability to successfully integrate acquisitions.

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

ii

PART I

As used in this Report and unless otherwise indicated, the terms “we”, “us”, “our”, “NewAge”, or the “Company” refers to NewAge, Inc. and our subsidiaries. “Morinda” refers to our wholly owned subsidiary, Morinda Holdings, Inc., and its subsidiaries in the U.S. and around the world. “Ariix” refers to our wholly owned subsidiary, Ariix, LLC and its subsidiaries in the U.S. and around the world. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Effective July 28, 2020, we amended our Articles of Incorporation to change our name from New Age Beverages Corporation to NewAge, Inc. Accordingly, all references herein have been changed to reflect the new name. NewAge, Inc., the NewAge logo, Morinda, Noni by NewAge, Tahitian Noni, TeMana, Ariix and its portfolio of brands, LIMU, MaVie, and other related companies and trademarks or service marks of NewAge appearing in this Report are the property of NewAge, Inc. or its subsidiaries. Trade names, and other related trademarks and service marks of other companies appearing in this Report are the property of their respective holders.

Item 1. Business

Business Overview

We are an organic and healthy products company intending to become the world’s leading social selling and distribution company. We are a purpose-driven firm dedicated to providing healthy products to customers and inspiring them to “Live Healthy.” We commercialize our portfolio of products across more than 50 countries worldwide and strive to disrupt traditional markets with industry leading social selling tools and technologies. More than 75% of our revenue is ordered and fulfilled online with the products delivered direct to customers’ homes.

We compete in three major category platforms including health and wellness, healthy appearance, and nutritional performance. Within our category platforms, we develop and market a portfolio of science-based, functionally differentiated, and superior performing products and brands. We differentiate our products utilizing our patents, proprietary formulas and production process, and trade secrets and focus our functional differentiation using different combinations of:

●	Phytonutrients and micronutrients
●	Plant-based ingredients
●	CBD
●	Noni
●	Clean/non-toxic ingredients

Tahitian Noni is our largest brand and has accounted for more than $7.0 billion in sales since its inception, including approximately $360 million cumulatively recognized by us since our acquisition of Morinda in December 2018. There are multiple studies and human trials validating Tahitian Noni’s efficacy and benefits for reducing inflammation and strengthening the body’s protection against viruses. Also, within the health and wellness platform is our LIMU brand, a fucoidan-rich beverage sourced from seaweed. We have two core brands within the healthy appearance platform including TeMana, a unique skin care portfolio that is infused with Tahitian Noni, and Lucim, a line of clean skin care products that was launched in 2020. In our nutritional performance platform, we commercialize a full line of weight management products and other nutritional supplements and nutraceuticals and are expanding our core brands within the platform.

We believe that a major trend in consumer goods is direct delivery, e-commerce ordering, and fulfillment, with purchase intent being driven by social media and friends and family. According to Euromonitor International’s 2019 Lifestyles Survey, the largest driver of purchase intent in every major region of the world was friends and family recommendations and related social media posts. We further believe that these fundamental trends limit the historic advantage of traditional manufacturers geared toward sale of their products, using traditional media, merchandized in traditional retail outlets.

We believe one of our competitive advantages is our network of more than 400,000 brand partners (“Brand Partners”) around the world, and our own direct-store-delivery (“DSD”) delivery system that provides near captive distribution in our respective market areas. We have developed a robust infrastructure and set of execution capabilities across more than 50 countries, with a primary focus on our core markets of Japan, Greater China, Western Europe, and North America. We are selectively invested in emerging market areas whereby the combination of the business opportunity and consumer demographics intersect to form an attractive investment profile for our model. These markets include the Russia and the CIS countries, the Southern Cone of Africa, and selected markets in Latin America and South East Asia.

Corporate History

NewAge, Inc. was incorporated under the laws of the State of Washington in April 2010. In mid-2016, we established our operational headquarters in Denver, Colorado, changed our name to New Age Beverages Corporation and created a vision to commercialize healthy products through a differentiated route-to-market. During 2017, we up-listed to the Nasdaq Capital Market (“Nasdaq”) and acquired an initial portfolio of retail brands in a series of transactions in 2017 and 2018.

In 2018, we completed a business combination with Morinda that provided us with incremental scale, and the resources, team, and global execution capabilities to further our expansion and distribution of healthy products. Morinda is a Utah-based healthy beverage and products company founded in 1996 with infrastructure and operations in more than 50 countries around the world, and manufacturing operations in Tahiti, the U.S., China, Japan, and Germany. Morinda was the first company to commercially globally sell products derived from the noni plant, an antioxidant-rich, natural resource found in French Polynesia. Morinda is primarily a direct-to-consumer and e-commerce business.

In July 2019, we completed a business combination with Brands Within Reach, LLC (“BWR”). BWR owned key licensing and distribution rights in the United States for some of the world’s leading beverage brands including Nestea®, Volvic®, Evian® and Illy® Ready-to-Drink Coffee. In 2020, with the impact of COVID and the change in economics of retail brand beverages, we divested our initial portfolio of retail brands, to focus exclusively on our higher margin, higher potential brands sold direct to customers. All of these divested assets were included in the Direct Store segment from the date of acquisition through the disposal date and are referred to herein as the “Divested Business”. For periods after the disposal of the Divested Business, this segment is primarily comprised of our Direct Store Distribution (“DSD”) network that distributes beverages, snacks, and other products to retail customers in Colorado and surrounding states, and sells the portfolio of brands to wholesale distributors, key account owned warehouses, and international accounts using several distribution channels.

On November 16, 2020, we completed a business combination with Ariix whereby Ariix became one of our wholly owned subsidiaries. Ariix was formed in Utah in January 2011 and grew from inception to more than $200 million in net revenue in its nine-year history, making it one of the fastest growing companies in the direct selling industry over that time period. Ariix evolved through a combination of organic growth and acquisitions and brought to the combination with us a portfolio of growth brands spanning weight loss management, water and air filtration, personal care and skincare products. Ariix also included the standalone companies of LIMU, Zennoa, MaVie, and others in direct sales and e-commerce, all now included in our Direct / Social Selling segment beginning on the closing date of the Ariix business combination.

We have four direct subsidiaries, all of which are wholly owned. These subsidiaries consist of Morinda, Ariix, NABC, Inc., and NABC Properties, LLC (“NABC Properties”). NABC, Inc. is a Colorado-based operating company that consolidates performance and financial results of the Company’s segments, subsidiaries, and divisions. NABC Properties administers a building owned by NewAge in southern Colorado.

Principal Products

Our core business is developing, marketing, selling, and distributing a portfolio of healthy products sold primarily through a direct to customer business model using a team of more than 400,000 Brand Partners and distributors to help market and sell the portfolio of brands. We compete in three primary category platforms including health and wellness, healthy appearance, and nutritional performance. The product segments and subsegments within these categories represent large addressable growing markets. According to industry sources, the health and wellness industry comprises $4.2 trillion in annual revenue, and the beverage industry comprises $1 trillion in annual revenue. Our brands Tahitian Noni, LIMU, and Zennoa compete in this industry segment. Within the beverage industry, energy drinks constitute $80 billion in annual sales, where our brands LIMU Blue Frog and Hiro Natural Energy Drinks compete. Skincare and cosmetics constitute an industry of $650 billion in annual sales and we have two lead brands in this subsegment, TeMana and Lucim. Weight management is a $204 billion industry segment where our nutritional supplements and Slenderiize products compete. Personal care is a $250 billion industry segment where our brands Reviive and Puritii compete. The diagnostics industry is a $29 billion industry segment, where we compete with our DNA testing and diagnostic kits and products under our MaVie brand.

We also compete in the emerging CBD category and believe we have differentiated technology, especially when CBD is combined with our Tahitian Noni. Our studies have shown an increase in the receptivity in the endocannabinoid system in the body for CBD in combination with Noni by opening additional pathways and reducing inhibitors. We use this technology in our NONI+CBD shots that we commercialize in Japan, where we have gained first mover advantage, and according to one of the largest research companies in Japan, Fuji Keizai, NewAge reached the largest CBD sales in the CBD Supplement category in Japan. As additional markets open and regulations change (including in the United States), we believe we are in a competitively advantaged position both in leveraging our technology and in executing through our network of more than 400,000 Brand Partners to develop this attractive, scale, profitable, and disruptive market. We do not market or sell CBD beverages in the U.S. and do not intend to market or sell CBD ingestible products in the U.S. until we can do so in compliance with applicable laws.

Sales and Marketing

We market our portfolio of healthy products using a range of marketing media, but given the significant shift in how customers are buying and what marketing mediums are influencing their purchase decisions, we have adjusted to evolve with changing consumer patterns to communicate using the most effective ways. As such, we primarily use our team of more than 400,000 Brand Partners worldwide for sales and marketing and are empowering them with the latest social selling tools and technology.

Supporting these 400,000 Brand Partners is a full-scale sales and marketing team of more than 200 people working at the corporate, regional, and local market levels worldwide, and we develop and execute promotions, incentives, new products, marketing, and sales collateral communication materials in more than 15 different languages across more than 50 countries.

We also market our portfolio of affiliate or distributed brands through our DSD distribution system. To support these brands, we have an in-house team of more than 100 sales, marketing, and merchandising associates exclusively focused on the United States.

Distribution

The products in our Direct / Social Selling segment, which is a business-to-consumer model, are currently distributed in over 50 countries through primarily a direct route to market. Approximately 80% of our revenue is ordered and fulfilled online, and more than 80% of our products are delivered direct to customers’ homes. We have dedicated global, regional, and local manufacturing and major logistics and warehousing operations located in strategic locations worldwide to serve our global footprint of more than 400,000 Brand Partners.

Brand Partners

Our team of more than 400,000 Brand Partners worldwide are independent business professionals. Brand Partners are our independent representatives that have signed agreements with us and have the ability to earn commissions, as well as direct customers who have purchased products from our website. The individuals that comprise these groups have purchased products from us within the last twelve months. These professionals sell our products online through their own replicated websites, their social media feeds, and peer-to-peer connections. Purchasers of our products range from one-time customers to monthly subscribers that comprise the greatest share of our revenue. Customers or subscribers that then choose to make a business of selling our products then become affiliates or full Brand Partners whereby they are sponsored by an existing Brand Partner and become a member of the sponsoring Brand Partner’s sales organization. Brand Partners are required to fully comply with the Direct / Social Selling segment policies and procedures, including that Brand Partners will: (i) safeguard and protect our reputation and products; (ii) never communicate any deceptive, false, unethical, or unlawful customer or recruiting practices; (iii) never provide any deceptive, false, unethical, or unlawful claims about our products or compensation plan; and (iv) never promote or sell products that are competitive to our products. We may take disciplinary action (up to and including termination of a Brand Partner’s purchase and sales organization rights) if a Brand Partner violates these policies and procedures. In many markets, Brand Partners purchase an initial nominally priced portfolio of products for sale which also includes sales and educational materials to get a new Brand Partner started with his or her business.

After becoming a Brand Partner, individuals may purchase products directly at wholesale pricing for resale through their own replicated website, through their social feeds, and to their peer-to-peer customers, as well as, for personal use. In addition to their direct-to-customer sales, Brand Partners may build their businesses by sponsoring new Brand Partners. As Brand Partners sponsor others, generational levels are created in the Brand Partners organizational structure. We have no requirements for Brand Partners to sponsor new Brand Partners, and Brand Partners are not compensated for recruiting or sponsoring others. We focus on direct sales to millions of customers worldwide, and market our products directly to them. Customers who may want to build a business in addition to purchasing products may become Brand Partners and enjoy commissions and other benefits based on their sales. Brand Partner compensation is based on customer product sales of that individual and a portion from their respective sales organizations.

Although our global compensation plan is designed generally to permit Brand Partners to establish their sales organizations without country or border limitations, our business and compensation plan for China must be executed in a modified form due to Chinese laws and regulations. Only individuals who are residents of China and are eligible to work there may enroll as Brand Partners or as customers in China. The same general policies and procedures described above, modified for China, apply to Brand Partners in China. According to Chinese regulations, non-China residents are not permitted to sponsor Brand Partners in China, or otherwise participate in the compensation plan for China.

Brand Partner Compensation

Our compensation plan for Brand Partners is performance-based, consistent with our overall philosophy of how internal/direct associates are compensated whereby a significant portion of their total compensation is performance-based and at risk. Our compensation plan for Brand Partners has several attractive features and provides several opportunities for Brand Partners to earn compensation. The commission-based compensation system rewards Brand Partners for their sales and marketing efforts and is comparable to the combined sales and marketing expenses of a traditional consumer goods company. All compensation is conditioned on the Brand Partners’ good standing and compliance with the Company’s policies and procedures and the laws of the country where the Brand Partner does business. The integration of our compensation plan across international markets (except China) allows Brand Partners to earn commissions from global product sales along with local product sales.

Customers

The Direct / Social Selling segment is focused on e-commerce and direct product sales to customers. We offer customers the opportunity to become monthly subscribers, whereby they can enjoy additional benefits and savings on products and shipping, and offer subscribers an opportunity to become affiliates, whereby they can earn bonuses for new customers purchasing or becoming monthly subscribers. We then selectively offer affiliates, subscribers, and customers the opportunity to become Brand Partners whereby they have an opportunity to participate in the business and compensation plan and are eligible to earn commissions.

Business to Business Distribution

Our Direct / Social Selling segment is augmented by our Direct Store segment, which is a business-to-business model, and serves major traditional retail outlets in the United States including grocery retail, natural food retail, specialty outlets, hypermarkets, club stores, pharmacies, convenience stores, and gas stations. The compensation for associates in this model is also highly variable and performance-based, based on their sales and performance against established objectives.

Manufacturing and Supply Chain

Our manufacturing facilities are in American Fork, Utah; Mataiea, Tahiti; Chongqing, China; Tianjin, China; and Alamosa, Colorado, with contract manufacturing in Tokyo, Japan; Bad Liebenwerda, Germany; and more than ten other facilities throughout the U.S. with preferred and qualified manufacturing partners that meet our stringent criteria for quality and safety. Each of our products are produced to exacting specifications and standards, and subject to strict quality control procedures.

Our largest brand, and related sourcing, manufacturing, bottling, and distribution system is Tahitian Noni® Juice. Our noni fruit is harvested from noni trees on 18 islands of French Polynesia by approximately 2,000 harvesters, who are independent contractors, and who work and coordinate with our representatives on each island. All fruit is checked at the time of harvest for quality, maturity, and purity. To date, we have maintained good relations with our suppliers and have not experienced any significant difficulties in obtaining adequate supplies of the noni fruit.

The noni fruit is then shipped to our 85,000 square foot processing plant in Mataiea, Tahiti, where the fruit is again checked before being processed. This facility, as well as all facilities that produce products for us, adheres to the Good Manufacturing Practices as established by the U.S. Food and Drug Administration (“FDA”). The Tahiti facility is well-maintained, and the buildings and equipment are kept clean and in good repair and technology is up to date. The facility is regularly inspected by the French Polynesian authorities and by the FDA. We are one of the largest industries and exporters in Tahiti together with tourism and black pearl export. As such, we maintain and enjoy a very good relationship with the Tahitian government.

At this processing facility, the seeds are separated from the fruit. The seeds are later processed for oil extraction. The fruit is extensively inspected, pasteurized, and turned into puree, which is the key component of our Tahitian Noni Juice. The pasteurized puree is checked for quality and hermetically sealed in tote bins which are shipped by sea to ports in the United States, Japan, China and Germany for manufacturing our products. Each day the equipment used at this facility is automatically cleaned by a three step clean-in-place system. This system ensures the cleanliness of the equipment, tanks, and pipes used in the processing of the puree.

Reliance on Third-Party Suppliers and Distributors

Except as noted above, we rely on various suppliers for raw and packaging materials, production, sale, and distribution of our products. The material terms of these relationships are typically negotiated annually and include pricing, quality standards, delivery times and conditions, purchase orders, and payment terms. Payment terms are typically net 30, meaning that the total invoiced amount is expected to be paid in full within 30 days from the date the products or services are provided. We believe that we have sufficient options and redundant supply options for each of our raw and packaging material needs, as well as our third-party distribution needs. We have long-term relationships with our suppliers and distributors, resulting in consistency in quality and supply.

The contractual arrangements with third parties, including suppliers, manufacturers, distributors, and retailers are typical of the industry with standard terms. We have no long-term obligations with third party suppliers, manufacturers, distributors, and retailers, nor do any of them have long-term obligations with us. The third-party supplier, manufacturing and distribution agreements were entered into in the normal course of business within the guidelines of industry practices and are not deemed material and definite.

Competition

Our business spans multiple sectors with competitors having similar product portfolios, similar routes-to-market, similar scales and geographic breadth, and/or similar business models. Those comparative sectors include:

- Similar business model/e-commerce marketplace companies:	ETSY, Pluralsight
- Similar CPG Brand Portfolio companies:	Hain Celestial, Caleres
- Similar CBD/Cannabis exposure companies:	Aphria, Canopy
- Similar Route to Market companies:	USANA, NuSkin
- Similar IP/Product type companies:	Denali Therapeutics, ELF Beauty, Simply Good Foods

Many of our current and potential competitors are well established and have longer operating histories, and as such, have more name recognition than we have. However, we believe that with our purpose-driven identity as a company, our healthy brand portfolio, our global reach and infrastructure, our compensation system, our relative financial strength and flexibility, our strong public company entity, and our team and inclusive culture that we can compete effectively in the industry and increase our market share from existing very large and growing product categories and large legacy competitors.

Research and Development Activities

Our goal is to provide healthy, functionally differentiated, and superior performing products for customers worldwide. Historically, our research and development (“R&D”) efforts are focused on two primary paths. The first is to continually review our existing formulas and production processes and structure to evaluate opportunities for quality, efficacy, or cost of goods sold improvements, without degrading quality or fundamentally changing the customer appeal of our existing products. The second is in the development of fundamentally new and differentiated products, based on customer insights and trends and competitive opportunities.

Our Direct / Social Selling segment has an R&D group that drives our mission to provide healthy functional products across our three core category platforms, health and wellness, healthy appearance, and nutritional performance with real efficacy for consumers. In addition to developing new healthy and scientifically differentiated products and reviewing and improving existing formulas and processes for improvement and cost reductions, our R&D group continues to conduct and publish new, cutting edge benefits research on noni and other new products. R&D is an integral part of our global corporate structure, providing timely technical, regulatory, quality, processing and scientific standards, data, and expertise as needed and requested. Our R&D group, in partnership with other departments, maintains an extensive intellectual property database of patents, publications, formulations, and ideas that help protect and keep the Company in the forefront of healthy product offerings and product development. Our R&D group administers laboratories that provide analytical, chemical, microbiological, nutritional, and biochemical capabilities. We believe that we own the only lab in the world dedicated to the study of the noni plant and pioneering new innovative applications for noni, and as such continue to publish studies and insights into noni’s applications and benefits, as well as insights into all of our products and their benefits for fundamental human needs states.

Patents and Trademarks

We hold numerous issued U.S. patents and trademarks and have rights to additional intellectual property under license agreements with others. We also hold issued patents and trademarks in other countries. In addition, we have pending U.S. and international patent applications that cover numerous inventions. We also maintain trademarks in the U.S. and other countries, as well as, pending trademark applications in the U.S. and other countries and have rights to additional U.S. and international trademarks under license agreements.

We believe our intellectual property portfolio to be a core asset of the firm, and one which we expect to further develop and commercialize in our current and future portfolio offerings. We also rely on trade secrets and unique expertise and know how to protect our proprietary technology and may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know how.

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

We use nonrefillable recyclable containers in the United States and various other markets around the world. We also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain packaging containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States and overseas. We anticipate that additional such legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.

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

Seasonality

Sales of our products are somewhat seasonal but with a portfolio of global markets seasonality is significantly diminished. Peak summer months account for a slightly higher level of sales, with the winter months being our lowest level of sales due to holidays in the Americas and Europe in December, holidays in January in Japan, and Chinese New Year in February impacting our business in the Greater China markets.

Environment, Sustainability and Governance

As a global social selling and distributor of health and wellness products operating in more than 50 countries, the values of environment, sustainability, and governance (“ESG”) are important issues that we are in the process of integrating into our business strategy and performance.

We understand the impact that good socially responsible companies can make in their global communities. At NewAge, we take this responsibility very seriously and have efforts underway to implement best in class practices to improve our social and environmental impacts. Our focus is to make sustainable decisions in every area of business, from selecting our raw materials, to our product design, to our manufacturing and shipping practices, to ensure that our planet’s finite resources are used efficiently. Accordingly, reducing our carbon footprint and helping to protect our natural resources is integral to our ESG plan. We will continue to focus on new ways to conserve water, recycle plastic, and save energy at each of our global offices, improving our social responsibility on a world-wide basis.

We also know that people come first. Each and every day we work to provide a safe work environment, to empower people around the world with accessible technology while creating a diverse work environment where we all respect the human rights of everyone’s lives that we touch. We will continue to identify opportunities for sustainable growth and manage our risks alongside our employees, Brand Partners, business partners, and communities around the planet.

Employees

As of December 31, 2020, we had 1,127 employees globally, including 36 that worked for us on a part time basis. We also engage temporary employees and consultants as needed. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Information about our Executive Officers.

The following table sets forth the names, ages and positions of our executive officers as of March 11, 2021:

Name	Age	Position

Brent Willis	61	Chief Executive Officer
Gregory A. Gould	54	Chief Financial Officer

Brent Willis was appointed as Chief Executive Officer, and as a member of our Board of Directors in April 2016. Mr. Willis has also served as a director or officer of a number of private-equity backed companies including ULearning.com, an online education company from April 2015 until March 2016, Vivitris Life Sciences, Inc., a natural life science products company from December 2015 through March 2016, and XFit Brands, Inc., a functional fitness company from November 2009 through present. From January 2013 until April 2015, he served as the Chief Executive Officer and a member of the Board of Directors of Electronic Cigarettes International Group (“ECIG”), a publicly traded company. Twenty-three months after Mr. Willis’ departure, ECIG filed a voluntary petition under the bankruptcy code. From 1987 through 2008, Mr. Willis served in executive or senior management positions for Kraft Heinz (“KHC”), The Coca-Cola Company (“KO”), AB InBev (“BUD”), and The Cott Corporation (“COT”). Mr. Willis obtained a Bachelor of Science in Engineering from the United States Military Academy at West Point in 1982 and obtained a Master’s in Business Administration from the University of Chicago in 1991.

Gregory A. Gould has served as our Chief Financial Officer since October 2018. Prior to joining the Company, Mr. Gould served as Chief Financial Officer of Therapure—Products (Evolve Biologics), a subsidiary of Therapure BioPharma, Inc., from November 2017 until October 2018. Mr. Gould also served as Chief Financial Officer, Treasurer and Secretary of Aytu BioScience, Inc., or Aytu (NASDAQ: AYTU), from April 2015 until November 2017, and he was the Chief Financial Officer, Secretary and Treasurer of Ampio Pharmaceuticals, Inc., or Ampio (NASDAQ: AMPE), from June 2014 until June 2017. He is a highly accomplished financial executive with expertise in the life sciences industry. Mr. Gould is a CPA in the state of Colorado. He holds a Bachelor of Science in Business Administration from the University of Colorado, Boulder. Mr. Gould will terminate his employment with the Company in July 2021.

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

Risks Related to our Liquidity and Debt

If our shareholders fail to approve the issuance of an aggregate of up to 40.1 million shares of Common Stock at up to three shareholder meetings, we will have to make cash payments of $163.3 million to settle the remaining merger consideration under our business combination with Ariix.

Under our amended and restated merger agreement with Ariix, we issued 19.7 million shares of our Common Stock and paid $10.0 million in cash to the Sellers in February and March 2021. In addition, we must seek approval from our shareholders to issue up to an aggregate of 40.1 million shares of our Common Stock as additional consideration under the amended and restated merger agreement with Ariix and a related non-compete agreement. If our shareholders fail to approve the issuance of an aggregate of up to 40.1 million shares of Common Stock, subject to working capital and post-closing adjustments, at up to three shareholder meetings held after the Ariix Closing Date, we will have to make cash payments of $163.3 million within 90 days after the third shareholder meeting.

If our shareholders fail to approve the settlement of the remaining merger consideration with shares of our Common Stock, we likely will not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing to satisfy such cash obligations on favorable terms or at all. In addition, our ability to satisfy such cash obligations may be limited by applicable law and the terms of the Senior Notes expressly prohibit a cash settlement. Our failure to pay such cash obligations would constitute an event of default under the amended and restated merger agreement.

Our Senior Notes and the related SPA contain financial covenants that require us to maintain certain financial metrics and restrictive covenants that limit our flexibility. A breach of those covenants may cause us to be in default under the Senior Notes and our other indebtedness, and our lenders could foreclose on our assets.

Under our Senior Notes, we were required to maintain restricted cash balances of $18.0 million as of December 31, 2020, which was reduced to $8.0 million in February 2021. Our Senior Notes also require us to achieve earnings before interest, taxes, depreciation and amortization, as defined in the Senior Notes (“EBITDA”), in excess of certain specified thresholds. A failure to increase our revenue levels or an inability to control costs or capital expenditures could negatively impact our ability to meet our financial covenants. If we breach such covenants or the restrictive covenants described below, the lenders could accelerate the repayment of any outstanding borrowings under the Senior Notes. We may not have sufficient assets to repay such indebtedness upon a default. If we cannot repay the indebtedness, the lenders could initiate a bankruptcy proceeding or collection proceedings with respect to our assets.

As of January 4, 2021, we entered in an Amendment Agreement with the lenders to extend the deadline to provide audited annual and unaudited interim financial statements of Ariix LLC from January 4, 2021 until January 31, 2021. As consideration for the concession to enter into the amendment, we were required to issue to the lenders 400,000 shares of our Common Stock with an estimated fair value of approximately $1.1 million. There is no assurance that we will be able to avoid future defaults and financial covenant violations or, if any occur, that the lenders will waive future instances of noncompliance.

The Senior Notes and the related SPA also contain certain restrictive covenants that limit and in some circumstances prohibit, our ability to, among other things, incur additional debt, sell, lease or transfer our assets, pay dividends on our common stock, make capital expenditures and investments, guarantee debt or obligations, create liens, repurchase our common stock, enter into transactions with our affiliates and enter into certain merger, consolidation or other reorganization transactions. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors.

We have incurred losses to date and will likely continue to incur losses.

We have incurred net losses since we commenced operations. For the years ended December 31, 2020 and 2019, our net losses were $39.3 million and $89.8 million, respectively. We had an accumulated deficit of $151.8 million as of December 31, 2020. Our cumulative net losses have had, and likely will continue to have, a material adverse effect on our working capital, assets, and shareholders’ equity. We will likely continue to incur losses in the future and may never generate revenue sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations. Risks to our operating results include those that may be caused by the spread of coronavirus, including absences affecting manufacturing and sales force personnel leading to reduced customer purchasing activity.

We may not have the cash necessary to satisfy our cash obligations under our Senior Notes.

On November 30, 2020, we entered into a Securities Purchase Agreement (“SPA”) for a private placement (the “Private Placement”) of (i) 8.00% Original Issue Discount Senior Secured Notes with an initial principal balance of $32.4 million (the “Senior Notes”), (ii) 800,000 shares of common stock (the “Commitment Shares”), (iii) Class A Warrants to purchase 750,000 shares of Common Stock at an exercise price of $3.75 per share, and (iv) Class B Warrants to purchase 750,000 shares of Common Stock at an exercise price of $5.75 per share. We received gross proceeds of $30.0 million from the purchasers (the “Purchasers”) in the Private Placement that closed on December 1, 2020. The Senior Notes are collateralized under a security agreement (the “Security Agreement”) in favor of the Purchasers. The initial principal balance of the Senior Notes bears interest at 8.0% payable monthly in cash, and the effective interest rate is approximately 42.3%. The Senior Notes are collateralized by a lien on substantially all of our assets.

Beginning in February 2021, the Purchasers may require us to make monthly principal payments in cash up to $1.0 million. Beginning in June 2021, the Purchasers may require us to make monthly principal payments in cash up to $2.0 million. We may not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing to satisfy such cash obligations on favorable terms or at all. In addition, our ability to satisfy such cash obligations may be limited by applicable law or the terms of other instruments governing our indebtedness. Our failure to pay such cash obligations would constitute an event of default under the Note and security agreement, which in turn could constitute an event of default under any of our outstanding indebtedness, resulting in the acceleration of such indebtedness and required prepayment and further restricting our ability to satisfy such cash obligations.

Our ability to make scheduled payments of the principal and interest on the Senior Notes, or to refinance the Senior Notes, depends on our future performance, which is subject to prevailing economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we cannot generate such cash flow, we may have to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in these activities or engage in these activities on desirable terms, which could cause a default on our debt obligations.

Business Environment and Competition Risks

The recent COVID-19 pandemic has negatively affected and will continue to hurt our business, financial condition, and results of operations.

The public health crisis caused by the COVID-19 pandemic and the measures that have been taken or that may be taken by governments, businesses, including us, and the public at large to limit COVID-19’s spread have had, and we expect will continue to materially negatively affect our business, financial condition, and results of operation. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors we cannot accurately predict and which all will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions taken, or may be taken, in response to the pandemic, and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.

Our global operations expose us to risks associated with the COVID-19 pandemic, which has resulted in challenging operating environments. COVID-19 has spread across the globe to the countries in which our products are made, manufactured, distributed or sold. Authorities in many of these markets have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will further impact us, our customers, employees, contract manufacturers, distributors, suppliers, and other third parties with whom we do business. Due to these measures, we have experienced, and expect to continue to experience, a significant decrease in revenues associated with restaurants, hotels, airports, and stadiums. In addition, due to the pandemic, some retailers have opted to reduce or stop carrying our products in favor of products from very large, well-established companies with large market share. In foreign jurisdictions, which account for approximately 68% of our net revenue for the year ended December 31, 2020, our direct-to-consumer selling model typically relies heavily on our Brand Partner sales force in close contact with our customers.

Stay-at-home and social distancing orders have required some of our employees to work from home when possible, and other employees have been prevented from performing their job duties until the orders are relaxed or lifted. The world-wide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it would likely have a material adverse effect on our business as consumer demand for our products would likely decrease.

In certain jurisdictions, the stay-at-home orders have been relaxed but considerable uncertainty remains about the ultimate impact on our business. Even if the orders are lifted, there is no assurance they will not be reinstated if the spread of COVID-19 resumes. For example, many jurisdictions have recently reinstated orders requiring people to wear masks in public after test results have showed a resurgence of the pandemic. Resurgence of the pandemic in some markets has slowed the reopening process of businesses in those areas, including Europe where additional lockdowns have been recently reinstated. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. While we have initially experienced increased sales in the Direct /Direct / Social Selling segment during the crisis, such increased sales levels have not, and we expect will not, fully offset the sales pressures we have experienced, and we expect will continue to experience in the Direct Store segment while social distancing mandates or recommendations are in effect. The long-term financial impact on our business cannot be reasonably estimated.

The COVID-19 pandemic has required alternative selling approaches that are less effective, such as through social media. We may continue to experience reductions in net revenue using these alternative selling approaches that avoid direct contact with our customers.

There is considerable uncertainty regarding how these measures and future measures in response to the pandemic will impact our business, including whether they will result in further changes in demand for our products, further increases in operating costs (whether because of changes to our supply chain or increases in employee costs or otherwise), how they will further impact our supply chain and whether they will result in further reduced availability of air or other commercial transport, port closures or border restrictions, each or all of which can impact our ability to make, manufacture, distribute, and sell our products. In addition, measures that impact our ability to access our offices, plants, warehouses, distribution centers or other facilities, or that impact the ability of our customers, employees, contract manufacturers, distributors, suppliers, and other third parties to do the same, may impact the availability of our and their employees, many of whom cannot perform their job functions remotely. If a significant percentage of our or our business partners’ workforce cannot work, including because of illness, facility closures, quarantine, curfews, shelter in place orders, travel restrictions or other governmental restrictions, our operations will be negatively affected. Any sustained interruption in our or our business partners’ operations, distribution network or supply chain or any significant continuous shortage of raw materials or other supplies as a result of these measures, restrictions or disruptions can impair our ability to make, manufacture, distribute or sell our products. Compliance with governmental measures imposed in response to COVID-19 has caused and may continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can hurt our business. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may hurt our business. Further, we experienced, and will continue to experience, costs associated with continuing to pay certain employees who are unable to work due to the travel bans and restrictions, quarantines, curfews, shelter in place orders and, therefore, generate no corresponding revenue.

Public concern regarding the risk of contracting COVID-19 impacts demand from consumers, due to consumers not leaving their homes or otherwise shopping in a different manner than they historically have or because some of our consumers have lower discretionary income due to unemployment or reduced or limited work because of measures taken in response to the pandemic. Because we sell a wide variety of products worldwide, the profile of the products we sell and the revenue attributable to such products varies by jurisdiction and changes in demand as a result of COVID-19 will vary in scope and timing across these markets. Any reduced demand for our products or change in consumer purchasing and consumption patterns, and continued economic uncertainty, can hurt our customers’ and business partners’ financial condition, resulting in an inability to pay for our products, reduced or canceled orders of our products, closing of stores, restaurants, airports, hotels, entertainment or sports complexes or other venues where our products are sold, or our business partners’ inability to supply us with ingredients or other items necessary for us to make, manufacture, distribute or sell our products. Such adverse changes in our customers’ or business partners’ financial condition may also result in our recording additional impairment charges for our inability to recover or collect any accounts receivable, owned or leased assets, including certain equipment, or prepaid expenses. In addition, economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which can impair our ability to access these markets on terms commercially acceptable to us, or at all.

There can be no assurance we will succeed in our efforts to mitigate the negative impact of COVID-19, and as a result, our business, financial condition and results of operations and the prices of our publicly traded securities may be adversely affected.

We face strong and varied competition.

Our products and industry are subject to strong and varied competition. Such competitors include: (1) large multinational corporations in the health and wellness, healthy appearance and nutritional performance industries, including but not limited to companies that have established loyal customer bases over several decades; (2) healthy product companies that have an established customer base, and have the same or a similar business plan as we do and may be looking to expand; (3) a variety of other local and national healthy product companies; and (4) multinational corporations in the direct selling business that have large, loyal independent distributor bases.

Many of our current and potential competitors are well established and have longer operating histories, greater financial and operational resources, and greater name and brand recognition than we have. These competitors may have greater credibility with both existing and potential customers. They also may offer more products and more aggressively promote and sell their products. Our competitors may also support more aggressive pricing than we can, which could hurt sales, cause us to decrease our prices to remain competitive, or otherwise reduce the overall gross profit earned on our products. We may not develop or sustain a market position or expand our business. We anticipate that the intensity of competition will increase.

Economic uncertainties or downturns in the general economy could disproportionately affect the demand for our products and services and negatively affect our results of operations.

General worldwide economic conditions have experienced significant fluctuations in recent years, and market volatility and uncertainty remain widespread. During challenging economic times, our distribution customers may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to pay us and hurt our revenue. If such conditions occur, we may have to increase our allowances for doubtful accounts and write-offs of accounts receivable, and our results of operations would be harmed. An economic turndown could also decrease demand for our products due to pricing concerns. The economic conditions in the U.S. and the countries in which we do business also affect foreign exchange rates. We cannot predict the timing, strength, or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy remains relatively strong, the market for our products and services may not experience growth.

Operational Risks

Failure to achieve and maintain effective internal controls could materially hurt our business.

If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. As of December 31, 2020, we did not maintain effective controls over business acquisitions. Specifically, due to the size and timing of the acquisition of Ariix, in combination with the lack of adequate personnel at Ariix with requisite expertise to transition from a privately-held to a publicly-held company, we were not able to file this Report by the required due date. Accordingly, we concluded that this control deficiency constitutes a material weakness. We have developed a plan to remediate this material weakness as soon as possible.

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

A substantial portion of our total assets are classified as long-lived assets and goodwill that are subject to periodic impairment testing. If we determine that impairment exists, it could have a material adverse impact on our results of operations.

Under our accounting policies, we consider whether events and circumstances have occurred that would indicate if it is “more likely than not” that an impairment of our long-lived assets has occurred. We also perform an annual goodwill impairment evaluation during the fourth quarter of each calendar year. Evaluating whether impairment exists involves substantial judgment and estimation. If we project a sustained decline in a reporting unit’s revenues and earnings, it will have a significant negative impact on the fair value of the reporting unit which could result in material impairment charges. Such a decline could be driven by, among other things: (i) changes in strategic priorities; (ii) anticipated decreases in product pricing, sales volumes, and long-term growth rates as a result of competitive pressures or other factors; and (iii) the inability to achieve, or delays in achieving the goals of our strategic initiatives and synergies. Adverse changes to macroeconomic factors, such as increases to long-term interest rates, would also negatively affect the fair value of our reporting units.

During 2019, we determined that our long-lived assets were impaired for an aggregate of $47.2 million. In connection with our acquisition of Ariix in November 2020, we acquired long-lived assets of $135.9 million and we recognized goodwill of $44.7 million. As of December 31, 2020, approximately $291.4 million of our total assets are subject to future impairment evaluations. Future impairment charges could have a material adverse impact on our results of operations.

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

We have made certain assumptions relating to the Ariix acquisition that may prove to be inaccurate, including as the result of the failure to realize the expected benefits of the Ariix acquisition, failure to realize expected revenue growth rates, higher than expected operating, transaction and integration costs, as well as general economic and business conditions that adversely affect the combined company following the Ariix acquisition. These assumptions relate to numerous matters, including:

●	projections of Ariix’s future revenue and revenue growth rates;
●	the amount of goodwill and intangibles that will result from the Ariix acquisition;
●	certain other purchase accounting adjustments that we expect will be recorded in our financial statements in connection with the Ariix acquisition;
●	our ability to maintain, develop and deepen relationships with customers and independent distributors of Ariix; and
●	other financial and strategic risks of the Ariix acquisition.

The ultimate impact of these matters include, but are not limited to, an increased likelihood that future impairment charges related to the goodwill and long-lived assets of Ariix will be required, and that certain financial covenants in our debt agreements may not be adhered to in future reporting periods.

Any failure to successfully integrate Ariix’s business and operations or fully realize potential synergies from the Ariix acquisition in the expected time frame would hurt our business, operating results, and financial condition.

The success of the Ariix acquisition will depend, in part, on our ability to successfully integrate Ariix’s business and operations and realize the anticipated benefits and potential synergies from combining our existing business with Ariix’s business. To realize these anticipated benefits and potential synergies, we must combine these businesses. If we cannot achieve these objectives following the Ariix acquisition, the anticipated benefits and potential synergies of the Ariix acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results and financial condition. The integration process could cause the loss of key employees, loss of key customers, decreases in revenue and increases in operating costs, and the disruption of each company’s ongoing businesses, any of which could limit our ability to achieve the anticipated benefits and synergies of the Ariix acquisition and have a material adverse effect on our business, operating results and financial condition.

We anticipate that we will incur certain non-recurring charges in connection with this integration; however, we cannot identify the timing, nature and amount of all such charges. These integration costs are charged to expense in the period incurred. The significant integration costs could materially affect our results of operations in the period in which such charges are recorded.

Our China business accounts for a significant part of our revenue and anticipated growth. Any decline in sales in China would harm our business results, as would any adverse regulatory action. Repatriation of profits from China may not be ensured.

Our operations in China are conducted by our Ariix subsidiary in Hong Kong, and our other wholly owned subsidiary, Tahitian Noni Beverages (China) Company Limited (“TNI China”) based in Shanghai. TNI China received a direct selling license from the Chinese Ministry of Commerce in 2015. Our China sales were growing at a double-digit rate prior to 2019, making China our second largest market. If we cannot continue to grow sales through our TNI China business, it will hurt our global results.

China is a large and vibrant market but doing business in China requires navigation of a difficult regulatory environment. China has published regulations governing direct selling—and several administrative methods and proclamations have been issued. These regulations require TNI China to use a business model different from the one we offer in other markets. For TNI China to operate under these regulations, we have created and implemented a model specifically for China. However, it is possible that interpretations of direct selling laws could adversely affect our business in China or lead to fines against us or our Brand Partners.

It can take one to three years to obtain product registrations in China. The lengthy process for obtaining product registrations often prevents us from launching new product initiatives in China on the same timelines as other markets around the world.

Chinese regulations prevent persons who are not Chinese nationals from selling in China. Our Brand Partners that do not have a China presence or Brand Partners or wholesalers in China may have engaged or may engage in activities that violate our policies in this market, or that violate Chinese law or other applicable law, and therefore result in regulatory action and adverse publicity.

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

We have subsidiaries and office locations in more than 25 countries. Our current global operations and future initiatives involve a variety of risks, including:

●	changes in the political or economic conditions of a specific country or region,
●	natural disasters and outbreak of disease, including the outbreak and spreading of coronavirus, political and economic instability, including wars, terrorism and political unrest, boycotts, curtailment of trade and other business restrictions,
●	changes in regulatory requirements, taxes, currency control laws, or trade laws,
●	more stringent regulations relating to data security (e.g., the EU General Data Protection Regulation (GDPR)), such as where and how data can be housed, accessed, and used, and the unauthorized use of, or access to, commercial and personal information,
●	differing labor regulations, especially in countries and geographies where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations,
●	challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement systems, policies, benefits, and compliance programs,
●	increased travel, real estate, infrastructure, and legal compliance costs associated with global operations,
●	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering hedging transactions if we do so,
●	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries,
●	laws and business practices favoring local competitors or general preferences for local vendors,
●	limited or insufficient intellectual property protection,
●	political instability or terrorist activities,
●	exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions,
●	treaties or lack of treaties between countries, and change of government structures (such as the UK leaving the European Union) or government withdrawals from trade agreements (such as NAFTA), and
●	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

If we cannot address the risks that may arise in connection with a global business, our financial condition and business result will be hurt.

We have experienced significant growth resulting in changes to our organization and structure, which if not effectively managed, could have a negative impact on our business.

Our headcount and operations have grown substantially in recent years. We increased the number of full-time employees over the past three years from 172 employees on December 31, 2017 to 1,127 employees on December 31, 2020. We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes to preserve our culture could negatively affect growth and achievement of our business objectives.

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

We believe that the development of our trade names and various brands are critical to achieving widespread awareness of our products, and is important to attracting new customers and maintaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable products at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to promote and maintain our brand, our business could be hurt.

If we cannot attract and retain active Brand Partners and customers in our Direct / Social Selling segment, our business may be harmed.

We distribute our products through a network of over 400,000 Brand Partners and customers, and we depend upon them directly for a substantial amount of our revenue. To increase our revenue, we must increase the number of, and the productivity of, our Brand Partners. Thus, our success in the Direct / Social Selling segment depends in part upon our ability to attract, retain, and motivate a large base of Brand Partners. We cannot accurately predict how the number and productivity of our Brand Partners may fluctuate, because we are relying primarily on our Brand Partner leaders to recruit, train, and motivate new Brand Partners. Several related factors affect retention and motivation, including general business and economic conditions, adverse publicity, investigations or legal proceedings, government regulations or actions, public perceptions about our products, and other competing direct / social selling companies that are larger than us and compete for a few persons who desire to become Brand Partners.

We depend on attracting, retaining, developing, and motivating key personnel, including a small number of key management personnel, and losing them could hurt our business.

Success in our industry, specifically as it relates to our healthy products, does and will continue to require highly talented and experienced employees. Due to the growth in this market segment, such personnel and the talent and experience they possess is in high demand. We may be unable to attract and retain these employees. If we fail to attract, train, motivate, and retain talented personnel, our business, financial condition, and operating results may be materially hurt.

In addition, we rely on a small number of key individuals to manage our business and operations. We do not carry key person insurance covering members of management. Our Chief Financial Officer, Gregory Gould, has announced that he is terminating employment with us on July 2, 2021 and we are currently searching for his replacement. The competition for qualified personnel for our industry is intense. We will need to hire additional personnel as we continue to expand. We may not attract, retain, and develop quality personnel on acceptable terms due to the competition for such personnel, which could have an adverse effect on our business operations, financial condition and operating results.

Uncertainty about the effect of the Ariix acquisition on our and Ariix’s employees may have an adverse effect on us or Ariix and, consequently, the combined business resulting from the Ariix acquisition. This uncertainty may impair our and Ariix’s ability to attract, retain and motivate key personnel until the Ariix acquisition is integrated, or longer for the combined entity. Employee retention may be particularly challenging during the ongoing integration period as our and Ariix’s employees may experience uncertainty about their future roles with the combined business. Additionally, certain of Ariix’s officers and employees own Ariix membership interests and will be entitled to receive a portion of the consideration for the Ariix acquisition, the payment of which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment with the combined business. If key employees depart because of issues relating to the uncertainty and difficulty of integration, financial incentives, or a desire not to become employees of the combined business, we may incur significant costs in identifying, hiring and retaining replacements for departing employees, which could substantially reduce or delay our ability to realize the anticipated benefits of the Ariix acquisition.

In our Direct / Social Selling segment, Tahitian Noni Juice, TruAge® MAX, Nutrifii and Slenderiiz constitute a significant portion of our sales.

Tahitian Noni Juice, TruAge® MAX, Nutrifii and Slenderiiz constitute a significant portion of our Direct / Social Selling segment sales, accounting for approximately 70% and 82% of our net revenue for 2020 and 2019, respectively. We face strong competition from other companies producing noni and other superfruit products. If consumer demand for these products shifts or declines or our competitors are more successful in the markets in which we do business, our financial condition and operating results would be harmed.

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

If we cannot obtain sufficient quantities of raw and packaging materials, delays or reductions in product shipments could occur which would have a material adverse effect on our business, financial condition, and results of operations. The supply and price of raw materials used to produce our products can be affected by several factors beyond our control, such as frosts, droughts, other weather conditions, economic factors affecting growing decisions, various plant diseases and pests, transportation interruption, and foreign imposed restrictions. If any of the foregoing were to occur, such condition may have a material adverse effect on our business, financial condition, and results of operations. In addition, our results of operations depend upon our ability to accurately forecast our requirements of raw materials. Any failure by us to accurately forecast our demand for raw materials could result in an inability to meet higher than anticipated demand for products or producing excess inventory, either of which may hurt our results of operations.

The noni we use in our Direct / Social Selling segment is grown and harvested exclusively in French Polynesia. Noni fruit is the most important raw material used in our Tahitian Noni and TeMana products, and it is important to our success. If the government of French Polynesia prohibited the exportation or use of noni, or, if we could not source noni fruit in French Polynesia in sufficient quantities to meet demand for our products due to adverse weather, natural disasters, soil overuse, labor shortages, or any other reason, our financial condition and results would be harmed. Any adverse publicity regarding the quality of noni grown in French Polynesia would also hurt our results of operations and financial condition.

We depend on our noni processing plant in Tahiti.

Our processing plant in Tahiti produces all the noni puree used in our Tahitian Noni Juice, MAX, and many other noni-based products. Noni puree is sent to manufacturing facilities in American Fork, Utah, Japan, Germany, and China. We depend upon the uninterrupted and efficient operation of our processing plant in Tahiti. The Tahiti operation is subject to power failures, breakdown, failure, or substandard performance of equipment, improper installation or operation of equipment, natural or other disasters, labor strikes, and the need to comply with the requirements or directives of government agencies, including the FDA. The occurrence of these or any other operational problems at our facility may have a material adverse effect on our business, financial condition, and results of operations.

We depend on third-party manufacturers for a portion of our business.

A portion of our revenue depends on third-party manufacturers we do not control. The majority of these manufacturers’ business comes from producing or selling either their own products or our competitors’ products. As independent companies, these manufacturers make their own business decisions. They may determine whether, and to what extent, they manufacture our products, our competitors’ products, and their own products. They may devote more resources to other products or take other actions detrimental to our brands. Our third-party manufacturers can usually terminate their manufacturing arrangements with us without cause. We may need to increase support for our brands in their territories and may not be able to pass on price increases to them. Their financial condition could also be hurt by conditions beyond our control, and our business could suffer. Deteriorating economic conditions could negatively affect the financial viability of third-party manufacturers. These factors could negatively affect our business and results of operations.

We face various operating hazards that could result in the reduction of our operations.

Our operations are subject to certain hazards and liability risks, such as defective, contaminated, or damaged products. The occurrence of such a problem could result in a costly product recall, serious damage to our reputation for product quality, and potential lawsuits. Although we maintain insurance against certain risks under various general liability and product liability insurance policies, our insurance may not be adequate to cover any incidents of product contamination or injuries resulting from our operations and our products, or damages to reputation and goodwill. We may not be able to continue to maintain insurance with adequate coverage for liabilities or risks arising from our business operations on acceptable terms. Even if the insurance is adequate, insurance premiums could increase significantly which could result in higher costs to us.

Growth of operations will depend on the acceptance of our products and consumer discretionary spending.

The acceptance of our healthy products by both consumers and by retailers to gain distribution is critically important to our success. Our business could be harmed if there are shifts in retailer priorities and shifts in user preferences away from our products, and if we cannot develop effective healthy products that appeal to both retailers and consumers. Our success depends to a significant extent on discretionary user spending, which is influenced by general economic conditions and the availability of discretionary income. We may experience an inability to generate revenue during economic downturns or during periods of uncertainty, where users may purchase products that are cheaper or forego purchasing any healthy products. Any material decline in discretionary spending could hurt our sales, results of operations, business, and financial condition.

Demand for products we sell depends on many factors, including the number of customers we can attract and retain over time, the competitive environment in the healthy products industry. Lack of demand may force us to reduce prices below our desired pricing level or increase promotional spending, and the inability to anticipate changes in user preferences and to meet consumer needs in a timely cost-effective manner could result in immediate and longer-term declines in the demand for the products we offer, which could hurt our sales, cash flows and overall financial condition.

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

A disruption in production at our product manufacturing facilities could have a material adverse effect on our business. In addition, a disruption could occur at any of our other facilities or those of our suppliers, bottlers, or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, water scarcity, manufacturing problems, disease, strikes, transportation or supply interruption, government regulation, cybersecurity attacks or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more, or may take a significant time to start production, each of which could negatively affect our business and financial performance.

We are subject to seasonality related to sales of our products.

Our business is subject to seasonal fluctuations. Historically, a significant portion of our net revenue and net earnings has been realized during the period from May through September. Our operating results may vary significantly from quarter to quarter. Our operating results for any particular quarter are not necessarily indicative of any other results. If our sales were to be substantially below seasonal norms, our annual revenues and earnings could be materially hurt.

Legal, Regulatory and Compliance Risks

We may violate government laws and regulations.

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

In certain jurisdictions, these legal and regulatory requirements may be more stringent than those in the United States. Noncompliance with regulations or requirements could subject us to investigations, sanctions, mandatory recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions, and may result in our inability to provide certain products and services to customers or prospective customers. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, or if customers make claims against us for compensation, our business, financial condition, and results of operations could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees and costs. Enforcement actions and sanctions could further harm our business, financial condition, and results of operations.

For example, on November 19, 2020, Ariix’s subsidiary in Japan (the “Japanese Subsidiary”) received an order from the Japan Consumer Affairs Agency notifying it of a nine-month suspension for recruiting new distributors in Japan. For the first nine months of 2020 and 2019, Ariix recognized net revenue related to the Japanese Subsidiary of $33.7 million and $31.1 million, respectively. Since the entire suspension period will be reported in our operating results, this suspension of recruiting and the related sanction may result in a material reduction in sales for the Japanese Subsidiary for the nine-month suspension period.

Our Brand Partners could violate marketing or advertising laws or regulations.

In our Direct / Social Selling segment, we sell through Brand Partners. Brand Partners sign an agreement with a business unit within the Direct / Social Selling segment agreeing to comply with all our policies and procedures, including without limitation our Policy Manual. Our policies prohibit false and misleading advertising and making improper health and income claims. We require Brand Partners to clear all promotional materials in advance with our Compliance Department. However, despite our efforts, occasionally Brand Partners violate our policies and publish inappropriate marketing materials describing our products or programs. It is impossible to monitor all social media outlets and all Brand Partner communications. Our Compliance Department takes commercially reasonable means, including a computer program that actively searches for improper advertising, to find improper Brand Partner advertising—and when we find such advertising, we require the Brand Partner to correct it. Some such promotional communications have lingered for years in obscure places on the internet and, by the time we find them, the Brand Partner is no longer affiliated with us and is not cooperative in removing the offending advertising. These violations by Brand Partners could lead to actions against us by regulatory agencies, states’ attorney generals, and private parties and could have an adverse impact on our business, financial condition, and operational results.

We are subject to the Foreign Corrupt Practices Act of 1977 (the “FCPA”) and other similar anti-corruption, anti-bribery and anti-kickback laws and regulations, and any noncompliance with those laws or regulations by us or others acting on our behalf could materially hurt our business, financial condition and results of operations.

The FCPA and other similar anti-corruption and anti-bribery laws and regulations in other jurisdictions generally prohibit companies and their intermediaries from offering or providing improper things of value to foreign officials for the purpose of obtaining or retaining business or securing regulatory benefits. Under these laws, we may become liable for the actions of employees, officers, directors, agents, representatives, consultants, or other intermediaries, or our strategic or local partners, including those over whom we may have little actual control. We are continuously engaged in transacting business, including in new locations, around the world. Because we will maintain and intend to grow our international sales and operations, we have contacts with foreign public officials, and therefore potential exposure to liability under laws such as the FCPA.

If we are found liable for violations of the FCPA or other similar anti-corruption, anti-bribery, or anti-kickback laws or regulations, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could materially hurt our business, financial condition, and results of operations.

Litigation and publicity concerning product quality, health, and other issues could adversely affect our results of operations, business, and financial condition.

Our business could be hurt by litigation and complaints from customers or government authorities resulting from product defects or contamination, operations, workplace inspections, alleged data breaches, or other issues. Adverse publicity about these allegations may negatively affect us, whether or not the allegations are true, by discouraging customers from buying our products. We could also incur significant liabilities if a lawsuit or claim results in a decision against us, or litigation costs, regardless of the result. Further, any litigation may distract our key employees or cause them to expend resources and time normally devoted to the operation of our business.

Our CBD product line is subject to varying, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumers perceptions and we may be unable to commercialize our CBD-infused beverages.

We have announced the launch of a new product line consisting of CBD-infused beverages. Our intention is to commercialize the new line of beverages when legally permitted in local markets. In February 2020, we launched a CBD beverage shot in Japan. The CBD and cannabis industry in Japan, the U.S. and elsewhere is evolving and subject to varying, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. For example, the Agriculture Improvement Act of 2018 removes hemp from the Controlled Substances Act and permits the production and marketing of hemp and derivatives of cannabis with less than 0.3 percent concentrations of THC. However, in a 2019 statement from Scott Gottlieb, then FDA Commissioner, the Commissioner reemphasized its agency’s authority and intent to regulate products containing cannabis or cannabis derived compounds under the Federal Food, Drug and Cosmetic Act and Section 351 of the Public Health Service Act. We do not market or sell CBD beverages in the U.S. and do not intend to market or sell CBD ingestible products in the U.S. until we can do so in compliance with applicable laws.

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

From time to time, we may face intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties. Some of these claims may lead to litigation. The outcome of any such litigation can never be guaranteed, and an adverse outcome could affect us negatively. For example, if a third party prevailed in an infringement claim against us, we may have to pay substantial damages (including up to treble damages if such infringement was willful). In addition, we could face an injunction, barring us from conducting the allegedly infringing activity. The outcome of the litigation could require us to enter into a license agreement which may not be under acceptable, commercially reasonable, or practical terms or we may be precluded from obtaining a license. It is also possible that an adverse finding of infringement against us may require us to dedicate substantial resources and time in developing non-infringing alternatives, which may or may not be possible. With diagnostic tests, we would also need to include non-infringing technologies which would require us to re-validate our tests. Any such re-validation, besides being costly and time consuming, may be unsuccessful.

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

Limits on the sales compensation we can pay to our Brand Partners in certain countries could harm our business and cause regulatory risks.

Certain markets, including China, Korea, Indonesia, and Vietnam, impose limits on the sales compensation we can pay our Brand Partners. For example, in Korea, local regulations limit sales compensation to 35% of our total revenue in Korea. These regulations may inhibit persons from becoming Brand Partners or cause interested persons to join competitors not focused on compliance. We have had to modify our compensation plan in certain markets to comply. It is difficult to keep compensation within limits and we may, therefore, be at risk of violating limits even as we are trying to act under the regulations. It is not always clear which revenues and expenses are within the scope of regulations. Any failure to keep sales compensation within legal limits in the above and other markets could result in fines or other sanctions, including suspensions.

General Risk Factors

Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute shareholder value, and hurt our financial condition and results of operations.

We may seek to acquire or invest in businesses and product lines we believe could complement or expand our product offerings, or otherwise offer growth opportunities. Pursuing potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not the acquisitions are completed. If we acquire businesses, we may not successfully integrate the acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. We may not find and identify desirable acquisition targets or succeed in contracting with any particular target or obtain adequate financing to complete such acquisitions. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could hurt our results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition, and results of operations may be hurt.

Our shareholders may experience future dilution as a result of future equity offerings and issuances to settle business combination consideration.

To raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock. For example, we issued an aggregate of approximately 56.8 million shares of our Common Stock in public offerings and 2.1 million shares of our Common Stock in business combinations during the three-year period ended December 31, 2020. In addition, we must seek approval from our shareholders in 2021 to issue up to an aggregate of 40.1 million shares of our Common Stock as additional consideration under the amended and restated merger agreement with Ariix and a related non-compete agreement.

We may be unable to sell shares or other securities in any other offering at a price per share that is equal to or greater than the most recently publicly-traded price or the price per share paid by existing investors, and investors purchasing our shares or other securities in the future could have rights superior to existing shareholders. The price per share at which we sell additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock in future transactions may be higher or lower than the price per share at this time.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could cause a delisting of our Common Stock.

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

Events such as severe weather conditions, natural disasters, regional and global epidemics, government policies and treaties, hostilities, and social unrest, among others, can hurt our results and prospects.

Severe weather conditions, natural disasters, hostilities and social unrest, any shifting climate patterns, terrorist activities, health epidemics or pandemics (or expectations about them), including the COVID-19 outbreak, social unrest, and changes in government policies and treaties can hurt consumer spending and confidence levels and product supply availability and costs, and the local operations in affected markets, all of which can affect our results and prospects. Neither the duration nor scope from the COVID-19 pandemic can be predicted. Therefore, while we expect this outbreak will continue to negatively affect our results, the related future financial impact cannot be reasonably estimated.

The price of our Common Stock may be volatile and hurt by many factors.

The market price of our Common Stock could fluctuate significantly in response to various factors and events, including without limitation:

●	our ability to integrate operations, products, and services related to our acquisition of Ariix,
●	our ability to execute our business plan,
●	operating results below expectations,
●	litigation regarding product contamination,
●	our issuance of additional securities, including debt or equity or a combination thereof, which may be necessary to fund our operating expenses,
●	announcements of new or similar products by us or our competitors,
●	loss of any strategic relationship, including raw material provider or distributor relationships,
●	period-to-period fluctuations in our financial results,
●	changes in foreign exchange rates,
●	developments about intellectual property rights,
●	changes in legal, regulatory, and enforcement frameworks affecting our products,
●	material weaknesses in our internal control over financial reporting,
●	the addition or departure of key personnel,
●	announcements by us or our competitors of acquisitions, investments, or strategic alliances,
●	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry,
●	the level and changes in our year-over-year revenue growth rate,
●	the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts,
●	any delisting of our Common Stock from Nasdaq due to any failure to meet listing requirements,
●	economic and other external factors, and
●	the general state of the securities market.

These market and industry factors may materially reduce the market price of our Common Stock, regardless of our operating performance. Securities markets have from time-to-time experienced significant price and volume fluctuations unrelated to the performance of particular companies.

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

We have incurred net operating losses (“NOLs”) for U.S. income tax purposes during our history. If we continue to generate taxable losses, unused losses will carry forward to offset future taxable income until such unused losses expire. Under Internal Revenue Code (“Code”) Section 382, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percent change (by value) in its equity ownership by certain shareholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, (and other pre-change tax attributes as applicable) to offset its post change income may be limited. We may have experienced ownership changes in the past and may experience ownership changes and/or subsequent shifts in our stock ownership (some of which shifts are outside our control). If we generate net taxable income, our ability to use our pre-change NOLs to offset such taxable income is expected to be subject to limitation under Code Section 382. Similar provisions of state tax law may also apply. Even if we attain profitability, we may be unable to use a material portion of our NOL’s and other tax attributes.

We have not and may never pay dividends to shareholders.

We have not declared or paid any cash dividends or distributions on our capital stock and our Senior Notes prohibit us from paying dividends. We intend to retain our future earnings to support operations and to finance expansion, and therefore we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

The declaration, payment, and amount of any future dividends will be made at the discretion of our Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. Dividends may never be paid, and, if dividends are paid, the amount of any such dividend is unknown. If we do not pay dividends, our Common Stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We believe our current physical properties are sufficient and adequate to meet our current and projected requirements. Presented below is a discussion about our key properties by operating segment.

Direct Store Segment

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

In April 2019, we entered into a lease for a new facility in Aurora, Colorado where we conduct operations, packaging, distributions and administrative activities for our Direct Store segment. This building consists of approximately 156,000 square feet and provides for average monthly rent of approximately $68,000 over the remaining lease term which expires in April 2029.

We are currently attempting to sublease our former corporate headquarters and distribution facility located at 1700 E. 68th Avenue in Denver, Colorado. The monthly rent for this building averages approximately $58,500 over the remaining lease term that expires in March 2027.

Direct/ Social Selling Segment

The Direct/ Social Selling segment’s headquarters is in American Fork, Utah, in a 140,000 square foot office, manufacturing, warehouse, and shipping facility custom built on a 12-acre parcel for our exclusive use. Our monthly obligation for base rent averages approximately $93,640 per month over the remaining lease term which expires in April 2026.

In March 2019, we entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.1 million of the land and building in Tokyo that serves as the corporate headquarters of Morinda’s Japanese subsidiary. Concurrently with the sale, we entered into a lease of this property for a term of 27 years with the option to terminate any time after seven years. The monthly lease cost is ¥20.0 million (approximately $194,000 based on the exchange rate as of December 31, 2020) for the initial seven-year period of the lease term. After the seventh year of the lease term, either party may elect to adjust the monthly lease payment to the then current market rate for similar buildings in Tokyo. In order to secure our obligations under the lease, we provided a refundable security deposit of approximately $1.8 million. At any time after the seventh year of the lease term, we may elect to terminate the lease. However, if the lease is terminated before the 20th anniversary of the lease inception date, then we will be obligated to perform certain restoration obligations, which we considered to be a significant penalty whereby there is reasonable certainty that we will not elect to terminate the lease prior to the 20-year anniversary.

We have a manufacturing, office and warehouse facility in Chongqing, China, consisting of three buildings totaling approximately 64,500 square feet which are located on about three acres of land leased from the government through July 2060. Additional store and office facilities are leased in many cities in China, including Shanghai, Beijing, Taiyuan, Fuzhou, Hangzhou, Guangzhou, Weihai, Nanjing, and Shenyang. We have a warehouse and noni-processing facility in Mataiea, Tahiti, consisting of approximately 82,250 square feet in a building located on about 13.5 acres of land leased from the government through May 2030. We also lease office space in 36 additional locations in Europe, Asia and North and South America.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our Common Stock began trading on the Nasdaq Capital Market on February 17, 2017, under the symbol “NBEV.” On March 12, 2021, there were approximately 730 shareholders of record of our Common Stock. We believe the number of beneficial owners of our Common Stock are substantially greater than the number of record holders because a large portion of our outstanding Common Stock is held of record in broker “street names” for the benefit of individual investors.

Dividends

The payment of any dividends is generally at the discretion of our Board of Directors. However, we are currently prohibited from paying dividends under our Senior Notes, and we have not paid any cash dividends on our Common Stock to date. The payment of any future cash dividends will be dependent upon our revenue, earnings and financial condition from time to time. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our Board of Directors will declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” which is incorporated by reference to our definitive 2021 Proxy Statement expected to be filed with the SEC by March 31, 2021.

Recent Sales of Unregistered Securities

Pursuant to the closing of our amended and restated merger agreement with Ariix on November 16, 2020, we agreed to issue 19,703,703 shares of our Common Stock that were issued in February 2021. For additional information, please refer to our Current Report on Form 8-K that we filed with the SEC on November 16, 2020.

On December 1, 2020, we issued 8.00% Original Issue Discount Senior Secured Notes with an initial principal balance of $32,432,000, 800,000 shares of our Common Stock, Class A Warrants to purchase 750,000 shares of Common Stock with an exercise price of $3.75 per share, and Class B Warrants to purchase 750,000 shares of Common Stock with an exercise price of $3.75 per share, in connection with a private placement that resulted in gross proceeds of $30,000,000. For additional information, please refer to our Current Report on Form 8-K that we filed with the SEC on December 1, 2020.

All of these securities were issued in reliance upon an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve public offerings of securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 6, 2020, we purchased from Brent Willis, our Chief Executive Officer, a total of 780,000 shares of Common Stock based on the closing market price of $1.53 per share. The total purchase price was approximately $1,193,000. The shares were immediately canceled and returned to the Company’s authorized but unissued shares of Common Stock.

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

Our Business Model

We are an organic and healthy products company intending to become the world’s leading social selling and distribution company. NewAge, Inc. is a purpose-driven firm dedicated to providing healthy products to consumers and inspiring them to “Live Healthy.” We commercialize our portfolio of products across more than 50 countries worldwide and strive to disrupt with industry leading social selling tools and technologies. More than 75% of the company’s revenue is ordered and fulfilled online, and more than 75% of our products are delivered directly to consumers’ homes.

We compete in three major category platforms including health and wellness, healthy appearance, and nutritional performance. Within its category platforms, we develop and market a portfolio of science-based, functionally differentiated, and superior performing products and brands. The Company differentiates its products utilizing its patents, proprietary formulas and production process and trade secrets and focuses its functional differentiation utilizing different combinations of:

●	Phytonutrients and micronutrients
●	Plant-based ingredients
●	CBD
●	Noni
●	Clean/non-toxic ingredients

Utilizing these functionally differentiated ingredients, we intend to build ‘hundred-million dollar’ focus brands in each of our respective platforms. For example, Tahitian Noni already meets this standard, is our largest brand, and has sold more than $7.0 billion since its inception, including approximately $360 million cumulatively recognized by us since our acquisition of Morinda in December 2018. We have multiple studies and human trials validating Tahitian Noni’s efficacy and benefits for reducing inflammation and strengthening the body’s protection against viruses. Also, within the health and wellness platform is our LIMU brand, a fucoidan-rich beverage sourced from seaweed. We have two core brands within the healthy appearance platform including TeMana, a unique skin care portfolio that is infused with Tahitian Noni, and Lucim, a line of clean skin care products expanding worldwide that was launched in 2020. In the nutritional performance platform, we commercialize a full line of weight management and other human needs states addressing nutritional supplements and nutraceuticals and are building out our core brands within the platform.

We believe that the major trend in consumer goods is direct delivery, e-commerce ordering and fulfillment, with purchase intent being driven by social media and friends and family. According to Euromonitor International’s 2019 Lifestyles Survey, the largest driver of purchase intent in every major region of the world was friends and family recommendations and related social media posts. The Company further believes that these fundamental trends negate the historic advantage of traditional manufacturers geared toward sale of their products, utilizing traditional media, merchandized in traditional retail outlets.

We believe one of NewAge’s competitive advantages is its network of more than 400,000 Brand Partners around the world, and its own DSD system that provides near captive distribution in our respective market areas. We have developed a robust infrastructure and set of execution capabilities across more than 50 countries, with a primary focus on our core markets of Japan, Greater China, Western Europe, and North America. We are selectively invested in emerging market areas whereby the combination of the business opportunity and consumer demographics intersect to form an attractive investment profile for our model. These markets include Russia and the CIS countries, the Southern Cone of Africa, and selected markets in Latin America and South East Asia.

NewAge has the scale and infrastructure underpinning what we believe to be a differentiated and disruptive business strategy. NewAge believes that what, where, when and how consumers are buying consumable products is transforming. Commercializing its portfolio of healthy brands through primarily a direct-route-to-market, utilizing proprietary and industry-leading social selling technology, and connecting with consumers on their terms with our team of more than 400,000 Brand Partners enables us to take advantage of the fundamental disintermediation happening in consumer product goods.

Operating Segment Overview

Since the consummation of the business combination with Morinda in December 2018, our operating segments have consisted of the Noni by NewAge segment and the NewAge segment. Upon completion of the business combination with Ariix, which comprised a portion of the Noni by NewAge segment, we rebranded this segment as the Direct / Social Selling segment to better reflect the overall characteristics shared by the business units that comprise this segment.

The net revenue and total assets of the Direct / Social Selling segment increased significantly with the closing of our acquisition of Ariix on November 16, 2020. The Direct / Social Selling segment is engaged in the development, manufacturing, and marketing of products in three core category platforms including health and wellness, healthy appearance, and nutritional performance. The Direct /Direct / Social Selling segment has manufacturing operations in Tahiti, Germany, Japan, the United States, and China. The Direct / Social Selling segment’s products are sold and distributed in more than 50 countries using Brand Partners through our direct-to-consumer selling network and e-commerce business model. Over 60% of the net revenue of the Direct /Direct / Social Selling segment is generated in the key Asia Pacific markets of Japan, China, Taiwan, and Indonesia.

On July 10, 2019, we completed a business combination with Brands Within Reach, LLC (“BWR”) whereby BWR became a wholly owned subsidiary. With the changing economics in the retail brand beverage sector exacerbated by COVID-19, on September 24, 2020, we sold BWR and the related rights to the brands with substantially all of our U.S. retail brands to focus on the more profitable, larger scale, higher potential Direct /Direct / Social Selling segment of our business. BWR and the U.S. retail brands are included in the Direct Store segment from the date of acquisition through the disposal date and are referred to herein as the “Divested Business”. For periods after disposal of the Divested Business, the Direct Store segment is primarily comprised of our DSD network that distributes snacks, beverages, and other products direct to stores in Colorado and surrounding states, to wholesale distributors, key account owned warehouses and international accounts using several distribution channels. In addition, the Direct Store segment includes substantially all of our corporate overhead activities.

Recent Developments

On November 16, 2020, we completed our business combination with Ariix for total purchase consideration with an estimated fair value of approximately $155.1 million. Ariix is an international direct selling business that provides products in the health and wellness industry for complete and balanced nutrition, weight loss management, water and air filtration, personal care products, essential oils, and anti-aging skincare. To fund the cash payments required under the amended and restated merger agreement with Ariix, we replaced our debt agreement with East West Bank on December 1, 2020 through the completion of a private placement that included 8.00% Original Issue Discount Senior Secured Notes with an initial principal balance of $32.4 million (the “Senior Notes”), issuance of 800,000 shares of our Common Stock and issuance of warrants for an aggregate of 1.5 million shares of Common Stock.

On January 29, 2021, we entered into a letter of clarification (the “Clarification Letter”) to the Ariix merger agreement. The Clarification Letter explained the intent of the parties as of the Ariix Closing date whereby (i) a restricted cash account of Ariix with a Chinese bank that had a balance of $3.1 million as of the Ariix Closing Date remained an asset of the Sellers and, accordingly, was not conveyed to the Company, and (ii) the number of shares of our Common Stock issuable to the sellers on the first anniversary of the closing date was reduced by 0.5 million shares. In addition, the impact of the $3.1 million reduction of restricted cash reduced the number of shares issuable by 0.6 million shares due to the impact of the working capital adjustment.

On February 9, 2021, we notified Roth Capital Partners LLC of our election to terminate the ATM Agreement that was a significant source of liquidity in 2019 and 2020. On February 11, 2021, we entered into a sales agreement with A.G.P./Alliance Global Partners but the maximum number of shares that may be sold pursuant to the sales agreement is currently limited to less than 3.0 million shares based on the number of authorized shares of Common Stock available as of February 28, 2021.

On February 16, 2021, we entered into a securities purchase agreement in connection with a private placement for an aggregate of approximately 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares of our Common Stock. At the closing on February 22, 2021, we received gross proceeds of approximately $58.0 million. After deducting placement agent fees, we received net proceeds of approximately $53.9 million.

On March 3, 2021, we entered into a Modification and Transition Addendum to Employment Agreement and Indemnification Agreement with Gregory A. Gould, our Chief Financial Officer (the “Gould Agreement”). The Gould Agreement amends the employment agreement with Mr. Gould whereby he will continue to serve as our Chief Financial Officer until July 2, 2021. The Agreement also modifies the Indemnification Agreement, dated December 28, 2019, between the Company and Mr. Gould. As part of the transition, Mr. Gould will receive additional cash compensation and a grant of stock options for 125,000 shares of Common Stock that vest on July 2, 2021.

On March 4, 2021, we entered into a letter of intent to acquire Aliven Inc. (“Aliven”), a Japan-based direct selling company. Aliven currently generates approximately $20 million in annualized net revenue with more than 100,000 customers and Brand Partners. Aliven sells a portfolio of differentiated healthy products including skin care products infused with cultured stem cells, nutritional products, and their patented far-infrared technology products designed for reduction of localized pain. Consideration for the acquisition of Aliven is approximately 1.1 million shares of our Common Stock. Completion of the proposed transaction is subject to negotiation and execution of a definitive agreement and the satisfaction of customary conditions to closing.

These recent developments are discussed further under the caption Liquidity and Capital Resources.

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

Cost of goods sold. Cost of goods sold primarily consists of direct costs attributable to the purchase from third party suppliers or the internal manufacture of beverage products. It also includes freight costs, shrinkage, e-commerce fulfillment, distribution, and warehousing costs related to products sold.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs for our administrative, human resources, finance and accounting employees, and executives. General and administrative expenses also include contract labor and consulting costs, travel-related expenses, legal, auditing and other professional fees, rent and facilities costs, repairs and maintenance, advertising and marketing costs, and general corporate expenses.

Commissions. Commissions earned by our Brand Partners are charged to expense in the same period that the related sales transactions are recognized.

Depreciation and amortization expense. Depreciation and amortization expense is comprised of depreciation expense related to property and equipment, amortization expense related to leasehold improvements, and amortization expense related to identifiable intangible assets.

Loss on disposal of Divested Business. In September 2020, we sold our BWR reporting unit along with substantially all of our U.S. retail brands. The loss that resulted from the disposal is presented as a separate component of our operating expenses.

Business combination expenses. When we enter into business combinations, the acquisition-related transaction costs are accounted for as expenses in the periods in which such costs are incurred. A portion of the consideration in business combinations may be contingent on future operating performance of the acquired business or upon an event such as the approval of our stockholders. In these circumstances, we determine the fair value of the contingent consideration as a component of the purchase price, and all future changes in the fair value of our obligations are reflected as an adjustment to our operating expenses in the period in which the change is determined. In periods when the fair value of contingent consideration increases, we recognize an expense and when the fair value of contingent consideration decreases, we recognize a gain.

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

Interest expense. Interest expense is incurred under our revolving credit facilities, term debt, Senior Notes, and other debt obligations. The components of interest expense include the amount of interest payable in cash at the stated interest rate, accretion and amortization of debt discounts and issuance costs, and “make-whole” premiums incurred and write-offs of debt discounts and issuance costs if we prepay the debt before the scheduled maturity date.

Gain (loss) on change in fair value of derivatives. We periodically enter into certain debt instruments that contain embedded derivatives that are required to be bifurcated and recorded at fair value. Examples of embedded derivatives are provisions that require us to pay the lender default interest upon the existence of an event of default and to pay “make-whole” interest or premiums for certain mandatory and voluntary prepayments of the outstanding principal balance. We also may enter into interest rate swap agreements to effectively convert variable rate debt to fixed rate debt. We perform valuations of all material derivatives on a quarterly basis. Changes in the fair value of derivatives are reflected as net non-operating gains or losses in our consolidated statements of operations.

Interest and other income (expense), net. Interest and other income (expense), net consists of non-operating expenses offset by interest and other non-operating income.

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

Results of Operations

Comparison of Years ended December 31, 2020 and 2019

Our consolidated statements of operations for the years ended December 31, 2020 and 2019 are presented below (dollars in thousands):

	2020	2019	Change

Net revenue	$279,471	$253,708	$25,763
Cost of goods sold	101,982	101,001	981

Gross profit	177,489	152,707	24,782
Gross margin	64%	60%

Operating expenses:
Selling, general and administrative	113,209	114,982	(1,773)
Commissions	85,877	75,961	9,916
Depreciation and amortization expense	8,515	8,382	133
Loss on disposal of Divested Business	3,446	-	3,446
Business combination expense (gain):
Financial advisor and other transaction costs	895	-	895
Gain on change in fair value of earnout obligations	-	(13,809)	13,809
Long-lived asset impairment expense:
Right-of-use assets	400	2,265	(1,865)
Goodwill and identifiable intangible assets	-	44,925	(44,925)

Total operating expenses	212,342	232,706	(20,364)

Operating loss	(34,853)	(79,999)	45,146

Non-operating income (expense):
Interest expense	(4,036)	(3,677)	(359)
Gain (loss) from change in fair value of derivatives, net	(213)	371	(584)
Interest and other income (expense), net	1,653	(227)	1,880
Gain from sale of property and equipment	-	6,365	(6,365)

Loss before income taxes	(37,449)	(77,167)	39,718
Income tax expense	(1,895)	(12,668)	10,773

Net loss	$(39,344)	$(89,835)	$50,491

Presented below is our net revenue, cost of goods sold, gross profit (loss) and gross margin by segment for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Direct / Social Selling Segment				Direct Store Segment
	2020	2019	Change	Percent	2020	2019	Change	Percent

Net revenue	$222,130	$200,708	$21,422	11%	$57,341	$53,000	$4,341	8%
Cost of goods sold	53,105	45,023	8,082	18%	48,877	55,978	(7,101)	(13)%

Gross profit (loss)	$169,025	$155,685	$13,340	9%	$8,464	$(2,978)	$11,442	(384)%
Gross margin	76%	78%			15%	(6)%

As discussed above under the caption Operating Segment Overview, on September 24, 2020, we sold BWR and the Brands Division. The Divested Business was a component of our Direct Store segment and is included in our consolidated statements of operations from the date of acquisition through the disposal date. Presented below is a summary of the combined operating loss of the Divested Business for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019

Net revenue	$10,707	$11,244
Cost of goods sold	12,085	22,670
Gross loss	(1,378)	(11,426)

Operating expenses:
Selling, general and administrative	(5,772)	(4,147)
Commissions	(125)	(159)
Depreciation and amortization expense	(85)	(1,620)
Gain from change in fair value of earnout obligations	-	900
Long-lived asset impairment expense	-	(44,925)

Operating loss	$(7,360)	$(61,377)

Beginning on September 25, 2020, the Direct Store segment is primarily comprised of our legacy DSD and e-commerce lines of business (the “Retained Business”) and our corporate overhead activities. Please refer to the captions below for further discussion with respect to our net revenue, cost of goods sold, gross profit and gross margin by segment, including the results of operations of the Divested Business and the Retained Business of the Direct Store segment.

Net Revenue. Net revenue increased from $253.7 million for the year ended December 31, 2019 to $279.5 million for the year ended December 31, 2020, an increase of $25.8 million or 10%. For the year ended December 31, 2020, the increase in net revenue was primarily attributable to $32.0 million of net revenue generated by Ariix for the period from the closing date for this acquisition on November 16, 2020 through December 31, 2020.

Net revenue for the Direct / Social Selling segment increased by $21.4 million from $200.7 million for the year ended December 31, 2019 to $222.1 million for the year ended December 31, 2020. This increase was attributable to $32.0 million of net revenue from the Ariix reporting unit, partially offset by a reduction in net revenue of $10.6 million for the legacy portion of the Direct / Social Selling segment. We believe the decrease in net revenue for the legacy portion of the Direct / Social Selling segment was primarily caused by lower quantities of products purchased by consumers during the COVID-19 pandemic and the related mass quarantines and government mandated stay-in-place orders that were in effect beginning in March 2020. Our direct-to-consumer selling model typically relies heavily on the use of our Brand Partner sales force in close contact with our customers. However, the COVID-19 pandemic required alternative selling approaches, such as through social media, which was less effective than in-person selling in certain regions. As a result, the legacy portion of the Direct / Social Selling segment’s net revenue decreased by 5% for the year ended December 31, 2020. The geographic breakdown of this decrease was 18% in China, 2% in Japan, and 11% in all other foreign countries as a group. However, the legacy portion of the Direct / Social Selling segment’s net revenue in the United States increased by 12% for the year ended December 31, 2020. In addition to the impact of COVID-19, we believe our net revenue in China related to the legacy portion of the Direct / Social Selling segment was negatively impacted by the introduction in May 2020 of a new compensation plan for our Brand Partners, which typically results in tentative buying patterns until the mechanics of the new plan are fully understood.

Net revenue for the Direct Store segment increased by $4.3 million from $53.0 million for the year ended December 31, 2019 to $57.3 million for the year ended December 31, 2020. This increase was primarily attributable to an increase in net revenue for the Retained Business of the Direct Store segment of $4.9 million from $41.7 million for the year ended December 31, 2019 to $46.6 million for the year ended December 31, 2020. The increase in net revenue for the Retained Business of the Direct Store segment was primarily attributable to increased net revenue by our DSD business due to new customers and expansion of the product portfolio. For the year ended December 31, 2020, net revenue for the Divested Business of the Direct Store segment decreased by approximately $0.5 million from $11.2 million for the year ended December 31, 2019 to $10.7 million for the year ended December 31, 2020. This decrease in net revenue for the Divested Business of the Direct Store segment was due to a reduction of $2.0 million in net revenue related to our U.S. retail brands, partially offset by an increase of $1.5 million in net revenue related to BWR that was included in our operating results for approximately nine months in 2020 compared to six months in 2019.

Cost of goods sold. Cost of goods sold increased from $101.0 million for the year ended December 31, 2019 to $102.0 million for the year ended December 31, 2020, an increase of $1.0 million. Cost of goods sold for the Direct/ Social Selling segment increased by $8.1 million, partially offset by a decrease in cost of goods sold of $7.1 million for the Direct Store segment.

Cost of goods sold for the Direct / Social Selling segment increased by $8.1 million or 18% for the year ended December 31, 2020. This increase was primarily attributable to the cost of products sold by Ariix of $8.1 million after the closing date on November 16, 2020. Cost of goods sold for the legacy business of the Direct / Social Selling segment was unchanged in comparison to the 5% reduction in net revenue as discussed above. For the year ended December 31, 2020, the legacy business of the Direct / Social Selling segment recognized an increase in excess and obsolete and other inventory variances of $0.9 million compared to the year ended December 31, 2019. For the year ended December 31, 2019, the Direct / Social Selling segment also had a non-recurring charge to cost of goods sold of $2.1 million that related to the sale of inventories acquired as part of the Morinda business combination that closed in December 2018. The fair value of work-in-process and finished goods inventories on the closing date of the Morinda business combination exceeded the historical carrying value, which represented an element of built-in profit on the closing date that was charged to cost of goods sold as the related inventories were sold for the year ended December 31, 2019. In order to partially mitigate the effects of COVID-19 for the year ended December 31, 2020, we offered additional discounts and promotions that are reflected in cost of goods sold. The effects of these higher discounts and promotions compared to the year ended December 31, 2019 contributed to cost of goods sold that were unchanged, whereas net revenue for the legacy business of the Direct / Social Selling segment decreased by 5%.

Cost of goods sold for the Direct Store segment decreased by $7.1 million from $56.0 million for the year ended December 31, 2019 to $48.9 million for the year ended December 31, 2020. Cost of goods sold for the Divested Business decreased by approximately $10.6 million from $22.7 million for the year ended December 31, 2019 to $12.1 million for the year ended December 31, 2020. This decrease was primarily attributable to a reduction in write-offs related to cost of goods sold and excess and obsolete inventories of $6.0 million, plus a reduction in product costs associated with a 5% decrease in net revenue for the Divested Business. Cost of goods sold for the Retained Business increased by $3.5 million or 10%, from $33.3 million for the year ended December 31, 2019 to $36.8 million for the year ended December 31, 2020. The increase in cost of goods sold for the Retained Business was primarily attributable to higher product costs associated with a 12% increase in net revenue.

Gross profit. Gross profit increased from $152.7 million for the year ended December 31, 2019 to $177.5 million for the year ended December 31, 2020, an increase of $24.8 million or 16%. The increase in gross profit consisted of $13.3 million for the Direct/ Social Selling segment and $11.4 million for the Direct Store segment. The improvement in gross profit for the Direct/ Social Selling segment was attributable to $24.0 million of gross profit generated by Ariix after the closing date for this acquisition on November 16, 2020. The legacy business of the Direct/ Social Selling segment experienced a 7% reduction in gross profit due to lower sales due to the COVID-19 pandemic in combination with our increased use of discounts and promotions.

The Direct Store segment accounted for an increase in gross profit of $11.4 million for the year ended December 31, 2020, driven by net revenue that increased by 8% whereas cost of goods sold decreased by 13%. The Divested Business accounted for approximately $1.4 million and $11.4 million of negative gross profit for the years ended December 31, 2020 and 2019, respectively. The Retained Business accounted for gross profit of approximately $8.4 million and gross margin of 20% for the year ended December 31, 2019, compared to gross profit of $9.8 million and gross margin of 21% for the year ended December 31, 2020.

Consolidated gross margin improved from 60% for the year ended December 30, 2019 to 64% for the year ended December 31, 2020. Gross margin for the Direct/ Social Selling segment decreased from 78% to 76%, whereas gross margin for the Direct Store segment increased from negative 6% for the year ended December 31, 2019 to positive 15% for the year ended December 31, 2020.

Selling, general and administrative expenses. SG&A expenses decreased from $115.0 million for the year ended December 31, 2019 to $113.2 million for the year ended December 31, 2020, a decrease of $1.8 million. This decrease was comprised of reductions in marketing costs of $7.1 million, stock-based compensation expense of $1.7 million, occupancy costs of $1.0 million, and travel costs of $0.8 million. These decreases in SG&A expense totaled $10.6 million and were partially offset by increases in (i) severance costs of $2.6 million, (ii) professional fees of $2.5 million that was driven by higher auditing, consulting costs and legal fees, (iii) cash-based compensation of $1.8 million, (iv) general business expenses of $0.9 million that was partially driven by higher director and officer insurance costs in 2020, and (v) communications expense of $0.8 million.

We incurred severance costs of $2.6 million in connection with restructuring plans initiated in April and August 2020 that resulted in the termination of approximately 150 employees. The annualized compensation cost for these terminated employees amounted to approximately $9.6 million. In addition, the Divested Business accounted for approximately $5.7 million and $5.8 million of our SG&A for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, cash-based compensation and benefits increased due to the addition of Ariix employees which accounted for $3.9 million of compensation costs, and approximately $0.7 million related to BWR. These increases totaling $4.6 million were partially offset by approximately $2.8 million that was primarily related to savings from the restructuring plans initiated in April and August 2020, resulting in a net increase in cash-based compensation and benefits of $1.8 million for the year ended December 31, 2020.

Commissions. Commissions were $85.9 million for the year ended December 31, 2020 compared to $76.0 million for the year ended December 31, 2019, an increase of $9.9 million. For the year ended December 31, 2020, commissions for the Direct / Social Selling segment consisted of $13.7 million related to our November 2020 acquisition of Ariix and $70.1 million for the legacy business of the Direct / Social Selling segment. Commissions for the legacy business decreased by $4.3 million or 6%, which was in line with the 5% decrease in net revenue discussed above. Commissions related to the Direct Store segment increased by $0.5 million primarily due to increased net revenue for the Retained Business of that segment.

Depreciation and amortization expense. Depreciation and amortization expense included in operating expenses increased from $8.4 million for the year ended December 31, 2019 to $8.5 million for the year ended December 31, 2020, an increase of $0.1 million. This increase was attributable to amortization expense of $1.4 million related to identifiable intangible assets of $131.8 million acquired in our business combination with Ariix in November 2020. The increase in amortization expense related to the Ariix acquisition was offset by lower amortization expense related to the Direct Store segment due to impairment charges in December 2019 that eliminated the net carrying value of substantially all of the intangible assets of the Direct Store segment.

Loss on disposal of Divested Business. On September 24, 2020, we sold our BWR subsidiary and substantially all U.S. retail brands and recognized a loss of $3.4 million. These businesses incurred combined operating losses of $7.4 million and $61.4 million for the years ended December 31, 2020 and 2019, respectively.

Business combination expense (gain). We incurred acquisition related expenses of $0.9 million for the year ended December 31, 2020 whereas no acquisition related expenses were incurred for the year ended December 31, 2019. Substantially all of the acquisition related expenses incurred for the year ended December 31, 2020 consisted of professional fees for due diligence activities and legal fees related to the Ariix business combination that was completed in November 2020.

In connection with the Morinda business combination, we were obligated to make an earnout payment referred to as a Milestone Dividend up to an aggregate of $15.0 million if the Adjusted EBITDA of Morinda was at least $20.0 million for the year ended December 31, 2019. The estimated fair value of the Milestone Dividend decreased by approximately $12.9 million from $13.1 million as of December 31, 2018 to approximately $0.2 million as of December 31, 2019. This reduction in the fair value of the Milestone Dividend resulted in a gain of approximately $12.9 million for the year ended December 31, 2019. For the year ended December 31, 2020, we did not have any gain or loss on the change in fair value of earnout obligations.

Impairment expense. During the fourth quarter of 2020, we performed our annual goodwill impairment testing and determined that no impairment of goodwill existed as of December 31, 2020. Impairment expense related to right-of-use (“ROU”) assets decreased from $2.3 million for the year ended December 31, 2019 to $0.4 million for the year ended December 31, 2020, a decrease of $1.9 million. In June 2019, we began attempting to sublease a portion of our ROU assets previously used for warehouse space that were no longer needed for current operations. As a result, an impairment evaluation was completed that resulted in an impairment charge of $2.3 million for the year ended December 31, 2019. This evaluation was based on the expected time to obtain a suitable subtenant and current market rates for similar commercial properties. As of December 31, 2020, we are continuing our efforts to obtain a subtenant for this space. Due to longer than expected timing to obtain a subtenant that we believe was at least partially attributable to the economic shut down related to COVID-19, we completed an updated impairment evaluation that resulted in an additional impairment charge of $0.4 million for the year ended December 31, 2020. It is possible that further impairment charges will be incurred if we are not able to locate a subtenant in the next several months, or if the sublease terms are less favorable than our current expectations.

During the fourth quarter of 2019, we performed our annual goodwill impairment testing. Our qualitative assessment indicated that impairment may exist for each reporting unit within the Direct Store segment. Therefore, as of December 31, 2019 we also performed a quantitative assessment of the fair value of each of our reporting units within the Direct / Social Selling and Direct Store segments. The primary basis for our quantitative assessment was based in part on a valuation report for all of our reporting units that was performed by an independent specialist. The result of this valuation resulted in an aggregate impairment charge of $44.9 million to eliminate the net carrying value of all goodwill and substantially all identifiable intangible assets related to all of the reporting units of the Direct Store segment.

Interest expense. Interest expense increased from $3.7 million for the year ended December 31, 2019 to $4.0 million for the year ended December 31, 2020, an increase of $0.3 million. For the year ended December 31, 2020, interest expense of $4.0 million was attributable to (i) interest expense based on the contractual rates under the EWB Credit Facility (as defined below) of $0.7 million based on a weighted average interest rate of 5.3% and weighted average borrowings outstanding of $13.1 million for the year ended December 31, 2020, (ii) accretion of discount for a total of $1.1 million related to the Morinda business combination liabilities and the EWB Credit Facility, (iii) imputed interest expense of $0.5 million related to our deferred lease financing obligation, (iv) write-off of debt issuance costs and discount related to the EWB Credit Facility of $0.7 million, and (v) interest expense of $0.9 million at the effective interest rate of 42.3% related to the Senior Notes. Based on the 1.0% contractual rate, interest expense related to our PPP Loans amounted to less than $0.1 million for the year ended December 31, 2020.

For the year ended December 31, 2019, interest expense of $3.7 million was primarily attributable to (i) termination of the revolving credit facility with Siena Lending Group LLC (the “Siena Revolver”) which resulted in a make-whole prepayment penalty of $0.5 million, (ii) accretion of discount and write-off of debt issuance costs of $0.5 million related to the Siena Revolver, (iii) accretion of discount of $1.2 million related to the Morinda business combination liabilities and the EWB Credit Facility, (iv) imputed interest expense of $0.5 million related to our deferred lease financing obligation, and (v) interest expense based on the contractual rates and swap settlements under the EWB Credit Facility of $0.7 million based on a weighted average interest rate of 5.6% and weighted average borrowings outstanding of $15.5 million for the year ended December 31, 2019.

Gain (loss) from change in fair value of derivatives, net. For the year ended December 31, 2020, we recognized a loss from the change in fair value of derivatives of $0.2 million whereas we recognized a gain of $0.4 million for the year ended December 31, 2019. In July 2019, we entered into an interest rate swap agreement with EWB (as defined below). This swap agreement provided for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. For the year ended December 31, 2020, we recognized a loss of $0.2 million from this interest rate swap agreement due to a decline in interest rates. In December 2020, we terminated the swap agreement in connection with the termination of the EWB Credit Facility.

For the year ended December 31, 2019, we recognized a gain of $0.5 million from the change in fair value of embedded derivatives related to the Siena Revolver that was terminated in March 2019, partially offset by a loss related to our interest rate swap agreement of approximately $0.1 million.

Interest and other income (expense), net. Interest and other income (expense), net amounted to income of $1.7 million for the year ended December 31, 2020 and a net expense of $0.2 million for the year ended December 31, 2019. For the year ended December 31, 2020, other income was primarily comprised of foreign exchange gains of $1.4 million and interest income of $0.3 million. For the year ended December 31, 2019, we incurred other debt financing expenses related to the Siena Revolver of $0.2 million.

Gain from sale of property and equipment. On March 22, 2019, we entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.0 million of the land and building in Tokyo that serves as the corporate headquarters of our Japanese subsidiary. Concurrently with the sale, we entered into a lease of this property for an expected term of 20 years with an extension option for an additional seven years. The sale of this property resulted in a gain of $24.1 million. We determined that $17.6 million of the gain was the result of above-market rent inherent in the leaseback arrangement. This portion of the gain is being accounted for as a lease financing obligation whereby the gain will result in a reduction of rent expense of approximately $0.9 million per year over the 20-year lease term. The remainder of the gain of $6.4 million was attributable to the highly competitive process among the entities that bid to purchase the property and, accordingly, was recognized as a gain in our consolidated statement of operations for the year ended December 31, 2019. For the year ended December 31, 2020, we did not have any gains from the sale of property and equipment.

Income tax expense. For the year ended December 31, 2020, we recognized income tax expense of $1.9 million, which primarily consisted of foreign income taxes associated with profitable foreign markets. Due to the establishment of a valuation allowance applied against our domestic net deferred tax assets, we recognized a domestic income tax benefit of $1.0 million for the year ended December 31, 2020.

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

Inflation and changing prices. For the years ended December 31, 2020 and 2019, the impact of inflation and changing prices have not had a significant impact on our net revenue, cost of goods sold and operating expenses.

Liquidity and Capital Resources

Overview

For the year ended December 31, 2020, we incurred a net loss of $39.3 million and cash used in our operating activities amounted to $34.3 million. As of December 31, 2020, our working capital amounted to $4.6 million, and we had an accumulated deficit of $151.8 million. As of December 31, 2020, we had cash and cash equivalents of $43.7 million and the current portion of restricted cash balances of $10.0 million, for a total of $53.7 million.

On November 16, 2020, we completed our business combination with Ariix for total purchase consideration with an estimated fair value of approximately $155.1 million. As a result of the closing, we were obligated to issue 19.7 million shares of our Common Stock and to pay $10.0 million to the Sellers. These shares were issued and substantially all of the cash was paid in February 2021. Pursuant to the amended merger agreement and exclusive of the impact of the working capital adjustment discussed below, we were required to seek approval from our stockholders to issue up to 40.1 million shares of our Common Stock to settle the remainder of the merger consideration. If our stockholders fail to approve the issuance of the aggregate of up to 40.1 million shares of Common Stock at up to three stockholder meetings held after the closing date, we will be required to make cash payments of $163.3 million within 90 days after the third stockholder meeting.

On May 16, 2021, we are required to either pay up to $10.0 million in cash to the Sellers or issue a variable number of shares of its Common Stock with a value up to $10.0 million (the “Interim Ariix Merger Consideration”). The Interim Ariix Merger Consideration is reduced to the extent that working capital of Ariix is less than $11.0 million as of the closing date. Based on the preliminary balance sheet provided by Ariix as of the closing date, working capital amounted to a negative $18.0 million, resulting in a $29.0 million shortfall of the targeted working capital per the amended merger agreement. Ariix also had $5.0 million of long-term accrued business combination liabilities as of the closing date of the transaction which were required to be repaid pursuant to the amended merger agreement. Based on Ariix’s failure to meet the working capital requirements of the amended merger agreement, we expect to eliminate the requirement to pay the Interim Ariix Merger Consideration of $10.0 million. We also believe there will be a reduction in the number of shares issuable on the first anniversary of the closing date by approximately 4.3 million shares based on the agreed settlement price of $5.53 for the working capital deficiency.

On January 29, 2021, entered into a letter of clarification that explained the intent of the parties whereby (i) a restricted cash account of Ariix with a Chinese bank that had a balance of $3.1 million remained an asset of the Sellers, and (ii) the number of shares of our Common Stock issuable to the Sellers on the first anniversary of the closing date was reduced by 0.5 million shares. In addition, the impact of the $3.1 million reduction of restricted cash reduced the number of shares issuable by 0.6 million shares due to the impact of the working capital adjustment.

On November 30, 2020, we entered into a securities purchase agreement for a private placement of our (i) 8.00% Original Issue Discount Senior Secured Notes with an initial principal balance of $32.4 million (the “Senior Notes”), (ii) 800,000 shares of Common Stock (the “Commitment Shares”), (iii) Class A Warrants to purchase 750,000 shares of Common Stock exercisable at $3.75 per share (the “Class A Warrants”), and (iv) Class B Warrants to purchase 750,000 shares of Common Stock exercisable at $5.75 per share (the “Class B Warrants,” and together with the Class A Warrants, the “Warrants”). The Warrants are exercisable until December 1, 2025. At the closing, we received net proceeds of $28.7 million from the private placement. Approximately $14.1 million of the proceeds was used to repay all outstanding principal to terminate our Credit Facility with East West Bank, including the termination of an interest rate swap agreement for $0.4 million and a prepayment fee of $0.1 million.

On February 16, 2021, we entered into a securities purchase agreement in connection with a private placement of an aggregate of approximately 14.6 million shares of our Common Stock and warrants to purchase an aggregate of 7.3 million shares of our Common Stock. At the closing, we received net proceeds of approximately $53.9 million.

On March 3, 2021, we entered into the Gould Agreement with Gregory A. Gould, our Chief Financial Officer that amends the employment agreement with Mr. Gould whereby he will continue to serve as our Chief Financial Officer until July 2, 2021. The Agreement also modifies the Indemnification Agreement, dated December 28, 2019, between the Company and Mr. Gould. As part of the transition, Mr. Gould will receive additional cash compensation in excess of $1.4 million and a grant of stock options for 125,000 shares of Common Stock that vest on July 2, 2021. Pursuant to the Senior Notes, we are required to replace Mr. Gould with a suitable candidate to serve as our Chief Financial Officer within 120 days of Mr. Gould’s termination date. The failure to replace Mr. Gould with an individual reasonably acceptable to the lenders would result in an event of default under the Senior Notes. We expect to hire a suitable replacement for Mr. Gould by the prescribed deadline.

On March 4, 2021, we entered into a letter of intent to acquire Aliven, a Japan-based direct selling company that currently generates approximately $20 million in annualized net revenue with more than 100,000 customers and Brand Partners. Consideration for the acquisition of Aliven is approximately 1.1 million shares of our Common Stock with no material cash payments expected. Completion of the proposed transaction is subject to negotiation and execution of a definitive agreement and the satisfaction of customary conditions to closing.

As shown below under the caption Contractual Obligations, cash payments will be required to settle obligations of approximately $42.2 million during the year ending December 31, 2021, including (i) cash payable to the former owners of Ariix of $10.0 million due in February 2021, (ii) up to $20.0 million of principal and interest under our Senior Notes, and (iii) operating lease payments of $9.3 million.

We believe the current portion of our cash and restricted cash resources of $53.7 million, combined with the net proceeds of $53.9 million from the private placement completed in February 2021, will be sufficient to fund our contractual obligations and working capital requirements for the next 12 months.

Please refer to the sections below for further discussion about our recent financing activities.

February 2021 Private Placement

On February 16, 2021, we entered into a securities purchase agreement in connection with a private placement for the issuance of an aggregate of approximately 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares (the “Warrant Shares”) of Common Stock. At the closing on February 19, 2021, we received gross proceeds of approximately $58.0 million. Roth Capital Partners, LLC acted as the exclusive placement agent in exchange for a fee equal to 7% of the gross proceeds. After deducting the placement agent fees, the net proceeds were approximately $53.9 million.

The warrants have an initial exercise price of $5.00 per share, subject to adjustment in certain circumstances. The warrants are exercisable until the third anniversary of the effectiveness of a registration statement required to be filed within 30 days after the closing pursuant to a separate registration rights agreement. Exercise of the warrants is subject to a beneficial ownership limitation of 4.99% (or 9.99% at the option of the Purchasers).

Pursuant to the registration rights agreement, we agreed to file an initial registration statement on Form S-3 covering the resale of the shares of Common Stock and the Warrant Shares with the SEC by March 18, 2021. We also agreed that the registration statement must be declared effective by the SEC and effectiveness must be maintained within prescribed deadlines set forth in the registration rights agreement. If we fail to comply with these requirements, the investors are entitled to liquidated damages equal to 2.0% of the aggregate subscription amount on each 30-day anniversary of such failure.

Senior Notes

The Senior Notes bear interest at an annual rate of 8.0% applied to the contractual principal balance with such accrued interest payable in cash commencing on December 31, 2020 and continuing monthly thereafter. The aggregate discount related to the Senior Notes was approximately $8.5 million based on the contractual principal balance of $32.4 million and the net carrying value of $23.9 million on the closing date. The discount is being accreted to interest expense using the effective interest method that results in an overall effective interest rate of approximately 42.3%, including the 8.0% stated rate.

For the months of February 2021 through May 2021, the holders of the Senior Notes are entitled to request that we make principal payments up to $1.0 million per month. Beginning in June 2021 and continuing for each subsequent month, the holders of the Senior Notes are entitled to request that we make principal payments of up to $2.0 million per month. All principal payments are required to be paid within five business days of the date that notice is provided by the holders of the Senior Notes. The maturity date of the Senior Notes is on December 1, 2022. However, if the holders of the Senior Notes continue to exercise their rights to demand the maximum principal payments permitted in each month, the Senior Notes would be repaid in full by August 2022. We may prepay all or a portion of the outstanding principal amount of the Senior Notes at any time, subject to a prepayment fee of 3.0% of the outstanding principal balance through December 1, 2021.

Our obligations under the Senior Notes are secured by substantially all of our assets, including all personal property and all proceeds and products thereof, goods, contract rights and other general intangibles, accounts receivable, intellectual property, equipment, and deposit accounts and a lien on certain real estate. We were required to maintain restricted cash balances of $18.0 million until February 2021. Beginning in February 2021, the requirement to maintain restricted cash balances was reduced to $8.0 million until such time that the outstanding principal balance of the Senior Notes is reduced below $8.0 million without regard to the unaccreted discount. The Senior Notes contain certain restrictions and covenants, which restrict the Company’s ability to incur additional debt or make guarantees, sell assets, make investments or loans, make distributions or create liens or other encumbrances. The Senior Notes also require that we comply with certain financial covenants, including maintaining minimum cash, minimum adjusted EBITDA, minimum revenue, and a maximum ratio of cash in foreign bank accounts to cash in U.S. deposit accounts subject to account control agreements.

The Senior Notes contain customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults, material adverse effect defaults, change of management defaults, and a change in control. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become immediately due and payable and interest on the obligations increases to an annual rate of 12.0%.

As a post-closing deliverable, we were required to provide certain historical financial statements of Ariix to the lenders by January 4, 2021. The required financial statements were not available by the deadline, which would have resulted in a default under the securities purchase agreement. The lenders agreed to amend the Senior Notes to extend the deadline in exchange for the issuance of 400,000 shares of Common Stock with a fair value of approximately $1.1 million as of the issuance date. The amendment fee of $1.1 million will be accounted for as an additional discount related to the Senior Notes in the first quarter of 2021.

PPP Loans

Pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we obtained a PPP Loan in April 2020 for approximately $6.9 million. Ariix also obtained a PPP loan for approximately $2.8 million that we assumed in connection with our business combination that closed on November 16, 2020. The PPP Loans are unsecured and guaranteed by the U.S. Small Business Administration (“SBA”), bear interest at a fixed rate of 1.0% per annum and provide for a maturity date in two years. Ariix applied for forgiveness of its PPP loan in 2020 and we intend to apply for forgiveness of our other PPP Loan in 2021. The amount that is subject to forgiveness is equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred during the permitted period as calculated in accordance with the terms of the CARES Act. The eligibility for the PPP Loans, expenditures that qualify toward forgiveness, and the final balance of the PPP Loans that may be forgiven are subject to audit and final approval by the SBA. To the extent that all or part of the PPP Loan is not forgiven, all accrued interest and principal will be payable on the maturity dates in the second quarter of 2022. The terms of the PPP Loans provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loans may be accelerated upon the occurrence of an event of default, including if the SBA subsequently reaches an audit determination that the eligibility criteria were not met.

ATM Offering

Pursuant to an At the Market Offering Agreement (the “ATM Offering Agreement”) with Roth Capital Partners, LLC (“Roth”), we sold an aggregate of 16.1 million shares of Common Stock for gross proceeds of approximately $25.8 million for the year ended December 31, 2020. Total commissions and other offering costs deducted from the gross proceeds were $0.8 million, resulting in net proceeds of $25.0 million. On February 9, 2021, we notified Roth of our election to terminate the ATM Agreement. On February 11, 2021, we entered into a sales agreement with A.G.P./Alliance Global Partners (“AGP”), under which we may offer and sell from time-to-time up to an aggregate of approximately $53.5 million in shares of our Common Stock through AGP. However, the maximum number of shares that may be sold is currently limited to less than 3.0 million shares based on the number of authorized shares of Common Stock available as of February 28, 2021. Accordingly, we do not expect ATM Offerings will be a significant source of liquidity for us until such time that our stockholders approve an increase in the authorized number of shares of Common Stock.

East West Bank Credit Facility

On March 29, 2019, we entered into a credit facility with East West Bank (the “EWB Credit Facility”). The EWB Credit Facility was scheduled to mature on March 29, 2023. However, on December 1, 2020 we terminated the EWB Credit Facility and repaid all outstanding principal, interest and fees from the proceeds received from the private placement consisting of the Senior Notes, Commitment Shares and the Warrants. The EWB Credit Facility provided for (i) a term loan in the original principal amount of $15.0 million (the “EWB Term Loan”) and (ii) a $10.0 million revolving loan agreement (the “EWB Revolver”). As of December 31, 2019, the outstanding principal balances were $14.8 million under the EWB Term Loan and $9.7 million under the EWB Revolver.

Borrowings outstanding under the EWB Credit Facility initially provided for interest at the Prime Rate (4.25% as of December 31, 2019) plus 0.5%. Borrowing requests under the EWB Revolver were subject to various customary conditions precedent, including satisfaction of a borrowing base test. The EWB Revolver also provided for an unused line fee equal to 0.5% per annum of the undrawn portion. The EWB Revolver included a subjective acceleration clause and a lockbox arrangement where we were required to direct our customers to remit payments to a restricted bank account, whereby all available funds were used to pay down the outstanding principal balance under the EWB Revolver. Payments under the EWB Term Loan were interest-only through September 2019. Beginning in October 2019, monthly principal payments of $125,000 plus interest were payable through the maturity date of the EWB Term Loan. We were permitted to prepay the EWB Term Loan before the Maturity Date subject to a prepayment fee of 2% for the first year of the EWB Term Loan and 1% for the second year of the EWB Term Loan.

Our obligations under the EWB Credit Facility were secured by substantially all of our assets. The EWB Credit Facility required compliance with certain financial and restrictive covenants and included customary events of default. Key financial covenants included maintenance of minimum Adjusted EBITDA and a maximum Total Leverage Ratio. As of December 31, 2019, we were not in compliance with the minimum Adjusted EBITDA covenant.

On March 13, 2020, we entered into the Third Amendment to the EWB Credit Facility whereby EWB waived our failure to comply with the minimum Adjusted EBITDA covenant for the 12-month period ended December 31, 2020. In addition, the Third Amendment modified the EWB Credit Facility as follows:

●	We were required to maintain an aggregate of $15.1 million in restricted cash accounts with EWB with subsequent reductions equal to future principal payments under the EWB Term Loan.

●	Less stringent requirements were applicable for future compliance with the minimum adjusted EBITDA covenant, the maximum total leverage ratio, and the fixed charge coverage ratio.

●	The existing provisions related to “equity cures” that may be employed to maintain compliance with financial covenants were increased from $5.0 million to $15.0 million for the year ending December 31, 2020.

●	We were required to obtain equity infusions for at least $15.0 million for the first six months of 2020, and a total of $30.0 million for the year ended December 31, 2020.

●	The interest rate applicable to our outstanding borrowings under the EWB Term Loan and the EWB Revolver increased to 2.0% in excess of the prime rate.

Business Combination Liabilities

The table below summarizes the net carrying value and the range of cash settlements for the Ariix business combination liabilities as of December 31, 2020 (in thousands):

	Net		Maximum
	Carrying		Cash
	Value		Settlement

Business combination obligations to former owners of Ariix:
Derivative liability	$90,874	(1)	$163,265	(1)
Consideration payable in cash in February 2021	10,000		10,000
Assumed business combination obligations from Ariix:
Variable payments in LIMU acquisition	3,656	(2)	4,151	(2)
Variable payments in Zennoa acquisition	2,196	(3)	2,500	(3)
Zennoa consideration payable in May 2021	850		850

Total	$107,576		$180,766

(1)	Pursuant to the Amended Ariix Merger Agreement (as defined in Note 4 to our consolidated financial statements included in Item 8 of this Report), we are required to seek approval from our shareholders to issue up to an aggregate of 40.1 million shares of Common Stock at up to three shareholder meetings held after November 16, 2020 (the “Ariix Closing Date”). If our shareholders fail to approve the settlement in shares of Common Stock, we will be required to make cash payments of $163.3 million within 90 days after the third shareholder meeting. This obligation to issue shares or pay cash is accounted for as derivative liability as of the Ariix Closing Date with a fair value of approximately $90.9 million. Key valuation assumptions included (i) historical volatility of our shares of Common Stock of 77%, (ii) a risk-free interest rate of approximately 0.1%, and (iii) the weighted average cost of capital for us of 16.5%.

(2)	On May 31, 2019, Ariix completed a business combination with The LIMU Company, LLC (“LIMU”) that provided for a cash payment of $3.0 million on the closing date and $5.0 million of deferred consideration payable based on 5.0% of monthly post-closing sales related to the LIMU business. Through December 31, 2020, total payments made by Ariix and us amounted to approximately $0.8 million, resulting in a remaining balance due to the former owners of LIMU of $4.2 million. This obligation is collateralized and subject to a security agreement until the entire amount is paid in full. The net carrying value of $3.7 million represents the estimated fair value of this obligation.
(3)	On November 27, 2019, Ariix completed a business combination with Zennoa, LLC (“Zennoa”) that provided for fixed cash payments of $2.25 million and deferred consideration of $2.5 million that is payable based on annualized sales from the Zennoa business for the latest completed month (the “Zennoa Sales Metric”). Payments related to the deferred consideration commence in December 2020 and are computed using a variable percentage based on the Zennoa Sales Metric. No amounts are payable if the Zennoa Sales Metric is less than $6.0 million, and payments ranging from 3% to 5% of monthly sales are payable if the Zennoa Sales Metric exceeds $6.0 million. The net carrying value of the Zennoa deferred consideration of $2.2 million represents the estimated fair value of this obligation.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019

Net cash provided by (used in):
Operating activities	$(34,251)	$(31,801)
Investing activities	4,479	29,429
Financing activities	28,544	19,394

Cash Flows Used in Operating Activities

For the years ended December 31, 2020 and 2019, we recognized net losses of $39.3 million and $89.8 million, respectively. The following adjustments are taken into account to reconcile our net loss to net cash used in operating activities for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019

Net loss	$(39,344)	$(89,835)
Non-cash expenses	25,311	71,840
Non-cash gains	-	(25,489)
Net changes in operating assets and liabilities	(20,218)	11,683

Total	$(34,251)	$(31,801)

For the years ended December 31, 2020 and 2019, we incurred total non-cash expenses of $25.3 million and $71.8 million, respectively. Significant non-cash expenses include long-lived asset impairment expense, depreciation and amortization expense, non-cash lease expense, and stock-based compensation expense. For the year ended December 31, 2019, we recognized non-cash gains of $25.5 million that consisted of gains from changes in the fair value of earnout obligations of $13.8 million, a gain on sale of property and equipment of $6.4 million, and a deferred income tax benefit of $4.9 million. We did not have any non-cash gains for the year ended December 31, 2020.

Net changes in our operating assets and liabilities can have a significant impact on operating cash flow. For the year ended December 31, 2019, changes in operating assets and liabilities provided $11.7 million of operating cash flow which was primarily due to an increase in foreign income taxes due to our sale of real estate in Japan in March 2019. For the year ended December 31, 2020, changes in operating assets and liabilities used $20.2 million of operating cash flows which was primarily due to the payment of foreign income taxes in the first quarter of 2020 related to the March 2019 sale of real estate.

Cash Flows from Investing Activities

For the year ended December 31, 2020, cash provided by investing activities was $4.5 million. This amount consisted of cash acquired in our acquisition of Ariix of $7.4 million, net cash received from the buyer of the Divested Business of $0.4 million, and proceeds from the sale of equipment for $0.4 million for a total of $8.2 million. Investing cash outflows for the year ended December 31, 2020 consisted of capital expenditures for property and equipment of $2.5 million and a cash payment of $1.3 million in exchange for an unsecured promissory note received in connection with our sale of the Divested Business. Our capital expenditures included property and equipment for our Direct / Social Selling segment of $2.2 million, and capital expenditures for our Direct Store segment of $0.3 million. Capital expenditures for the Direct / Social Selling segment included manufacturing line improvements of $0.8 million in our China facility, and leasehold improvement of $1.1 million for a leased facility in Japan.

For the year ended December 31, 2019, cash provided by investing activities of $29.4 million was primarily driven by the sale leaseback of our land and building in Tokyo. The gross selling price was $57.1 million. After deducting commissions and other selling expenses of $1.9 million, the net proceeds amounted to $55.2 million. The net proceeds attributable to investing activities included $36.2 million related to the sale of the property, and $1.3 million that was designated to fund future repair obligations for a total of $37.5 million. The remainder of the net proceeds of $17.6 million was a financial inducement to enter into a 20-year operating lease as discussed under Cash Flows from Financing Activities.

Investing cash outflows for the year ended December 31, 2019 included (i) capital expenditures for property and equipment of $5.4 million, (ii) a security deposit of $1.8 million withheld by the purchaser in the sale leaseback, and (iii) cash paid for our business combination with BWR for $1.0 million. Our capital expenditures included property and equipment for our Direct/ Social Selling segment of $4.2 million, and capital expenditures for our Direct Store segment of $1.2 million. Capital expenditures for the Direct/ Social Selling segment included leasehold improvements of $2.0 million to the Tokyo, Japan headquarters facility, manufacturing line improvements of $0.4 million in our China facility, and leasehold improvement for a new leased facility in Shanghai, China. Capital expenditures for the Direct Store segment included leasehold improvements related to our new distribution facility in Aurora, Colorado of $0.3 million, transportation equipment of $0.2 million, and furniture and office equipment primarily related to our new leased facilities in Aurora and Denver, Colorado for a total of $0.4 million.

Cash Flows from Financing Activities

Our financing activities generated net cash proceeds of $28.5 million for the year ended December 31, 2020. The principal sources of cash from our financing activities during 2020 consisted of (i) $30.0 million of gross proceeds received in December 2020 from a private placement of Senior Notes, Common Stock and Warrants, (ii) net proceeds of $25.1 million from the issuance of approximately 16.1 million shares of Common Stock pursuant to the ATM Offering Agreement, (iii) proceeds of $6.9 million from a PPP Loan received in April 2020 under the CARES Act, and (iv) proceeds from the exercise of stock options of $0.7 million. These financing cash proceeds totaled $62.7 million and were partially offset by (i) principal payments under the EWB Credit Facility of $24.5 million, (ii) payment of Morinda business combination liabilities of $5.8 million, (iii) payments for debt issuance costs of $1.7 million primarily related to the Senior Notes, (iv) the purchase and retirement of 780,000 shares of Common Stock for $1.2 million, (v) cash payments to reduce a deferred lease financing obligation of $0.6 million as discussed below, (vi) cash payments of $0.2 million for offering costs related to the ATM Offering Agreement, and (vii) payment of make-whole premium of $0.1 million as a result of the termination of the EWB Credit Facility.

Our financing activities generated net cash proceeds of $19.4 million for the year ended December 31, 2019. The principal sources of cash from our financing activities during 2019 consisted of (i) $61.3 million of borrowings, including $51.7 million under the EWB Credit Facility and $9.6 million under the Siena Revolver that was terminated in March 2019, (ii) net proceeds of $20.1 million from the issuance of approximately 6.0 million shares of Common Stock pursuant to the ATM Offering Agreement, (iii) proceeds of $17.6 million for the deferred lease financing obligation related to the sale leaseback of our land and building in Tokyo, and (iv) proceeds from the exercise of stock options of $0.6 million. These financing cash proceeds totaled $99.6 million and were partially offset by (i) principal payments under debt agreements of $43.9 million, including $29.2 million under the EWB Credit Facility, $9.7 million under the Siena Revolver, $2.6 million to repay the mortgage on the sale of our land and building in Tokyo, and $2.4 million to terminate the line of credit assumed in the business combination with BWR, (ii) payment of Morinda business combination liabilities of $34.0 million, (iii) payments for debt issuance costs of $1.0 million to obtain the EWB Credit Facility, (iv) payment of make-whole premium of $0.5 million as a result of the termination of the Siena Revolver, (v) cash payments of $0.5 million for offering costs related to the ATM Offering Agreement, and (vi) cash payments to reduce a deferred lease financing obligation of $0.5 million as discussed below. The Siena Revolver was terminated on March 29, 2019 and was replaced by the EWB Credit Facility.

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

Contractual Obligations

The following table summarizes our contractual obligations on an undiscounted basis as of December 31, 2020, and the period in which each contractual obligation is due:

	Year Ending December 31:
	2021	2022	2023	2024	2025	Thereafter	Total

Operating lease obligations	$9,283	$6,835	$5,939	$5,599	$5,487	$25,214	$58,357
Business combination obligations:
Former owners of Ariix:
Cash payment due in February 2021	10,000	-	-	-	-	-	10,000
Derivative liability (1)	-	163,265	-	-	-	-	163,265
Ariix LIMU and Zennoa acquisitions (2)	1,750	900	900	900	900	1,352	6,702
Senior Notes:
Principal (3)	18,000	14,432	-	-	-	-	32,432
Interest expense (4)	2,025	328	-	-	-	-	2,353
PPP loans
Principal (5)	-	9,649	-	-	-	-	9,649
Interest expense (5)	-	193	-	-	-	-	193
Installment notes payable	16	-	-	-	-	-	16
Unrecognized tax benefits (6)	-	-	-	-	-	1,102	1,102
Employment agreements (7)	1,150	-	-	-	-	-	1,150

Total	$42,224	$195,602	$6,839	$6,499	$6,387	$27,668	$285,219

(1)

Represents the maximum amount payable in cash if our shareholders fail to approve the issuance of approximately 35.7 million shares (after adjustment for Ariix’s working capital deficit) to settle the remainder of the Ariix merger consideration. If a cash payment is ultimately required, the estimated payment date is expected to be in the second quarter of 2022. As of December 31, 2020, the fair value of this obligation was $90.9 million.

(2)

Represents deferred consideration payable for Ariix’s acquisitions of LIMU and Zennoa in 2019. The deferred consideration is payable based on a percentage of sales from the acquired distribution networks of LIMU and Zennoa. Future cash payments are estimates based on sales projections.

(3)

For the months of February 2021 through May 2021, the holders of the Senior Notes are entitled to request that we make principal payments up to $1.0 million per month that would be payable within five business days of each such notice. Beginning in June 2021 and continuing for each subsequent month, the holders of the Senior Notes are entitled to request that we make principal payments up to $2.0 million per month. Amounts payable in 2021 and 2022 were determined based on the assumption that the Senior Note holders demand the maximum principal payments each month. The maturity date for the Senior Notes is on December 1, 2022. However, assuming the holders demand the maximum principal payments the Senior Notes will be repaid in full by August 2022.

(4)

Interest on the Senior Notes is payable in cash based on the stated interest rate of 8.0% applied to the contractual principal balance. Interest has been calculated based on the assumption that the holders demand the maximum principal payments each month.

(5)	Assumes that none of the PPP Loans are forgiven and that interest at the contractual interest rate of 1.0% is due a maturity.
(6)	Approximately $1.1 million of unrecognized tax benefits, including interest and penalties, have been recorded as liabilities. We are uncertain if and when such amounts may be settled.
(7)

Amount is based on employment agreements in effect as of December 31, 2020, consisting of base salary payable to Mr. Willis and Mr. Gould under employment agreements that renew annually for successive one-year terms, unless terminated by either party. As discussed under the Overview above, on March 3, 2021, we entered into an amendment to the employment agreement with Mr. Gould whereby he will no longer serve as our Chief Financial Officer after July 2, 2021. The impact of this amendment is not reflected in this table.

Off-Balance Sheet Arrangements

During the years ended December 31, 2020 and 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Foreign Currency Risks

We have foreign currency risks related to our net revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily the Euro, Chinese Yuan and Japanese Yen. We generated approximately 68% of our net revenue from our international business for the year ended December 31, 2020. Increases in the relative value of the U.S. Dollar to other currencies may negatively affect our net revenue, partially offset by a positive impact to operating expenses in other currencies as expressed in U.S. Dollars. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances, including intercompany receivables and payables, which are denominated in currencies other than the functional currency of the entities in which they are recorded. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. Dollar.

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

We believe that, of our significant accounting policies that are described in Note 2 to our consolidated financial statements included in Item 8 of this Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Acquisition Method of Accounting for Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party valuation specialists to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Different valuations approaches are used to value different types of intangible assets. The income approach is a valuation technique that capitalizes anticipated income associated with the asset being valued. This approach is predicated on developing net income and cash flow projections which are discounted for risk and the time value of money. This approach is generally the principal approach to the valuation of most intangible assets. The market approach involves the compilation and analysis of recent acquisitions of similar assets in the open market. A fair value can be estimated after adjustments are made to reflect comparability differences between the assets sold and those being valued. This method of valuation applies primarily to the valuation of owned land and certain intangible assets. The cost approach estimates the amount that would be required to replace the service capacity of an asset (often referred to as current replacement cost). We typically apply all three approaches to estimate the fair value of our tangible and intangible tangible assets depending on the type of asset acquired.

Significant estimates in valuing certain intangible assets include but are not limited to the projected financial information related to each individual asset, particularly forecasted net revenue, cash flows, market-based royalty rates and estimated discount rates. Developed technology and trademarks are valued using the relief-from-royalty method, and customer relationships are valued using the multi-period excess earnings model. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The multi-period excess earnings method supposes that the owner of the intangible asset is able to achieve a return in excess of that received without the intangible asset through enhanced revenues or cost savings. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account our operating plans and strategies. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion or all of our intangible assets, which would adversely affect our operating results in the period of impairment.

Accounting for Complex Financings

In order to account for complex financing transactions, we are required to make judgments, assumptions, and estimates to determine the appropriate amounts reported in our consolidated financial statements. These financing transactions typically involve entering into several distinct legal agreements, whereby we are required to identify and account for each freestanding financial instrument separately. The freestanding financial instruments may be classified as debt, temporary equity or permanent equity instruments depending on the results of our evaluation. In addition, we evaluate if any of the financial instruments contain features that are required to be accounted for as embedded derivatives at fair value. Each freestanding financial instrument is required to be recognized at fair value on the closing date of the financing. The fair value of warrants is determined using the Black-Scholes-Merton valuation model and the fair value of Common Stock is based on the trading price of our shares on the closing date. In order to determine the fair value of debt instruments, we review peer companies with similar credit rating by considering the interest rates and other market terms in their debt instruments.

If the fair value of all of the financial instruments in the financing transaction exceeds the net proceeds received and if none of the freestanding financial instruments will subsequently be measured at fair value, then we record each financial instrument based on its relative fair value. This results in each of the financial instruments being recognized at its proportional fair value in relation to the aggregate net proceeds received in the financing transaction. If we are contingently liable to redeem shares of our Common Stock, we classify those shares and the related allocated fair value as temporary equity until such time that the contingency is eliminated.

For financial instruments classified as debt, a discount is recognized if the stated principal balance exceeds the initial allocation of fair value as of the closing date. This discount is accreted to interest expense using the interest method that results in recognition of interest expense at a fixed rate through the expected maturity date.

Impairment of Goodwill and Long-lived Assets

Goodwill is not amortized but tested for impairment annually, or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered more likely than not that the fair value of the reporting unit is greater than the carrying amount, further testing of goodwill for impairment is not required. In the course of preparing our annual goodwill impairment testing, if we project a sustained decline in a reporting unit’s revenues and earnings, it will have a significant negative impact on the fair value of the reporting unit which could result in material future impairment charges for our goodwill and long-lived assets. Such a decline could be driven by, among other things: (i) changes in strategic priorities; (ii) anticipated decreases in product pricing, sales volumes, and long-term growth rates as a result of competitive pressures or other factors; and (iii) the inability to achieve, or delays in achieving the goals of our strategic initiatives and synergies. Adverse changes to macroeconomic factors, such as increases to long-term interest rates, would also negatively impact the fair value of our reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Long-lived assets include identifiable intangible assets, property and equipment, and right-of-use assets. Under our accounting policies, at least quarterly we consider whether events and circumstances have occurred that would indicate if it is “more likely than not” that an impairment of our long-lived assets has occurred. Evaluating whether impairment exists involves substantial judgment and estimation. Impairment exists for identifiable intangible assets, property and equipment and right-of-use assets if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. If impairment is determined to exist, then an impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value. Fair value of our long-lived assets is determined using the fair value concepts set forth in Accounting Standards Codification 820, Fair Value Measurement.

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

Payments received for undelivered or back-ordered products are recorded as deferred revenue. Our policy is to defer revenue related to Brand Partner convention fees, payments received on products ordered in the current period but not delivered until the subsequent period, initial Brand Partner fees, Brand Partner renewal fees and internet subscription fees until the products or services have been provided.

Customers are permitted to return products in unused condition during a period of six to twelve months after the original sale date, depending on the business unit that originated the sale. The amount refunded is generally offset by a reduction in commissions and incentives related to the original sale. Brand Partners may be terminated if they return more than $250 of products within a rolling six-month period unless otherwise agreed to by the Company. If a Brand Partner elects to terminate their account, they may return all unused products purchased within the past 12 months. Sales returns have historically been less than 1.0% of annual sales.

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

EBITDA and Adjusted EBITDA. The calculation of our EBITDA and Adjusted EBITDA is presented below for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019

Net loss	$(39,344)	$(89,835)
EBITDA Non-GAAP adjustments:
Interest expense	4,036	3,677
Income tax expense	1,895	12,668
Depreciation and amortization expense	8,928	8,759

EBITDA	(24,485)	(64,731)
Adjusted EBITDA Non-GAAP adjustments:
Stock-based compensation expense	4,638	6,388
Impairment of goodwill and identifiable intangible assets	-	44,925

Adjusted EBITDA	$(19,847)	$(13,418)

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of NewAge, Inc. (formerly New Age Beverages Corporation)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NewAge, Inc. (formerly New Age Beverages Corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2021, expressed an adverse opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combinations — Refer to Note 4 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Ariix, LLC (Ariix) for $155.1 million on November 16, 2020. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including the sales and distribution network intangible of $79.6 million, trade names intangible of $20.0 million, and internal-use software intangible of $13.2 million. Management estimated the fair value of these intangible assets using variations of the “income approach,” which is based on the present value of the future after-tax cash flows attributable to each identifiable intangible asset. The fair value determination of these intangible assets required management to make key assumptions consisting of estimates of future net revenue and an appropriate discount rate.

We identified the valuation of the sales and distribution network, the trade names, and the internal-use software intangibles as a critical audit matter because of the estimates and assumptions management makes to determine the fair value these assets. The valuation of these intangible assets required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of future net revenue and estimated discount rate including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the future net revenue and estimated discount rate for the acquired intangible assets included the following, among others:

●	We made inquiries of management to obtain an understanding of management’s key assumptions in developing the future net revenue.
●	We assessed the reasonableness of management’s future net revenue by comparing the projections to historical results of the acquired company and certain comparable peer companies.
●	We evaluated whether the estimated future net revenue was consistent with evidence obtained in other areas of the audit.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:

–	Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.

–	Developing a range of independent estimates and comparing those to the discount rate selected by management.

–	We compared the estimated weighted average return on assets, internal rate of return, and the discount rate used in the valuation models and evaluated whether they were consistent with each other.

/s/ Deloitte & Touche LLP

Salt Lake City, UT
March 18, 2021

We have served as the Company’s auditor since 2019.

NewAge, Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

(In thousands, except per share amounts)

	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$43,711	$60,842
Trade accounts receivable, net of allowance of $582 and $535, respectively	12,341	11,012
Inventories	48,051	36,718
Current portion of restricted cash	10,000	-
Prepaid expenses and other	13,032	4,384
Total current assets	127,135	112,956

Long-term assets:
Identifiable intangible assets, net	169,611	43,443
Goodwill	54,993	10,284
Right-of-use lease assets	38,764	38,458
Property and equipment, net	28,076	28,443
Restricted cash, net of current portion	11,524	3,729
Deferred income taxes	7,782	9,128
Deposits and other	5,297	4,689
Total assets	$443,182	$251,130

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,774	$13,259
Accrued liabilities	70,007	49,451
Current portion of business combination liabilities	11,750	5,508
Current maturities of long-term debt	18,016	11,208

Total current liabilities	122,547	79,426

Long-term liabilities:
Business combination liabilities, net of current portion	95,826	-
Long-term debt, net of current maturities	16,181	12,802
Operating lease liabilities, net of current portion:
Lease liability	34,788	35,513
Deferred lease financing obligation	15,882	16,541
Deferred income taxes	5,391	5,441
Other	8,313	9,132

Total liabilities	298,928	158,855

Commitments and contingencies (Note 14)

Redeemable Common Stock, 800 shares as of December 31, 2020	2,101	-

Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000 shares; no shares issued and outstanding	-	-
Common Stock; $0.001 par value. Authorized 200,000 shares; issued and outstanding 99,146 and 81,873 shares as of December 31, 2020 and 2019, respectively	99	82
Additional paid-in capital	236,732	203,862
Obligation to issue 19,704 shares of Common Stock as of December 31, 2020	54,186	-
Note receivable for stock subscription	(1,250)	-
Accumulated other comprehensive income	4,201	802
Accumulated deficit	(151,815)	(112,471)
Total stockholders’ equity	142,153	92,275
Total liabilities, redeemable Common Stock, and stockholders’ equity	$443,182	$251,130

The accompanying notes are an integral part of these consolidated financial statements.

NewAge, Inc.

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2020 and 2019

(In thousands, except per share amounts)

	2020	2019

Net revenue	$279,471	$253,708
Cost of goods sold	101,982	101,001

Gross profit	177,489	152,707

Operating expenses:
Selling, general and administrative	113,209	114,982
Commissions	85,877	75,961
Depreciation and amortization expense	8,515	8,382
Loss on disposal of Divested Business	3,446	-
Business combination expense (gain):
Financial advisor and other transaction costs	895	-
Gain on change in fair value of earnout obligations	-	(13,809)
Long-lived asset impairment expense:
Right-of-use assets	400	2,265
Goodwill and identifiable intangible assets	-	44,925

Total operating expenses	212,342	232,706

Operating loss	(34,853)	(79,999)

Non-operating income (expense):
Interest expense	(4,036)	(3,677)
Gain (loss) from change in fair value of derivatives, net	(213)	371
Interest and other income (expense), net	1,653	(227)
Gain from sale of property and equipment	-	6,365

Loss before income taxes	(37,449)	(77,167)
Income tax expense	(1,895)	(12,668)

Net loss	(39,344)	(89,835)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	3,399	176

Comprehensive loss	$(35,945)	$(89,659)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.41)	$(1.16)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	96,348	77,252

The accompanying notes are an integral part of these consolidated financial statements.

NewAge, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020 and 2019

(In thousands)

				Obligation	Note	Accumulated
			Additional	to Issue	Receivable	Other
	Common Stock		Paid-in	Common	For Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Subscription	Income	Deficit	Total

Balances, December 31, 2018	75,067	$75	$176,471	$-	$-	$626	$(22,636)	$154,536
Issuance of Common Stock:
ATM public offering, net of offering costs	5,957	6	19,517	-	-	-	-	19,523
Grant of restricted stock awards	91	-	500	-	-	-	-	500
Vesting of restricted stock awards	269	-	-	-	-	-	-	-
Business combination with BWR	108	-	453	-	-	-	-	453
Employee services	16	-	65	-	-	-	-	65
Acquisition of patents	60	-	163	-	-	-	-	163
Exercise of stock options	305	1	623	-	-	-	-	624
Stock-based compensation expense	-	-	5,232	-	-	-	-	5,232
Fair value of warrants issued for identifiable intangible assets	-	-	838	-	-	-	-	838
Net change in accumulated other comprehensive income	-	-	-	-	-	176	-	176
Net loss	-	-	-	-	-	-	(89,835)	(89,835)

Balances, December 31, 2019	81,873	82	203,862	-	-	802	(112,471)	92,275

Issuance of Common Stock:
In Ariix business combination	-	-	-	54,186	-	-	-	54,186
In ATM public offering, net of offering costs	16,130	16	24,942	-	-	-	-	24,958
In exchange for note receivable	692	1	1,249	-	(1,250)	-	-	-
For exercise of stock options	331	-	655	-	-	-	-	655
Upon vesting of restricted stock awards	900	1	(1)	-	-	-	-	-
Issuance of Class A and Class B Warrants	-	-	2,738	-	-	-	-	2,738
Purchase and retirement of common stock	(780)	(1)	(1,192)	-	-	-	-	(1,193)
Stock-based compensation expense	-	-	4,479	-	-	-	-	4,479
Net change in accumulated other comprehensive income	-	-	-	-	-	3,399	-	3,399
Net loss	-	-	-	-	-	-	(39,344)	(39,344)

Balances, December 31, 2020	99,146	$99	$236,732	$54,186	$(1,250)	$4,201	$(151,815)	$142,153

The accompanying notes are an integral part of these consolidated financial statements.

NewAge, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2020 and 2019

(In thousands)

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,344)	$(89,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,928	8,759
Non-cash lease expense	5,341	7,086
Loss on disposal of Divested Business	3,446	-
Stock-based compensation expense	4,638	6,388
Long-lived asset impairment expense	400	47,190
Accretion and amortization of debt discount and issuance costs	1,705	1,937
Loss (gain) from change in fair value of derivatives	213	(371)
Expense for make-whole premium and other	206	480
Deferred income tax expense (benefit)	192	(4,944)
Gain on change in fair value of derivative and earnout obligations	-	(13,809)
Loss (gain) from sale of property and equipment	242	(6,365)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	1,511	(501)
Inventories	5,758	2,792
Prepaid expenses, deposits and other	95	902
Accounts payable	(4,683)	907
Other accrued liabilities	(22,899)	7,583

Net cash used in operating activities	(34,251)	(31,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received from buyer of Divested Businesses, net of cash conveyed of $209	381	-
Capital expenditures for property and equipment	(2,471)	(5,357)
Cash advance under unsecured promissory note	(1,250)	-
Cash acquired in Ariix business combination	7,408	-
Proceeds from sale of equipment	411	-
Net proceeds from sale of land and building in Japan	-	37,548
Security deposit under sale leaseback arrangement	-	(1,799)
Cash paid in business combinations, net of cash acquired	-	(963)

Net cash provided by investing activities	4,479	29,429

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of Senior Notes, Common Stock and Warrants	30,000	-
Proceeds from borrowings	6,868	61,288
Principal payments on borrowings	(24,450)	(43,887)
Debt issuance costs paid	(1,717)	(951)
Cash paid for make-whole premium on early prepayment of debt	(134)	(480)
Proceeds from issuance of common stock	25,122	20,102
Payments for deferred offering costs	(164)	(479)
Proceeds from exercise of stock options	655	624
Purchase and retirement of 780 shares of Common Stock	(1,193)	-
Principal payments on business combination obligations	(5,802)	(34,000)
Payments under deferred lease financing obligation	(641)	(463)
Proceeds from deferred lease financing obligation	-	17,640

Net cash provided by financing activities	28,544	19,394

Effect of foreign currency translation changes	1,892	1,693

Net change in cash, cash equivalents and restricted cash	664	18,715
Cash, cash equivalents and restricted cash at beginning of year	64,571	45,856

Cash, cash equivalents and restricted cash at end of year	$65,235	$64,571

The accompanying notes are an integral part of these consolidated financial statements.

NewAge, Inc.

Consolidated Statements of Cash Flows, Continued

Years Ended December 31, 2020 and 2019

(In thousands)

	2020	2019

SUMMARY OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at end of year	$43,711	$60,842
Current portion of restricted cash at end of year	10,000	-
Long-term portion of restricted cash at end of year	11,524	3,729

Total	$65,235	$64,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,529	$719
Cash paid for income taxes	$15,820	$3,462
Cash paid for amounts included in the measurement of operating lease liabilities	$9,577	$8,942
Right-of-use assets acquired in exchange for operating lease liabilities	$6,642	$29,368

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock for unsecured promissory note receivable	$1,250	$-
Increase in payables for capital expenditures	$80	$-
Fair value of warrants issued for license agreement	$-	$838
Restricted stock granted for prepaid compensation	$-	$500
Issuance of common stock in business combinations	$-	$453
Issuance of shares of Common Stock for patents	$-	$163
Increase in payables for deferred offering costs	$-	$100

The accompanying notes are an integral part of these consolidated financial statements.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Overview

NewAge, Inc. (the “Company”) was formed under the laws of the State of Washington on April 26, 2010. Effective July 28, 2020, the Company amended its Articles of Incorporation to change its name from New Age Beverages Corporation to NewAge, Inc. Accordingly, all references herein have been changed to reflect the new name. The Company changed its name to NewAge, Inc as it built out its distribution system and was in a position to drive a broader portfolio of products through that system that spans more than 50 markets worldwide with a network of more than 400,000 exclusive independent distributors (“Brand Partners”). The Company is a healthy and organic consumer products company engaged in the development and commercialization of a portfolio of brands in three core category platforms including health and wellness, healthy appearance, and nutritional performance primarily in a direct-to-consumer route to market.

Legal Structure, Regulation and Consolidation

The Company has four direct subsidiaries, all of which are wholly owned. These subsidiaries consist of NABC, Inc., NABC Properties, LLC (“NABC Properties”), Morinda Holdings, Inc. (“Morinda”) and Ariix LLC (“Ariix”). NABC, Inc. is a Colorado-based operating company that consolidates performance and financial results of the Company’s subsidiaries and divisions. NABC Properties administers a building owned by the Company in southern Colorado. Morinda was acquired in December 2018 and Ariix was acquired in November 2020. In addition, Morinda and Ariix have numerous subsidiaries that are in the same line of business.

The Company and its subsidiaries are subject to regulation by a number of governmental agencies, including the U.S. Food and Drug Administration; Federal Trade Commission; Consumer Product Safety Commission; federal, state, and local taxing agencies; and others. In addition, the Company and its subsidiaries are subject to regulation by a number of foreign governmental agencies.

The consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

Segments

The Company’s chief operating decision maker (the “CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance. The Company’s CODM assesses performance and allocates resources based on the financial information of two operating segments, the Direct/ Social Selling segment and the Direct Store segment. These two reportable segments focus on the sale of distinctly different products and are managed separately because they have different marketing strategies, customer bases, and economic characteristics. The Direct Store segment includes substantially all of our corporate overhead activities. Please refer to Note 17 for additional information about the Company’s operating segments.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on existing facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, impairment of goodwill and long-lived assets; valuation assumptions for business combination obligations and the related assets acquired in business combinations; valuation assumptions for stock options, warrants and equity instruments issued for goods or services; estimated useful lives for identifiable intangible assets and property and equipment; allowances for sales returns, chargebacks and inventory obsolescence; deferred income taxes and the related valuation allowances; and the evaluation and measurement of contingencies. Additionally, the full impact of COVID-19 is unknown and cannot be reasonably estimated. However, the Company has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation will be affected.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less that are freely available for the Company’s immediate and general business use are classified as cash and cash equivalents. Cash consists of demand deposits with financial institutions. Cash equivalents consist of short-term certificates of deposit.

Allowance for Doubtful Accounts

Effective January 1, 2020, the Company adopted ASU 2016-13 that requires an impairment model known as the “current expected credit losses” model that is based on expected losses rather than incurred losses. Under the “current expected credit losses” model, an entity recognizes, as an allowance, its estimate of expected credit losses. Through December 2019, the Company recorded a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its trade accounts receivable. In estimating the allowance for doubtful accounts, the Company considered, among other factors, the aging of the accounts receivable, its historical write-offs, the credit worthiness of customers, and general economic conditions. Under both methods, account balances are charged off against the allowance for doubtful accounts when the Company believes that it is probable that the receivable will not be recovered.

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

In connection with the Company’s business combinations, identifiable intangible assets were acquired that were recorded at estimated fair value on the date of acquisition. These assets are being amortized using the straight-line method over the estimated useful lives as follows:

Brand Partner distribution and sales network	10-13
Trade names	5-15
Manufacturing know-how and other	15
Non-compete agreements	3-5
China direct selling license	15
Patents and other	10-12

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

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When lease terms include options to extend or terminate the lease that are considered reasonably certain to be exercised, the ROU calculations give effect to the expected exercise of such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Some of the Company’s lease agreements contain lease and non-lease components, which are generally accounted for separately. However, for certain leases, the Company elects to account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases, the Company applies a portfolio approach to account for the ROU assets and operating lease liabilities.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Years

Buildings and improvements	28-40
Machinery and equipment	3-7
Leasehold improvements	1-20
Office furniture and equipment	3-7
Transportation equipment	3-5

Leasehold improvements are amortized over the remaining lease term or the estimated useful life of the asset, whichever is shorter. Maintenance and repairs are expensed as incurred. Depreciation commences when assets are initially placed into service for their intended use.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually on December 31 of each year, or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered more likely than not that the fair value of the reporting unit is greater than the carrying amount, further testing of goodwill for impairment is not required. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

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

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Offering Costs

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

Revenue consists of the gross sales price, less estimated returns and allowances for which provisions are made at the time of sale, and less certain other discounts, allowances, and personal rebates that are accounted for as a reduction from gross revenue. Shipping and handling charges that are billed to customers are included as a component of revenue and amounted to $7.3 million and $5.7 million for the years ended December 31, 2020 and 2019, respectively. Costs incurred by the Company for shipping and handling charges are included in cost of goods sold. The Company accounts for retail incentives made to Brand Partners, and similar discounts and incentives, as a reduction of revenue.

Payments received for undelivered or back-ordered products are recorded as deferred revenue. The Company’s policy is to defer revenue related payments received on products ordered in the current period but not delivered until the subsequent period, initial Brand Partner fees, Brand Partner renewal fees and internet subscription fees until the products or services have been provided. Deferred revenue is included in other accrued liabilities in the consolidated balance sheets and amounted to $6.3 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively. All amounts shown as deferred revenue as of December 31, 2019 were recognized as revenue during the year ended December 31, 2020.

Customers are permitted to return products in unused condition during a period of six to twelve months after the original sale date, depending on the business unit that originated the sale. The amount refunded is generally offset by a reduction in commissions and incentives related to the original sale. Brand Partners may be terminated if they return more than $250 of products within a rolling six-month period unless otherwise agreed to by the Company. If a Brand Partner elects to terminate their account, they may return all unused products purchased within the past 12 months. Sales returns have historically been less than 1.0% of annual sales.

Customer Programs and Incentives

The Company incurs customer program costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. The Company accounts for volume rebates made to its Brand Partners, and similar discounts and incentives, as a reduction of revenue in the accompanying consolidated statements of operations.

Sales and Marketing Expenses

Promotional and selling expenses consisted of sales and marketing expenses, and promotional activity expenses and are recognized in the period incurred. The Company accrues expenses for incentive trips associated with the Direct / Social Selling segment’s marketing program, which rewards certain Brand Partners with paid attendance at its conventions, meetings, and retreats. Expenses associated with incentive trips are accrued over qualification periods as they are earned. The Company specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Research and development costs are primarily related to development of new product formulas. All research and development costs are expensed as incurred and amounts incurred through December 31, 2020 have not been material.

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

Stock-Based Compensation

The Company measures the cost of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. The Company computes the fair value of options using the Black-Scholes-Merton (“BSM”) option pricing model. The Company recognizes the cost of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award were, in substance, a single award. The Company recognizes the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation.

Derivatives

Derivative financial instruments are recorded in the accompanying consolidated balance sheets at fair value. When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded in the accompanying consolidated balance sheets separately from the carrying value of the host contract. Subsequent changes in the estimated fair value of derivatives are recorded as a gain or loss in the Company’s consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, under which deferred income taxes are recognized based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers the relevant tax laws and regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. The recorded valuation allowance is based on significant estimates and judgments and if the facts and circumstances change, the valuation allowance could materially change. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The Company’s reporting currency is the U.S. Dollar, while the functional currencies of its foreign subsidiaries are their respective local currencies. A majority of the Direct / Social Selling segment’s business operations occur outside the United States. The local currency of each of the Direct / Social Selling segment’s international subsidiaries and branches is used as its functional currency. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the consolidated balance sheet date, and net revenue and expenses are translated at monthly average exchange rates. The resulting net foreign currency translation adjustments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity in the consolidated balance sheets. Gains and losses from foreign currency transactions and remeasurement gains (losses) on short-term intercompany borrowings, are recorded in other income and expense in the consolidated statements of operations and comprehensive loss. The tax effect has not been material to date.

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

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during the year ended December 31, 2020:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. ASU 2016-13 requires an impairment model (known as the current expected credit losses model, or “CECL”) that is based on expected losses rather than incurred losses. Under the CECL model, an entity recognizes, as an allowance, its estimate of expected credit losses. ASU 2016-13 was adopted in the first quarter of 2020. Upon adoption, trade accounts receivable was the primary financial instrument that required application of the CECL model. The adoption of ASU 2016-13 did not have a material impact on the Company’s results of operations or financial position.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. The adoption of ASU 2018-13 did not have a material impact on the Company’s results of operations, financial position, or related disclosures.

Standards Required to be Adopted in Future Years. The following accounting standard is not yet effective and will be adopted in the first quarter of 2021.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Additionally, ASU 2020-06 affects the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. ASU 2020-06 allows entities to use a modified or full retrospective transition method and is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not currently expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 3 — LIQUIDITY AND GOING CONCERN

As of December 31, 2020, the Company had working capital of $4.6 million and an accumulated deficit of $151.8 million. Since March 2020, many of the Company’s business units have been experiencing reduced sales as a result of the COVID-19 pandemic discussed in Note 14. For the year ended December 31, 2020, the Company incurred a net loss of $39.3 million and net cash used in operating activities amounted to $34.3 million, of which approximately $13.1 million was attributable to income tax payments paid in March 2020 related to the sale leaseback that was entered into in March 2019 as discussed in Note 8.

During 2020, the Company began a new product and marketing strategy to increase demand for the Company’s products. In September 2020, the Company disposed of the Divested Business discussed in Note 5 that accounted for an operating loss of $7.4 million and a loss on disposal of $3.4 million for the year ended December 31, 2020. The Divested Business also accounted for an operating loss of $61.4 million for the year ended December 31, 2019. Accordingly, the disposal of the Divested Business is expected to improve the Company’s overall financial performance and reduce cash flow needs in the future. As discussed in Note 6, the Company implemented restructuring plans in April and August 2020 that are designed to achieve future annualized selling, general and administrative cost reductions estimated at approximately $9.6 million.

On November 16, 2020, the Company closed its acquisition of Ariix as discussed in Note 4. A portion of the consideration is issuable in shares of Common Stock that are subject to approval by the Company’s stockholders. If the Company’s stockholders fail to provide approval at up to three meetings, the Company will be required to make a cash payment of approximately $163.3 million. The timing of this payment would be due ninety days after the third stockholder meeting. While no assurance can be provided, management believes the Company’s stockholders will provide the necessary approval to settle this obligation in shares of Common Stock.

As discussed in Note 9, the Company entered into a securities purchase agreement on November 30, 2020 that resulted in a private placement of (i) 8.00% Original Issue Discount Senior Secured Notes with an initial principal balance of $32.4 million, (ii) 800,000 shares of Common Stock, (iii) Class A Warrants to purchase 750,000 shares of Common Stock exercisable at $3.75 per share, and (iv) Class B Warrants to purchase 750,000 shares of Common Stock exercisable at $5.75 per share At the closing, the Company received net proceeds of $28.7 million from the private placement. Approximately $14.1 million of the proceeds was used to repay all outstanding principal to terminate the credit facility with East West Bank as discussed in Note 10. As of December 31, 2020, the Company had cash and cash equivalents of $43.7 million and the current portion of restricted cash balances was $10.0 million, for a total of $53.7 million.

In February 2021, the Company entered into a securities purchase agreement in connection with a private placement of an aggregate of approximately 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares of Common Stock. At the closing, the Company received net proceeds of approximately $53.9 million.

During the year ending December 31, 2021, cash payments will be required to settle certain obligations, including cash payable to the former owners of Ariix of $10.0 million, up to $20.0 million of principal and interest under the 8.00% Original Issue Discount Senior Secured Notes, and total operating lease payments of $9.3 million. In addition, the Company expects to obtain the approval from its stockholders to issue an aggregate of up to 40.1 million shares of Common Stock as discussed in Note 4, whereby the Company would not be required to make cash payments of $163.3 million.

Management believes the current portion of the Company’s existing cash and restricted cash resources, combined with the net proceeds of $53.9 million from the private placement completed in February 2021, will be sufficient to fund the Company’s contractual obligations and working capital requirements at least through the first quarter of 2022.

NOTE 4 — BUSINESS COMBINATIONS

The Company completed business combinations with Ariix in November 2020 and BWR in July 2019. Each of these business combinations was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, and using the fair value concepts set forth in ASC 820, Fair Value Measurement. The key terms of these business combinations are discussed below.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ariix Merger Agreement

On September 30, 2020, the Company entered into an Amended and Restated Agreement and Plan of Ariix Merger (the “Ariix Merger Agreement”), by and among Ariix, LLC (“Ariix”), Ariel Merger Sub, LLC (“Ariix Merger Sub”), Ariel Merger Sub 2, LLC (“Ariix Merger Sub 2”), certain Members of Ariix (the “Sellers”), and Dr. Frederick W. Cooper, the principal member of Ariix who serves as sellers’ agent (the “Sellers’ Agent”), pursuant to which the Company agreed to acquire 100% of the equity interests of Ariix, subject to customary representations, warranties, covenants and indemnities and closing conditions. The Company entered into the Ariix Merger Agreement to accelerate organic growth with its direct-to-consumer business model and to expand its portfolio of healthy products.

On November 16, 2020, the Company entered into a letter agreement (the “Waiver Letter”), with Ariix and the Sellers’ Agent that resulted in closing of the Ariix Merger on November 16, 2020 (the “Ariix Closing Date”) and the Sellers’ Agent was appointed as a member of the Company’s Board of Directors. On the Ariix Closing Date, Ariix merged with Ariix Merger Sub, with Ariix as the surviving entity and a wholly owned subsidiary of the Company. Subsequently, Ariix Merger Sub was merged with and into Ariix Merger Sub 2 and remains a wholly owned subsidiary of the Company. Ariix Merger Sub 2 was subsequently renamed “Ariix, LLC”.

Pursuant to the Ariix Merger Agreement as modified by the Waiver Letter and the Clarification Letter (the “Amended Ariix Merger Agreement”), the Company was obligated to issue 19.7 million shares of its Common Stock on the Ariix Closing Date, subject to delivery by Sellers’ Agent of issuance instructions, and to pay $10.0 million to the Sellers within two business days of the later of the dates that (i) Ariix delivers to the Company certain audited annual financial statements and unaudited interim financial statements, and (ii) the Company receives new debt financing and repays its debt agreement with East West Bank. These conditions were satisfied by February 1, 2021. The obligation to issue the 19.7 million shares is included within stockholders’ equity and the obligation to pay $10.0 million to the Sellers is reflected as a current liability as of December 31, 2020. This obligation to issue 19.7 million shares has a fair value of $54.2 million and, along with the $10.0 million obligation to pay cash, is included as part of the purchase consideration.

Pursuant to the Amended Ariix Merger Agreement and exclusive of the impact of the working capital adjustment discussed below, as of December 31, 2020 the Company was required to seek approval from its stockholders to issue (i) up to 31.4 million shares of its Common Stock as additional consideration required under the Amended Ariix Merger Agreement, (ii) up to 1.7 million shares for consideration payable to designees of the Sellers’ Agent, and (iii) 7.0 million shares of Common Stock to the Seller’s Agent in consideration of a non-competition, non-solicitation, invention assignment, and right of first refusal agreement with a term that extends for five years (the “Non-Compete Agreement”). If the Company’s stockholders approve the issuance of shares of Common Stock to settle this portion of the merger consideration, the Company will be required to issue (i) approximately 11.7 million shares within 30 days after stockholder approval is received, (ii) up to 25.5 million shares upon the later of one year after the Ariix Closing Date or 30 days after shareholder approval is received, and (iii) 2.9 million shares upon the later of 14 months after the Ariix Closing Date or 30 days after shareholder approval is received. If the Company’s stockholders fail to approve the issuance of the aggregate of up to 40.1 million shares of Common Stock at up to three stockholder meetings held after the Ariix Closing Date, the Company will be required to make cash payments of $163.3 million, within 90 days after the third stockholder meeting. These cash payments consist of approximately $141.0 million to the Sellers, up to $10.0 million for payments to certain designees of the Seller’s Agent, and a payment to the Seller’s Agent of approximately $12.3 million.

On May 16, 2021, the Company is required to either pay up to $10.0 million in cash to the Sellers or issue a variable number of shares of its Common Stock with a value up to $10.0 million (the “Interim Ariix Merger Consideration”). The terms of the Company’s Senior Notes discussed in Note 10 require that if this payment is made that it must be paid in shares of Common Stock. The Interim Ariix Merger Consideration is reduced to the extent that working capital of Ariix is less than $11.0 million as of the Ariix Closing Date. Based on the preliminary balance sheet provided by Ariix as of the Ariix Closing Date, working capital of Ariix amounted to a negative $18.0 million, resulting in a $29.0 million shortfall of the targeted working capital per the merger agreement. Ariix also had $5.0 million of long-term accrued business combination liabilities as of the closing date of the transaction which were required to be repaid pursuant to the Amended Merger Agreement. Based on Ariix’s failure to meet the working capital requirements of the Amended Ariix Merger Agreement, the Company expects to eliminate the requirement to pay the Interim Ariix Merger Consideration of $10.0 million. Therefore, there is no fair value associated with the Interim Ariix Merger Consideration. Based on the preliminary working capital shortfall, the Company expects that there will be a reduction in the number of shares issuable on the first anniversary of the Ariix Closing Date from 25.5 million shares to approximately 21.2 million shares based on the agreed value of $5.53 per share set forth in the Amended Ariix Merger Agreement. As discussed in Note 18, the Company and the Seller’s Agent entered into a letter of clarification on January 29, 2021 that further reduced the number of shares issuable on the first anniversary of the Ariix Closing Date by 0.5 million shares. This arrangement to provide up to 40.1 million shares or $163.3 million in cash meets the definition of a derivative with an estimated fair value of $90.9 million that comprises a portion of the purchase consideration.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brands Within Reach Merger Agreement

On May 30, 2019, the Company and BWR Acquisition Corp., a wholly owned subsidiary of the Company (“BWR Merger Sub”) entered into an Agreement and Plan of Merger (the “BWR Merger Agreement”) with Brands Within Reach, LLC (“BWR”), and Olivier Sonnois, the sole owner of BWR (“Mr. Sonnois”). At the closing on July 10, 2019 (the “BWR Closing Date”), the transactions contemplated by the BWR Merger Agreement were completed resulting in the merger of BWR Merger Sub with and into BWR, and BWR became a wholly owned subsidiary of the Company. This closing of the transaction was accounted for using the acquisition method of accounting based on ASC 805, Business Combinations, and using the fair value concepts set forth in ASC 820, Fair Value Measurement. The Company entered into the BWR Merger Agreement primarily to acquire certain key licensing and distribution rights in the United States for some of the world’s leading beverage brands.

In connection with the BWR Merger Agreement, the Company made a loan to BWR in the amount of $1.0 million in June 2019. The BWR Merger Agreement provided that if BWR’s working capital set forth on its opening balance sheet was negative, then the number of shares of Common Stock issuable by the Company would be reduced from 700,000 shares to account for the deficiency. The opening balance sheet resulted in negative working capital of approximately $2.5 million, which resulted in a reduction of the number of shares issued at closing to 107,602 shares. Accordingly, the estimated fair value of the shares was approximately $453,000 based on the fair value of the Company’s Common Stock of $4.21 per share on the BWR Closing Date. The BWR Merger Agreement also provided for a cash payment of $0.5 million to the former owner of BWR.

Summary of Purchase Consideration

Presented below is a summary of the total purchase consideration for the Ariix and BWR business combinations (dollars in thousands):

	Ariix	BWR
	2020	2019

Pre-closing cash advance	$-	$1,000
Cash paid to former owners	-	500
Fair value of:
Common stock issuable for 19.7 million shares	54,186	453
Short-term cash consideration	10,000	-
Derivative liability to issue shares or cash	90,874	-

Total purchase consideration	$155,060	$1,953

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocations

Presented below is a summary of the purchase price allocations for the Ariix and BWR business combinations (in thousands):

	Ariix		BWR
	2020		2019

Identifiable assets acquired:
Cash, cash equivalents and restricted cash	$7,408		$537
Accounts receivable, net	4,740		1,293
Inventories	20,084	(1)	2,398	(1)
Prepaid expenses and other assets	7,418		452
Non-compete agreement	19,085	(2)	120
Other identifiable intangible assets	112,730	(3)	1,410	(3)
Right-of-use assets	3,309		708
Property and equipment	789		136
Total identifiable assets acquired	175,563		7,054
Liabilities assumed:
Accounts payable and accrued liabilities	(50,893)		(4,071)
Business combination liabilities	(6,743)		-
Mortgage and notes payable	(2,779)		(2,353	)(5)
Deferred income taxes	(1,488	)(4)	-	(4)
Operating lease liabilities	(3,309)		(708)
Net identifiable assets acquired	110,351		(78)
Goodwill	44,709	(6)	2,031	(6)

Total purchase price allocation	$155,060		$1,953

(1)	Based in part on the preliminary report of an independent valuation specialist for Ariix and a final report for BWR, the fair value of work-in-process and finished goods inventories on the closing dates exceeded the historical carrying value by approximately $0.9 million for Ariix and $0.2 million for BWR. These amounts represent an element of built-in profit on the closing dates and are being charged to cost of goods sold as the related inventories are subsequently sold. The fair value of inventories was determined using both the “cost approach” and the “market approach”.
(2)	The fair value of the Ariix non-compete agreement was determined based on the fair value for 7.0 million shares of the Company’s Common Stock issuable in exchange for the non-compete agreement as of the Ariix Closing Date. The fair value was discounted using a credit adjusted risk free interest rate of approximately 2.0%.
(3)	Based in part on the preliminary report of an independent valuation specialist for Ariix and a final report for BWR, the fair value of identifiable intangible assets was determined primarily using variations of the “income approach,” which is based on the present value of the future after-tax cash flows attributable to each identifiable intangible asset.
(4)	The U.S. operations of Ariix and BWR were previously taxed on the owners’ individual income tax returns. Adjustments of approximately $8.0 million for Ariix and $0.4 million for BWR have been reflected for net deferred income tax liabilities that resulted from differences between the financial reporting basis and the income tax basis of such assets and liabilities on the respective closing dates.
(5)	The Company assumed BWR’s obligations under its existing line of credit in connection with the business combination. Shortly after the closing date, the Company paid an aggregate of $2.5 million to terminate the BWR line of credit and repay certain other liabilities.
(6)	Goodwill was recognized for the difference between the total purchase consideration transferred to consummate the business combinations and the fair value of the net identifiable assets acquired. Goodwill primarily relates to expected synergies to be realized due to combining the respective businesses with the Company, and the value of assembled workforces on the closing dates. Goodwill in connection with the Ariix and BWR business combinations is not expected to be deductible for income tax purposes.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has recognized provisional amounts for deferred income taxes, certain working capital adjustments, and is still evaluating possible obligations of licensed operations and other operational obligations in key foreign jurisdictions which we expect to be completed during the one-year period after the Ariix Closing Date (the “Measurement Period”).

Identifiable Intangible Assets Acquired

Presented below are the details of the identifiable intangible assets acquired in the Ariix business combination and the weighted average estimated useful lives (dollars in thousands):

	Fair	Useful
	Value	Lives

Brand Partner sales and distribution network	$79,550	13.0
Brand and trade names	19,970	14.5
Internal use software	13,210	15.0
Sub-total	112,730	13.5
Non-compete agreement	19,085	5.0

Total	$131,815	12.3

Business Combination Liabilities

As of December 31, 2020 and 2019, business combination liabilities are as follows (in thousands):

	2020		2019

Liabilities to former owners of Ariix:
Derivative liability payable in cash or shares	$90,874	(1)	$-
Short-term debt payable in cash	10,000		-
Business combination liabilities assumed from Ariix:
Fair value of deferred consideration payable:
LIMU	3,656	(2)	-
Zennoa	2,196	(3)	-
Short-term debt for Zennoa, due May 2021	850		-
Morinda business combination liabilities:
Excess working capital payable in July 2020, net of discount of $179 in 2019	-		5,283
Earnout under Series D preferred stock	-		225	(4)
Total	107,576		5,508
Less current portion	11,750		5,508

Long-term portion	$95,826		$-

(1)	Pursuant to the Amended Ariix Merger Agreement, the Company is required to seek approval from its stockholders to issue up to an aggregate of 40.1 million shares of Common Stock at up to three stockholder meetings held after the Ariix Closing Date. Based on the expected working capital adjustment set forth in the Amended Merger Agreement, the aggregate shares issuable were revised to an aggregate of 35.7 million shares as of December 31, 2020. If stockholders fail to approve the settlement in shares of Common Stock, the Company will be required to make cash payments of $163.3 million within 90 days after the third stockholder meeting. This obligation to issue approximately 35.7 million shares or pay cash of $163.3 million is accounted for as derivative liability with a fair value of $90.9 million. Key valuation assumptions included (i) historical volatility of NewAge shares of Common Stock of 77%, (ii) a risk-free interest rate of approximately 0.1%, and (iii) the weighted average cost of capital for the Company of 16.5%.
(2)	On May 31, 2019, Ariix completed a business combination with The LIMU Company, LLC (“LIMU”) that provided for a cash payment of $3.0 million on the closing date and $5.0 million of deferred consideration payable based on 5.0% of monthly post-closing sales related to the LIMU business. Through December 31, 2020, total payments of deferred consideration made by Ariix and the Company amounted to approximately $0.8 million, resulting in a remaining balance due to the former owners of LIMU of $4.2 million. This obligation is subject to a security agreement until the entire amount is paid in full. The net carrying value of $3.7 million represents the fair value of this obligation based on a discount rate of 4.5%. This discount is being accreted using the effective interest method.
(3)	On November 27, 2019, Ariix completed a business combination with Zennoa, LLC (“Zennoa”) that provided for fixed cash payments of $2.25 million and deferred consideration of $2.5 million that is payable based on annualized sales from the Zennoa business for the latest completed month (the “Zennoa Sales Metric”). Payments related to the deferred consideration commenced in December 2020 and are computed using a variable percentage based on the Zennoa Sales Metric. No amounts are payable if the Zennoa Sales Metric is less than $6.0 million, and payments ranging from 3% to 5% of monthly sales are payable if the Zennoa Sales Metric exceeds $6.0 million.
After the stated purchase price of $4.75 million is paid in full, the Company is obligated to begin making Growth Incentive Payments (“GI Payments”) through November 2026. The amount of GI Payments due for each month is based on varying percentages starting at 2.0% if the Zennoa Sales Metric is at least $25.0 million, up to a maximum of 3.0% if the Zennoa Sales Metric is $45.0 million or higher. The Company determined that the probability of the Zennoa Sales Metric exceeding $25.0 million is remote. The net carrying value of the Zennoa deferred consideration of $2.2 million represents the fair value of the Company’s obligations to pay the stated purchase price and the GI Payments based on a discount rate of 3.9%. This discount is being accreted using the effective interest method.
(4)	As of December 31, 2019, it was determined that Morinda’s EBITDA for the year ended December 31, 2019 was less than $17.0 million and therefore no Milestone Dividend was payable. Accordingly, the fair value of the Morinda earnout of $0.2 million was solely attributable to the 1.5% dividend set forth in the Series D Preferred Stock. The Preferred Stock terminated on April 15, 2020, and the Company paid accumulated cash dividends of approximately $0.3 million in May 2020.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities of Business Combination Obligations

As of December 31, 2020, the estimated future cash and derivative settlements for business combination obligations were as follows:

	Type of Obligation
Year Ending December 31,	Debt	Deferred Consideration	Derivative	Total

2021	$10,850	$900	$-	$11,750
2022	-	900	90,874	91,774
2023	-	900	-	900
2024	-	900	-	900
2025	-	900	-	900
Thereafter	-	1,352	-	1,352

Total	$10,850	$5,852	$90,874	$107,576

Net Revenue and Net Loss Related to Business Combinations

For the years ended December 31, 2020 and 2019, the accompanying consolidated statements of operations include net revenue and net loss for the post-acquisition results of operations of Ariix and BWR as follows (in thousands):

	2020		BWR
	Ariix	BWR	2019

Net revenue	$31,970	$9,173	$4,938
Net income (loss)	$2,080	$(3,952)	$(5,460)

Unaudited Pro Forma Disclosures

The following table summarizes on an unaudited pro forma basis, the Company’s results of operations for the years ended December 31, 2020 and 2019 (in thousands, except per share amounts):

	2020	2019

Net revenue	$499,272	$485,169
Net loss	$(37,477)	$(89,304)
Net loss per share- basic and diluted	$(0.32)	$(0.91)
Weighted average number of shares of common stock outstanding- basic and diluted	116,052	97,747

The pro forma financial results shown above reflect the historical operating results of the Company, including the unaudited pro forma results of Ariix and BWR as if each of these business combinations and the related equity issuances had occurred at the beginning of the first full calendar year preceding the acquisition date. As applicable for the years presented, the calculations of pro forma net revenue and pro forma net loss give effect to the pre-acquisition operating results of Ariix and BWR based on (i) the historical net revenue and net income (loss), and (ii) incremental depreciation and amortization based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives. The potential impact of settling the Ariix derivative liability in shares has not been given effect in the calculation of the weighted average number of shares since the impact was anti-dilutive for the years ended December 31, 2020 and 2019. The pro forma information presented above does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — DIVESTED BUSINESS

On September 24, 2020 (the “BWR Closing Date”), the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Zachert Private Equity GmbH (the “Buyer”), pursuant to which the Company sold its (i) BWR subsidiary, including the rights to distribute the Nestea, Volvic, Evian, Illy Coffee, Kusmi Tea, Saint Geron and Found brands , (ii) substantially all U.S. retail brands owned by the Brands Division, including XingTea, Búcha® Live Kombucha, Aspen Pure and Coco-Libre brands, and (iii) certain machinery, equipment and other assets necessary for the distribution of such brands. All of these assets and the related results of operations are included in the Direct Store segment and are collectively referred to herein as the “Divested Business”. The remaining brands within the Brands Division that were not included in this transaction were phased out during the fourth quarter of 2020.

As consideration for the transaction, the Company received net cash in the amount of $0.6 million and an unsecured nonrecourse promissory note in the aggregate amount of approximately $3.3 million that related to inventory of BWR that was pre-paid by the Company, bears no interest, and matures nine months from the BWR Closing Date (the “Nonrecourse Note”). The Nonrecourse Note was issued by the Buyer through its newly acquired subsidiary BWR, is payable solely by BWR, and bears no interest. As of the BWR Closing Date, the Company determined that there was no fair value associated with the Nonrecourse Note, since the Buyer did not guarantee the note and there is no collateral. Accordingly, the Company will recognize future gains to the extent that cash is collected on the Nonrecourse Note.

Under the terms of the Purchase Agreement, on the third anniversary of the BWR Closing Date, the Company has the right to purchase 10% of the membership interests of BWR for $2.5 million. The Company determined that there is no fair value associated with this purchase option based on the current operating results of the business. The Company agreed to certain non-competition and non-solicitation provisions for a period of three years beginning on the BWR Closing Date. The Company has agreed to retain certain contingent liabilities related to BWR and the U.S. retail brands in the aggregate amount of $0.9 million, which are included in other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2020.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized a loss on the disposition of the Divested Business of $3.4 million as follows (in thousands):

Carrying value of consideration received:
Cash received	$590
Nonrecourse Note, face amount of $3.3 million, due June 2021	-
Total fair value of consideration received	590
Carrying value of assets conveyed:
Cash	(209)
Accounts receivable	(1,900)
Inventories	(3,891)
Identifiable intangible assets	(657)
Right-of-use and other assets	(761)
Property and equipment	(125)
Liabilities conveyed:
Accounts payable and accrued liabilities	2,549
Accrued compensation and other current liabilities	723
Operating lease liabilities	606

Total consideration conveyed to Buyer	(3,665)
Commissions and other selling expenses	(371)

Loss on disposition	$(3,446)

In connection with the transaction, the Buyer issued to the Company an unsecured promissory note payable by BWR in exchange for $1.25 million in cash and $1.25 million in equity. This promissory note provides for a principal balance of $2.5 million, bears interest at 10% per annum, matures three years from the BWR Closing Date, and is fully guaranteed by the Buyer until the earlier of such time that (i) the promissory note is repaid in full, (ii) the Buyer makes equity contributions to BWR of at least $2.5 million, or (iii) BWR recognizes net income of at least $2.5 million for any 12-month period following the BWR Closing date (the “Guaranty Note”). A portion of the consideration for the Guaranty Note was the issuance of 691,953 shares of the Company’s common stock issued to the Buyer with an estimated fair value of $1.25 million. Accordingly, $1.25 million of the Guaranty Note is reflected as a reduction of stockholders’ equity and $1.25 million is included under the caption “Deposits and other” in the accompanying consolidated balance sheet as of December 31, 2020.

Concurrent with the BWR Merger Agreement discussed in Note 4, the Company entered into an independent contractor agreement (“ICA”) that provided for the former sole owner of BWR to serve as president of the Company’s North American Brands Division (“NABD”). Under the ICA, the Company was required to (i) pay base compensation of $350,000 per year, (ii) make certain grants of restricted stock and stock options that vested over three years, and (iii) pay annual short term performance bonuses and other incentives if criteria established by the Company were achieved. No special performance bonuses or incentives were earned and due to the sale of the Divested Business, the ICA is no longer in effect.

NOTE 6 — OTHER FINANCIAL INFORMATION

Inventories

Inventories consisted of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019

Raw materials	$12,628	$12,848
Work-in-process	1,225	872
Finished goods, net	34,198	22,998
Total inventories	$48,051	$36,718

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other

Prepaid expenses and other consisted of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019

Prepaid expenses and deposits	$11,255	$4,150
Supplier and other receivables	1,777	122
Prepaid stock-based compensation	-	112

Total	$13,032	$4,384

Property and Equipment

As of December 31, 2020 and 2019, property and equipment consisted of the following (in thousands):

	2020	2019

Land	$37	$37
Buildings and improvements	18,098	16,686
Machinery and equipment	5,837	5,307
Leasehold improvements	7,100	5,019
Office furniture and equipment	4,809	3,964
Transportation equipment	1,039	1,733
Total property and equipment	36,920	32,746
Less accumulated depreciation	(8,844)	(4,303)

Property and equipment, net	$28,076	$28,443

Repairs and maintenance costs amounted to $1.3 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively.

Other Accrued Liabilities

As of December 31, 2020 and 2019, other accrued liabilities consisted of the following (in thousands):

	2020	2019

Accrued commissions	$23,594	$8,914
Accrued compensation and benefits	9,443	5,868
Accrued marketing events	8,212	4,568
Deferred revenue	6,278	1,358
Provision for sales returns	1,322	461
Income taxes payable	3,461	15,227
Current portion of operating lease liabilities	6,948	5,673
Other accrued liabilities	10,749	7,382

Total accrued liabilities	$70,007	$49,451

Restructuring

In April and August 2020, the Company initiated restructuring plans that are designed to achieve selling, general and administrative cost reductions. These restructuring plans are primarily focused on reductions in marketing and other personnel. For the year ended December 31, 2020, the Company implemented headcount reductions of approximately 150 employees. These 150 employees whose employment was terminated accounted for estimated annualized compensation and benefit costs of $9.6 million. In connection with the termination of employees, the Company incurred severance costs of $2.6 million for the year ended December 31, 2020. Severance costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. For the year ended December 31, 2020, approximately $1.9 million and $0.7 million of the severance costs related to the Direct/ Social Selling segment and the Direct Store segment, respectively. The unpaid portion of severance costs amounted to $0.2 million is included in accrued liabilities as of December 31, 2020. Presented below is a summary of activity affecting the accrued liability for severance benefits for the year ended December 31, 2020 (in thousands):

Accrued liability, December 31, 2019	$-
Severance expense incurred	2,543
Cash payments	(2,352)

Accrued liability, December 31, 2020	$191

No assurance can be provided that the restructuring plan will be successful in achieving the annualized cost reductions.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and Amortization Expense

Depreciation expense related to property and equipment and amortization expense related to identifiable intangible assets, including amounts included in cost of goods sold, are as follows (in thousands):

	2020	2019

Depreciation	$3,999	$3,402
Amortization	4,929	5,357

Total	$8,928	$8,759

NOTE 7 —IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

Identifiable Intangible Assets

As of December 31, 2020 and 2019, identifiable intangible assets consisted of the following (in thousands):

	December 31, 2020			December 31, 2019
		Accumulated	Net Book		Accumulated	Net Book
Identifiable Intangible Asset	Cost	Amortization	Value	Cost	Amortization	Value

Brand Partner distribution and sales network	$89,310	$(2,644)	$86,666	$9,760	$(1,005)	$8,755
Trade names	27,433	(1,291)	26,142	7,485	(545)	6,940
Manufacturing know-how and other	21,290	(1,203)	20,087	8,080	(555)	7,525
Non-compete agreements	19,271	(603)	18,668	186	(64)	122
China direct selling license	20,420	(2,763)	17,657	20,420	(1,401)	19,019
Patents and other	418	(27)	391	1,107	(25)	1,082

Total identifiable intangible assets	$178,142	$(8,531)	$169,611	$47,038	$(3,595)	$43,443

Assuming no future impairments or disposals, amortization expense for the above identifiable intangible assets for the next five years is set forth below:

Year Ending December 31,

2021	$15,755
2022	15,694
2023	15,694
2024	15,694
2025	15,191
Thereafter	91,583

Total	$169,611

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill by reporting unit consists of the following (in thousands):

	December 31,	2020	December 31,
Reporting Unit	2019	Additions	2020

Ariix	$-	$44,709	$44,709
Morinda	10,284	-	10,284

Total goodwill	$54,993	$10,284	$54,993

Impairment Assessment

During the fourth quarter of 2020, the Company performed its annual goodwill impairment testing and determined that no impairment of goodwill existed as of December 31, 2020. During the fourth quarter of 2019, the Company performed its annual goodwill impairment testing in conjunction with its annual budget process to reassess strategic priorities and forecast future operating performance and capital spending. Accordingly, the Company performed a quantitative assessment of the fair value of each of its reporting units in the Direct/ Social Selling and Direct Store segments as of December 31, 2019. Fair value of the reporting units was determined using the fair value concepts set forth in ASC 820, Fair Value Measurement based in part on the report of an independent valuation specialist. The valuation approach attributable to each reporting unit used a weighted average from the “income approach” based on the present value of the future after-tax cash flows, and the “market approach” using the public company method.

As a result of the 2019 valuation assessment, the Company recorded a cumulative impairment charge of $44.9 million to eliminate the net carrying value of all goodwill and substantially all identifiable intangible assets for all reporting units in the Direct Store segment. For the year ended December 31, 2019, the changes in the net carrying value of identifiable intangible assets and goodwill are as follows (in thousands):

	Balance	Changes in Net Carrying Value			Balance
	December 31,		Amortization	Impairment	December 31,
Intangible Asset	2018	Additions(1)	Expense	Write-Offs(2)	2019

Identifiable intangible assets:
License agreements
China direct selling license	$20,380	$-	$(1,361)	$-	$19,019
Other	5,671	838	(529)	(5,980)	-
Manufacturing know-how and other	11,230	-	(796)	(2,909)	7,525
Trade names	11,717	300	(886)	(4,191)	6,940
Brand Partner sales and distribution network	9,731	-	(976)	-	8,755
Customer relationships	5,250	420	(439)	(5,231)	-
Patents	3,667	163	(274)	(3,244)	312
Product distribution rights and other	-	795	(25)	-	770
Non-compete agreements	184	119	(72)	(109)	122

Total identifiable intangible assets	67,830	2,635	(5,358)	(21,664)	43,443
Goodwill	31,514	2,031	-	(23,261)	10,284

Total intangible assets	$99,344	$4,666	$(5,358)	$(44,925)	$53,727

(1)	Additions include identifiable intangible assets of $1.5 million and goodwill of $2.0 million in connection with the BWR business combination in July 2019, as discussed in Note 4. Identifiable intangible assets of $0.8 million and goodwill of $2.0 million related to BWR are included in the impairment write-offs.
(2)	All impairment write-offs were attributable to the Direct Store segment.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LEASES

The Company leases various office and warehouse facilities, vehicles and equipment under non-cancellable operating lease agreements that expire between January 2021 and March 2039. The Company has made accounting policy elections (i) to not apply the recognition requirements for short-term leases and (ii) for facility leases, when there are lease and non-lease components, such as common area maintenance charges, to account for the lease and non-lease components as a single lease component. For the years ended December 31, 2020 and 2019, the Company had operating lease expense of $8.4 million and $10.6 million, respectively. For the years ended December 31, 2020 and 2019, the Company did not incur any material amounts for variable and short-term lease expense.

As of December 31, 2020 and 2019, the carrying value of ROU assets and the related operating lease obligations were as follows (in thousands):

	2020	2019

Right-of-Use Assets	$38,764	$38,458

Operating Lease Liabilities:
Current	$6,948	$5,673
Long-term	34,788	35,513

Total	$41,736	$41,186

Deferred Lease Financing Obligation:
Current	$659	$637
Long-term	15,882	16,541

Total	$16,541	$17,178

As of December 31, 2020 and 2019, the weighted average remaining lease term under operating leases was 11.5 years and 12.5 years, respectively. As of December 31, 2020 and 2019, the weighted average discount rate for ROU operating lease liabilities was 5.5% and 5.6%, respectively.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Lease Payments

As of December 31, 2020, future payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,

2021	$9,283
2022	6,835
2023	5,939
2024	5,599
2025	5,487
Thereafter	25,214

Total operating lease payments	58,357
Less imputed interest	(16,621	)(1)

Present value of operating lease payments	$41,736

(1)	Calculated based on the term of the respective leases using corporate borrowing rates ranging from 2.0% to 10.0%.

Impairment of ROU Asset

In June 2019, the Company began attempting to sublease a portion of its ROU assets previously used for warehouse space that are no longer needed for current operations. As a result, impairment evaluations were completed during 2019 that resulted in the recognition of an impairment charge of $2.3 million. These evaluations were based on the expected time to obtain a suitable subtenant and current market rates for similar commercial properties. Due to longer than expected timing to obtain a subtenant, an updated impairment evaluation was completed in June 2020 that resulted in recognition of an additional impairment charge of $0.4 million for the year ended December 31, 2020. Through December 31, 2020, the Company had recognized cumulative impairment charges of $2.7 million and is continuing its efforts to obtain a subtenant for this space.

Sale Leaseback

On March 22, 2019, the Company entered into an agreement with a major Japanese real estate company resulting in the sale for approximately $57.1 million of the land and building in Tokyo that serves as the corporate headquarters of Morinda’s Japanese subsidiary. Concurrently with the sale, the Company entered into a lease of this property for a term of 27 years with the option to terminate the lease any time after seven years. The monthly lease cost is ¥20.0 million (approximately $194,000 based on the exchange rate as of December 31, 2020) for the initial seven-year period of the lease term. After the seventh year of the lease term, either party may elect to adjust the monthly lease payment to the then current market rate for similar buildings in Tokyo. In order to secure its obligations under the lease, the Company provided a refundable security deposit of approximately $1.8 million. At any time after the seventh year of the lease term, the Company may elect to terminate the lease. However, if the lease is terminated before the 20th anniversary of the lease inception date, then the Company will be obligated to perform certain restoration obligations. The Company determined that the restoration obligation is a significant penalty whereby there is reasonable certainty that the Company will not elect to terminate the lease prior to the 20-year anniversary. Therefore, the lease term was determined to be 20 years.

In connection with this transaction, a $2.6 million mortgage on the building was repaid at closing, the refundable security deposit of $1.8 million was paid at closing, and the Company became obligated to pay $25.0 million to the former stockholders of Morinda to settle the full amount of the contingent financing liability. Other cash payments were made include transaction costs of $1.9 million, post-closing repair obligations of $1.7 million, and Japanese income taxes of $11.9 million.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presented below is a summary of the selling price and resulting gain on sale calculation (in thousands):

Gross selling price	$57,129
Less commissions and other expenses	(1,941)
Less repair obligations	(1,675)
Net selling price	53,513
Cost of land and building sold	(29,431)
Total gain on sale	24,082
Portion of gain related to above-market rent concession	(17,640)

Recognized gain on sale	$6,442

The Company determined that $17.6 million of the $24.1 million gain on the sale of this property was the result of above-market rent inherent in the leaseback arrangement. The remainder of the gain of $6.4 million was attributable to the highly competitive process among the entities that bid to purchase the property and is included in gain from sale of property and equipment in the accompanying consolidated statement of operations for the year ended December 31, 2019.

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

NOTE 9 — PRIVATE PLACEMENT OF DEBT AND EQUITY SECURITIES

On November 30, 2020, the Company entered into a securities purchase agreement (the “SPA”) for a private placement of its (i) 8.00% Original Issue Discount Senior Secured Notes with an initial principal balance of $32.4 million (the “Senior Notes”), (ii) 800,000 shares of its Common Stock (the “Commitment Shares”), (iii) Class A Warrants to purchase 750,000 shares of Common Stock exercisable at $3.75 per share (the “Class A Warrants”), and (d) Class B Warrants to purchase 750,000 shares of Common Stock exercisable at $5.75 per share (the “Class B Warrants,” and together with the Class A Warrants, the “Warrants”). The Warrants are exercisable until December 1, 2025. Exercise of the Warrants is permitted on a cashless basis if the underlying shares are not subject to an effective registration statement, and the shares are subject to a beneficial ownership limitation of 4.99% (or 9.99% at the option of the Purchasers). The holders of the Commitment Shares had the right to demand redemption if a registration statement for the shares was not declared effective by March 31, 2021. The redemption price was the greater of $3.36 per share and the volume weighted average price of the Company’s shares on the date prior to the date that the holders elect to demand redemption. Based on this redemption contingency, the Commitment Shares are classified as temporary equity as of December 31, 2020. The Company filed a Form S-3 registration statement for the Commitment Shares and the Warrants in February 2021, and the registration statement was declared effective by the SEC on February 8, 2021. Accordingly, the Commitment Shares are no longer redeemable and will be reclassified as permanent equity during the first quarter of 2021.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company received net proceeds of $28.7 million from the private placement at the closing on December 1, 2020 (the “SPA Closing Date”). Approximately $14.1 million of the proceeds was used to repay all outstanding principal to terminate the Company’s Credit Facility with East West Bank as discussed in Note 10, including the termination of an interest rate swap agreement for $0.4 million and a prepayment fee of $0.1 million. The net proceeds of $28.7 million were allocated between the Senior Notes, the Commitment Shares and the Warrants based on the relative fair value of each instrument as of the SPA Closing Date as set forth below (in thousands):

	Warrants				Commitment		Senior
	Class A		Class B		Shares		Notes		Total
Fair value on closing date	$1,795	(1)	$1,646	(1)	$2,640	(2)	$30,000	(3)	$36,081
Percentage of total fair value	5.0%		4.6%		7.3%		83.1%		100.0%

Relative fair value allocation of net proceeds	$1,428	(4)	$1,310	(4)	$2,101	(4)	$23,871	(4)	$28,710

(1)	Fair value of the Warrants was computed using the Black-Scholes-Merton valuation model. Key assumptions included the respective exercise prices, the five-year term, the market price of the Company’s shares of Common Stock of $3.30 per share on the SPA Closing Date, historical volatility of 101% and the risk-free interest rate of 0.4%.
(2)	The fair value of the Commitment Shares was based on the market price of the Company Shares of $3.30 per share on the SPA Closing Date.
(3)	The fair value of the standalone Senior Notes debt instrument was determined by reference to market rates paid for debt by borrowers with a similar credit rating as the Company.
(4)	The relative fair value allocation is determined by multiplying the $28.7 million of net proceeds by the percentage that the fair value each financial instrument bears to the aggregate fair value of all of the financial instruments.

As discussed in Note 18, the Company completed a private placement on February 16, 2021 that resulted in the issuance of an aggregate of approximately 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares of Common Stock at an exercise price of $5.00 per share. Pursuant to the terms of the Warrants, the securities issued in the private placement constitute a dilutive issuance that resulted in a reduction of the exercise price of the Class B Warrant from $5.75 per share to $5.53 per share.

NOTE 10 — DEBT

Summary of Debt

As of December 31, 2020 and 2019, the Company’s debt consisted of the following (in thousands):

	2020	2019
Senior Notes, net of discount of $7,900 in 2020	$24,532	$-
PPP Loan payable, interest at 1.0%, unsecured, due April 2022	6,868	-
PPP Loan payable, interest at 1.0%, unsecured, due May 2022	2,781	-
EWB Credit Facility:
Term loan, net of discount of $448 in 2019	-	14,302
Revolver	-	9,700
Installment notes payable	16	8

Total	34,197	24,010
Less current maturities	18,016	11,208

Long-term debt, less current maturities	$16,181	$12,802

Future Debt Maturities

As of December 31, 2020, the scheduled future maturities of long-term debt, exclusive of discount accretion, are as follows (in thousands):

Years Ending December 31,

2021	$18,016
2022	24,081

Total	$42,097

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes

As discussed in Note 9, the Senior Notes were issued pursuant to a private placement that closed on December 1, 2020. The Senior Notes bear interest at an annual rate of 8.0% applied to the contractual principal balance with such accrued interest payable in cash commencing on December 31, 2020 and continuing monthly thereafter. The aggregate discount related to the Senior Notes was approximately $8.5 million based on the contractual principal balance of $32.4 million and the net carrying value of $23.9 million on the closing date. The discount is being accreted to interest expense using the effective interest method that results in an overall effective interest rate of approximately 42.3%, including the 8.0% stated rate.

As a post-closing deliverable, the Company was required to provide certain historical financial statements of Ariix to the lenders by January 4, 2021. The required financial statements were not available by the deadline, which would have resulted in a default under the SPA. The lenders agreed to amend the Senior Notes to extend the deadline in exchange for the issuance of 400,000 shares of Common Stock with a fair value of approximately $1.1 million as of the issuance date. These shares were subject to the same redemption rights as the Commitment Shares discussed in Note 9. The amendment fee of $1.1 million will be accounted for as an additional discount related to the Senior Notes in the first quarter of 2021.

For the months of February 2021 through May 2021, the holders of the Senior Notes are entitled to request that the Company make principal payments up to $1.0 million per month. Beginning in June 2021 and continuing for each subsequent month, the holders of the Senior Notes are entitled to request that the Company make principal payments up to $2.0 million per month. All principal payments are required to be paid within five business days of the date that notice is provided by the holders of the Senior Notes. The maturity date of the Senior Notes is on December 1, 2022. However, if the holders of the Senior Notes continue to exercise their rights to demand the maximum principal payments permitted in each month, the Senior Notes would be repaid in full by August 2022. The Company may prepay all or a portion of the outstanding principal amount of the Senior Notes at any time, subject to a prepayment fee of 3.0% of the outstanding principal balance through December 1, 2021.

The obligations of the Company under the Senior Notes are secured by substantially all of the assets of the Company and its subsidiaries, including all personal property and all proceeds and products thereof, goods, contract rights and other general intangibles, accounts receivable, intellectual property, equipment, and deposit accounts and a lien on certain real estate. The Company was required to maintain restricted cash balances of $18.0 million until the lender approved the prior year Ariix financial statements. After approval in February 2021, the requirement to maintain restricted cash balances was reduced to $8.0 million until such time that the outstanding principal balance of the Senior Notes is reduced below $8.0 million without regard to the unaccreted discount. The Senior Notes contain certain restrictions and covenants, which restrict the Company’s ability to incur additional debt or make guarantees, sell assets, make investments or loans, make distributions or create liens or other encumbrances. The Senior Notes also require that the Company comply with certain financial covenants, including maintaining minimum cash, minimum adjusted EBITDA, minimum revenue, and a maximum ratio of cash in foreign bank accounts to cash in U.S. deposit accounts subject to account control agreements.

The Senior Notes contain customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults, material adverse effect defaults, change of management defaults, and a change in control. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become immediately due and payable and interest on the obligations increases to an annual rate of 12.0%.

PPP Loans

Pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act, the Company obtained a PPP Loan in April 2020 for approximately $6.9 million. In May 2020, Ariix obtained a PPP loan for approximately $2.8 million, and the Company assumed this obligation in connection with the business combination discussed in Note 4. The PPP Loans are unsecured and guaranteed by the U.S. Small Business Administration (“SBA”), bear interest at a fixed rate of 1.0% per annum and provide for a maturity date in two years. The Company and Ariix have both applied to their lenders for forgiveness of their PPP Loans, with the amounts that may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred during the permitted period as calculated in accordance with the terms of the CARES Act. The eligibility for the PPP Loans, expenditures that qualify toward forgiveness, and the final balance of the PPP Loans that may be forgiven are subject to audit and final approval by the SBA. To the extent that all or part of the PPP Loan is not forgiven, all accrued interest and principal will be payable on the maturity dates in the second quarter of 2022. The terms of the PPP Loans provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loans may be accelerated upon the occurrence of an event of default, including if the SBA subsequently reaches an audit determination that the eligibility criteria were not met.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The PPP Loans are being accounted for under ASC 470, Debt whereby interest expense is being accrued at the contractual rate and future debt maturities are based on the assumption that none of the principal balance will be forgiven. Forgiveness, if any, will be recognized as a gain on extinguishment if the lender legally releases the Company based on the criteria set forth in the debt agreement and the CARES Act.

EWB Credit Facility

On March 29, 2019, the Company entered into a Loan and Security Agreement (the “EWB Credit Facility”) with East West Bank (“EWB”). The EWB Credit Facility provided for (i) a term loan in the aggregate principal amount of $15.0 million (the “EWB Term Loan”) and (ii) a $10.0 million revolving loan facility (the “EWB Revolver”). At the closing, EWB funded $25.0 million to the Company consisting of the $15.0 million EWB Term Loan and $10.0 million as an advance under the EWB Revolver. The obligations of the Company under the EWB Credit Facility were secured by substantially all assets of the Company and guaranteed by certain subsidiaries of the Company. The EWB Credit Facility required compliance with certain financial and restrictive covenants and included customary events of default.

Borrowings outstanding under the EWB Credit Facility initially provided for interest at the prime rate plus 0.50%. As of December 31, 2019, the prime rate was 4.75% and the contractual rate applicable to outstanding borrowings under the EWB Credit Facility was 5.25%. Payments under the EWB Term Loan were interest-only through September 30, 2019, followed by monthly principal payments of $125,000 plus interest through the stated maturity date of the EWB Term Loan. On March 13, 2020, the Company entered into the third amendment (the “Third Amendment”) to the EWB Credit Facility whereby the interest rate applicable to outstanding borrowings increased from 0.5% to 2.0% in excess of the prime rate. In addition to the change in interest rate, the Third Amendment modified the Credit Facility as follows:

●	In March 2020, the Company made an initial deposit of $15.1 million in restricted cash accounts designated by EWB. The requirement to maintain restricted cash was reduced by the amount of principal payments under the EWB Term Loan after the amendment date.
●	The Company was required to increase restricted cash deposits by the corresponding amount of any borrowings under the EWB Revolver whereby no amounts were borrowed after the amendment date.
●	Less stringent requirements were applicable for future compliance with certain financial covenants.
●	The existing provision related to “equity cures” that may be employed to maintain compliance with financial covenants was increased from $5.0 million to $15.0 million for the year ended December 31, 2020.
●	The Company was required to obtain equity infusions for gross proceeds of $30.0 million for the year ended December 31, 2020.

On July 6, 2020, the Company entered into the fourth amendment (the “Fourth Amendment”) to the EWB Credit Facility. The Fourth Amendment reduced the amount of restricted cash in China with a corresponding increase in restricted cash in the United States. The Fourth Amendment also permitted the Company to purchase up to $1.2 million of shares of its Common Stock with a corresponding increase in the requirement for cash equity infusions from $30.0 million to approximately $31.2 million for the year ending December 31, 2020. As of September 30, 2020, the Company was not in compliance with the minimum Adjusted EBITDA covenant under the EWB Credit Facility. The Company entered into an amendment and waiver to the EWB Credit Facility on November 5, 2020, pursuant to which EWB provided a waiver and agreed to eliminate the requirement to comply with the minimum Adjusted EBITDA financial covenant in future periods.

The EWB Credit Facility was scheduled to mature in March 2023. As discussed in Note 9, the Company paid the EWB Credit Facility in full and terminated the EWB Credit Facility on December 1, 2020.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11 — STOCKHOLDERS’ EQUITY

Common Stock

In May 2019, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation increasing the authorized shares of Common Stock from 100 million shares to 200 million shares. Holders of the Company’s Common Stock are entitled to one vote for each issued share.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series, each having a par value of $0.001 per share. The Board of Directors is authorized to establish the voting rights, if any, designations, powers, preferences, special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. Through December 31, 2020, the Board of Directors had designated four series of Preferred Stock as discussed below:

Series A Preferred. The Board of Directors previously designated 250,000 shares as Series A Preferred stock (“Series A Preferred”) which are unissued as of December 31, 2020 and 2019. Each share of Series A Preferred was entitled to 500 votes in matters voted on by the common stockholders of the Company.

Series B Preferred. The Board of Directors previously designated 300,000 shares as Series B Preferred Stock (“Series B Preferred”). The Series B Preferred was non-voting, not eligible for dividends and ranked equal to Common Stock and below Series A Preferred in liquidation. Each share of Series B Preferred was convertible into eight shares of Common Stock. The Company issued 284,807 shares of Series B Preferred through December 31, 2016, and the holders converted all outstanding shares of Series B Preferred into an aggregate of 2,278,456 shares of Common Stock through December 31, 2018. As of December 31, 2020 and 2019, an aggregate of 300,000 shares of Series B Preferred are authorized for future issuance.

Series C Preferred. In September 2018, the Board of Directors designated 7,000 shares as Series C Preferred Stock (“Series C Preferred”). The Certificate of Designation for the Series C Preferred provided for the automatic conversion into 1,000 shares of the Company’s Common Stock when the Company filed an amendment to its Articles of Incorporation to increase the authorized number of shares of Common Stock to 100 million shares. In September 2018, the Company issued 6,900 shares of Series C Preferred that automatically converted into 6.9 million shares of Common Stock in the fourth quarter of 2018. Holders of the Series C Preferred were entitled to voting rights and had liquidation rights on an as converted basis with the Company’s Common Stock. As of December 31, 2020 and 2019, there are 100 shares designated for future issuance as Series C Preferred and no shares are outstanding.

Series D Preferred. In November 2018, the Board of Directors designated 44,000 shares as Series D Preferred Stock and 43,804 shares were issued in connection with the Morinda business combination in December 2018. The Series D Preferred provided for dividends at 1.5% per annum plus the potential payment of up to $15.0 million contingent upon Morinda achieving certain post-closing milestones. As of December 31, 2019, the Series D Preferred was classified as a liability since it provided for the issuance of a variable number of shares of Common Stock if the Company elected to settle in shares rather than pay the cash redemption value. The Series D Preferred terminated on April 15, 2020, and the Company paid accumulated cash dividends of approximately $0.3 million in May 2020. As of December 31, 2020, there are no shares outstanding, and no shares are designated for future issuance as Series D Preferred.

Public Offerings of Common Stock

On April 30, 2019, the Company entered into an At the Market Offering Agreement (“ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”), pursuant to which the Company could offer and sell from time to time up to an aggregate of $100 million in shares of the Company’s Common Stock (the “Placement Shares”) through the Agent. The Agent acted as sales agent and was required to use commercially reasonable efforts to sell on the Company’s behalf all of the Placement Shares requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and the Company. On May 8, 2020, the ATM Agreement was amended and restated to eliminate the previous termination date of April 30, 2020. As discussed in Note 18, on February 9, 2021, the Company notified the Agent of its election to terminate the ATM Agreement effective on February 16, 2021.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the ATM Agreement, the Company paid the Agent a commission equal to 3.0% of the gross proceeds from the gross sales price of the Placement Shares up to $30 million, and 2.5% of the gross proceeds from the gross sales price of the Placement Shares in excess of $30 million. In addition, the Company agreed to pay certain expenses incurred by the Agent in connection with the offering.

Presented below is a summary of Common Stock issued pursuant to the ATM Agreement for the years ended December 31, 2020 and 2019 (in thousands):

	Number	Gross	Offering Costs		Net
Year Ended December 31:	Of Shares	Proceeds	Commissions	Other	Proceeds

2020	16,130	$25,815	$(693)	$(164)	$24,958

2019	5,957	$20,724	$(622)	$(579)	$19,523

NOTE 12 — STOCK OPTIONS AND WARRANTS

Equity Incentive Plans

On May 30, 2019, the Company’s stockholders voted to approve the 2019 Equity Incentive Plan (the “2019 Plan”). On August 3, 2016, the Company’s stockholders approved and implemented the NewAge, Inc. 2016-2017 Long Term Incentive Plan (the “LTI Plan”). The 2019 Plan and the LTI Plan are collectively referred to as the “Equity Incentive Plans”.

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

The 2019 Plan also provides for awards of shares of restricted Common Stock and restricted stock units. Awards of restricted stock may be made in exchange for services or other lawful consideration. Generally, awards of restricted stock are subject to the requirement that the shares be forfeited or resold to the Company unless specified conditions are met. Subject to these restrictions, conditions and forfeiture provisions, any recipient of a vested award of restricted stock will have all the rights of a stockholder of the Company, including the right to vote the shares and to receive dividends. The 2019 Plan also provides for deferred grants (“deferred stock”) entitling the recipient to receive shares of Common Stock in the future on such conditions as the administrator may specify. As of December 31, 2020, 8.0 million shares under the 2019 Plan were available for future grants of stock options, restricted stock and similar instruments.

LTI Plan. The LTI Plan provides for stock options to be granted to employees, directors and consultants at an exercise price not less than 100% of the fair value of the Company’s Common Stock on the grant date. The options granted generally have a maximum term of 10 years from the grant date and are exercisable upon vesting. Option grants generally vest over a period between one and three years after the grant date of such award. The number of shares reserved for grants is adjusted annually on the first day of January whereby a maximum of 10% of the Company’s outstanding shares of Common Stock are available for grant under the LTI Plan. As of December 31, 2020, approximately 1.5 million shares of Common Stock were available for future grants of stock options, restricted stock and similar instruments under the LTI Plan.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity

The following table sets forth stock option activity under the Equity Incentive Plans for the years ended December 31, 2020 and 2019 (shares in thousands):

	2020				2019
	Shares		Price (1)	Term (2)	Shares		Price (1)	Term (2)

Outstanding, beginning of year	3,551		$2.65	8.7	2,786		$2.84	9.0
Grants	1,498		2.67		1,489		2.37
Forfeited	(862)		2.61		(418)		2.81
Exercised	(331	)(3)	1.98		(306	)(3)	2.00

Outstanding, end of year	3,856	(4)	2.72	8.2	3,551	(4)	2.65	8.7

Vested, end of year	1,918	(5)	2.59	7.1	1,365	(5)	2.46	7.7

(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the stock options expire.
(3)	On the respective exercise dates, the aggregate intrinsic value of shares of Common Stock issued upon exercise of stock options amounted to $0.3 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively.
(4)	As of December 31, 2020 and 2019, the aggregate intrinsic value of stock options outstanding was $1.5 million and $19,000, respectively.
(5)	As of December 31, 2020 and 2019, the aggregate intrinsic value of vested stock options was $1.0 million and $17,000, respectively.

During 2020, the Company modified certain stock options for approximately 0.3 million shares. These modifications resulted in incremental compensation cost of approximately $47,000 due to the extension of the exercise period for employees that terminated employment. In July 2019, the Company entered into a modification agreement for approximately 292,000 shares of outstanding stock options. The modification resulted in an extension of the exercise period from July 2019 until July 2020, which increased the fair value of the stock options by approximately $0.5 million. The modified options became vested in August 2019, and the Company recognized incremental stock-based compensation expense of $0.5 million for the year ended December 31, 2019.

For the years ended December 31, 2020 and 2019, the valuation assumptions for stock options granted under the Equity Incentive Plans and the modified options discussed above were estimated on the date of grant or modification, as applicable, using the BSM option-pricing model with the following weighted-average assumptions:

	2020		2019
	Grants	Modifications	Grants	Modifications

Grant or modification date closing price of Common Stock	$2.66	$1.54	$2.38	$4.75
Expected life (in years)	5.8	0.3	6.4	1.0
Volatility	102%	82%	107%	138%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.7%	0.1%	1.7%	1.9%

Based on the assumptions set forth above, the weighted-average grant date fair value per share for stock options granted for the years ended December 31, 2020 and 2019 was $2.17 and $1.99, respectively. With respect to stock options for approximately 292,000 shares modified in 2019, the fair value of the modified options had a weighted average fair value of $3.40 per share in comparison to the weighted average fair value of the stock options immediately before the modification of $1.59 per share. With respect to stock options for approximately 348,000 shares modified in 2020, the fair value of the modified options was $0.14 per share, whereas the modified stock options did not have any fair value immediately before the modification.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The BSM model requires various assumptions that represent management’s best estimates of the fair value of the Company’s Common Stock, volatility, risk-free interest rates, expected term, and dividend yield. The expected term represents the weighted-average period that options granted are expected to be outstanding giving consideration to vesting schedules. Because the Company does not have an extended history of actual exercises, the Company has estimated the expected term using a simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. The Company has never declared or paid cash dividends and does not plan to pay cash dividends in the foreseeable future; therefore, the Company used an expected dividend yield of zero. The risk-free interest rate is based on U.S. Treasury rates in effect for maturities based on the expected term of the grant. The expected volatility is based on the historical volatility of the Company’s Common Stock for the period beginning in August 2016 when its shares were first publicly traded on the Nasdaq OTC Market through the grant date of the respective stock options.

Restricted Stock Activity

The following table sets forth activity related to grants of restricted stock under the Equity Incentive Plans for the years ended December 31, 2020 and 2019 (in thousands):

	Equity-Classified Awards					Liability-Classified Awards (1)
	Number of		Per	Unvested		Number of		Per	Unvested
	Shares		Share (2)	Compensation		Shares		Share (2)	Compensation
Outstanding, December 31, 2018	1,151		$3.46	$3,987		474		$5.25	$2,489
Shares issued to Board members	91	(3)	5.49	500	(3)	-		-	-
Unvested awards granted to employees
with service vesting criteria	2,085	(4)	2.42	5,036	(4)	-		-	-
Forfeitures	(220)		4.63	(1,019)		(322)		5.26	(1,693)
Fair value adjustments and other	-		-	(27)		-			(519	)(1)
Vested shares and expense	(984	)(5)	3.93	(3,872	)(5)	(115	)(5)	1.83	(210	)(5)

Outstanding, December 31, 2019	2,123		2.17	4,605		37		1.81	67
Shares issued to Board members	339	(3)	1.87	633	(3)	-		-	-
Unvested awards granted to employees
with service vesting criteria	1,259	(4)	2.43	3,060	(4)	-		-	-
Forfeitures	(975)		1.94	(1,893)		(2)		1.50	(3)
Fair value adjustments and other	(35)		0.97	(34)		-		-	28	(1)
Vested shares and expense	(672	)(5)	3.68	(2,472	)(5)	(17	)(5)	2.65	(45	)(5)

Outstanding, December 31, 2020	2,039		1.91	$3,899		18		2.61	$47

Intrinsic value, December 31, 2020	$5,363	(6)				$47	(6)

(1)	Certain awards granted to employees in China are not permitted to be settled in shares, which requires classification as a liability in the Company’s consolidated balance sheets. This liability is adjusted based on the closing price of the Company’s Common Stock at the end of each reporting period until these awards vest. As of December 31, 2020, the cumulative amount of compensation expense recognized is based on the progress toward vesting and the total fair value of the respective awards on that date.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Represents the weighted average price.
(3)	Represents grants to members of the Board of Directors whereby the shares of Common Stock were issued with cliff vesting one year after the grant date.
(4)	Restricted stock awards that generally vest over three years with fair value determined based on the closing price of the Company’s Common Stock on the respective grant dates.
(5)	The “Number of Shares” column reflects shares that vested due to achievement of the service condition during the year. Vested shares include approximately 7,000 shares as of December 31, 2020 and 319,000 shares as of December 31, 2019 that were not issuable until the first quarter of the following year. The “Unvested Compensation” column reflects the stock-based compensation expense recognized for vested and unvested awards during the year.
(6)	The intrinsic value is based on the closing price of the Company’s Common Stock of $2.63 per share on December 31, 2020.

In addition, restricted stock awards for approximately 629,000 shares that were not granted under the Equity Incentive Plans became vested in March and April 2019. The Company recognized compensation expense related to these awards of approximately $64,000 for the year ended December 31, 2019.

Stock-Based Compensation Expense

Substantially all stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations. The table below summarizes stock-based compensation expense related to stock options and restricted stock awards for the years ended December 31, 2020 and 2019, and the unrecognized compensation expense as of December 31, 2020 and 2019 (in thousands):

	Expense Recognized for		Unrecognized Expense
	Year Ended December 31:		as of December 31:
	2020	2019	2020	2019

Plan-based stock option awards:	$2,121	$2,240	$4,389	$4,803
Plan-based restricted stock awards:
Equity-classified	2,472	3,872	3,899	4,605
Liability-classified	45	210	47	67
Non-plan equity-classified restricted stock awards	-	64	-	-
Warrants	-	2	-	-

Total	$4,638	$6,388	$8,335	$9,475

As of December 31, 2020, unrecognized stock-based compensation expense is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.2 years for stock options and equity-classified restricted stock awards, and 1.0 years for liability-classified restricted stock awards.

Warrants

The following table sets forth warrant activity for the years ended December 31, 2020 and 2019 (shares in thousands):

	2020				2019
	Shares		Price (1)	Term (2)	Shares	Price (1)	Term (2)

Outstanding, beginning of year	311		$4.80	6.7	103	$4.38	3.2
Grants	1,500	(3)	4.75		208	5.01
Forfeited	(8)		1.83		-	-

Outstanding, end of year	1,803	(4)	4.77	5.1	311	4.80	6.7

(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the warrants expire.
(3)	Grant of Warrants in connection with the private placement discussed in Note 9.
(4)	All warrants are vested and exercisable as of December 31, 2020.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — INCOME TAXES

Income Tax Expense

For the years ended December 31, 2020 and 2019, loss before income tax expense is as follows (in thousands):

	2020	2019

Domestic	$(50,361)	$(96,159)
International	12,912	18,992

Loss before income taxes	$(37,449)	$(77,167)

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes, and total income tax expense recognized in the financial statements is as follows (in thousands):

	2020	2019

Income tax benefit at statutory U.S. federal rate	$7,864	$16,205
Income tax benefit attributable to U.S. states	2,114	3,914
Change in state tax rates	2,449	-
Stock-based compensation	(229)	774
Remeasurement of acquired taxes payable	974	-
Subpart F income	(952)	-
Other	257	720
Code section 162(m) excess compensation	(13)	(703)
Non-deductible expenses	(421)	(725)
Change in fair value earnouts	-	2,900
Benefit of foreign taxes	-	717
Foreign deferred tax adjustments	94	2,194
Foreign tax credit	3,324	6,146
Foreign withholding/prior year tax	(668)	(1,414)
Foreign rate differential	34	(5,561)
Change in valuation allowance	(16,722)	(37,835)

Total income tax expense	$(1,895)	$(12,668)

For the years ended December 31, 2020 and 2019, the Company’s income tax expense consisted of the following components (in thousands):

	2020	2019
Current income tax benefit (expense):
U.S. Federal	$975	$-
U.S. States	(44)	(5)
Foreign	(2,762)	(17,563)
Total current income tax benefit (expense)	(1,831)	(17,568)

Deferred income tax benefit (expense):
U.S. Federal	631	(8,419)
U.S. States	-	-
Foreign	(695)	13,319
Total deferred income tax benefit (expense)	(64)	4,900

Total income tax expense	$(1,895)	$(12,668)

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Income Tax Assets and Liabilities

As of December 31, 2020 and 2019, the income tax effects of temporary differences that give rise to significant deferred income tax assets and liabilities are as follows (in thousands):

	2020	2019
Deferred income tax assets:
Foreign tax credits	$18,847	$14,079
Net operating loss carryforwards	29,785	15,348
Accrued liabilities	11,877	8,670
Accrued pension	1,680	1,927
Operating lease liabilities	15,378	16,596
Above market lease	10,063	10,370
Property and equipment, net	1,362	363
Other	3,344	758

Gross deferred income tax assets	92,336	68,111
Valuation allowance for deferred income tax assets	(64,721)	(43,465)
Net deferred income tax assets	27,615	24,646
Deferred income tax liabilities:
Goodwill and identifiable intangible assets	(10,226)	(5,117)
Operating lease, right-of-use assets	(14,518)	(15,842)
Other	(480)	-
Total deferred income tax liabilities	(25,224)	(20,959)

Net deferred income tax asset	$2,391	$3,687

As of December 31, 2020 and 2019, the Company’s net deferred income tax asset consisted of the following components (in thousands):

	2020	2019

Foreign deferred income tax assets	$7,782	$9,128
Foreign deferred income tax liabilities	(5,391)	(5,441)

Net deferred income tax asset	$2,391	$3,687

Net deferred income tax assets consist solely of foreign net deferred income tax assets which are expected to be realized in the future, and that are included in long-term assets in the accompanying consolidated balance sheets. For the year ended December 31, 2020, the valuation allowance increased by $21.3 million, primarily due to incremental net operating losses that were not considered realizable, which includes $6.6 million in net operating loss carryforwards acquired in the Ariix acquisition. For the year ended December 31, 2019, the valuation allowance increased by $37.8 million, primarily due to incremental net operating losses that were not considered realizable. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

NOL Carryforwards and Other Matters

As of December 31, 2020, the Company had unused net operating loss (“NOL”) carryovers for income tax purposes of approximately $138.7 million with approximately $73.1 million relating to foreign subsidiaries and approximately $65.6 million relating to U.S. entities. The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of these unrecognized tax benefits. The NOLs will expire at various dates from 2021 through 2040, with the exception of $50.0 million related to United States and those in some foreign jurisdictions where there is no expiration. The U.S. NOLs have a full valuation allowance recorded against them. Of the $73.1 million of foreign NOLs, all but $5.4 million have a valuation allowance recorded against them. Federal and state laws impose substantial restrictions on the utilization of NOL and tax credit carryforwards in the event of an ownership change for income tax purposes, as defined in Section 382 of the Code. Under the provisions of Section 382 and 383 of the Code, a change in control, as defined by the Code, may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards, and other tax attributes that can be used to reduce future tax liabilities. The Company has performed a preliminary Section 382 analysis. The preliminary calculations indicate that the Company’s NOLs do not appear to be subject to the limitation.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2020, the Company has continued its position to return all foreign earnings to the U.S. parent company and has recorded deferred tax liabilities of $0.5 million for foreign withholding taxes associated with foreign retained earnings and cross-border payments.

Unrecognized Tax Benefits

As of December 31, 2020, $1.1 million of unrecognized income tax benefits is included in other long-term liabilities with the remainder of $4.3 million being offset with other deferred tax assets.  As of December 31, 2019, the total outstanding balance for liabilities related to unrecognized income tax benefits is included in other long-term liabilities and amounted to $1.5 million. As of December 31, 2020, unrecognized tax benefits of $1.1 million, if recognized, would affect the effective tax rate. As of December 31, 2020, unrecognized tax benefits of $4.3 million, if recognized, would not affect the Company’s effective tax rate since the tax benefits would increase a deferred tax asset that is currently fully offset by a full valuation allowance.

The Company accounts for interest expense and penalties associated with unrecognized tax benefits as part of its income tax expense. The unrecognized tax benefit as of December 31, 2020 includes an aggregate of approximately $0.1 million for interest and penalties, all of which was recognized for the year ended December 31, 2020. The Company does not anticipate any significant changes related to unrecognized tax benefits in the next twelve months.

The following table summarizes changes in unrecognized tax benefits for the years ending December 31, 2020 and 2019 (in thousands):

	2020	2019

Balance, beginning of year	$1,545	$430
Increase related to:
Prior tax positions	4,500	1,163
Current tax positions	15	22
Decreases related to prior tax positions	(613)	(46)
Settlements	-	(24)

Balance, end of year	$5,447	$1,545

The Company files income tax returns in the U.S. federal, and various states as well as the following foreign jurisdictions: Australia, Austria, Canada, Chile, China, Colombia, Germany, Hong Kong, Hungary, Indonesia, Ireland, Italy, Japan, Korea, Malaysia, Malta, Mexico, New Zealand, Norway, Peru, Poland, Russia, Singapore, Sweden, Switzerland, Thailand, Tahiti, Taiwan, the UK and Vietnam. The Company’s federal and state tax years for 2017 and forward are subject to examination by taxing authorities. All foreign jurisdictions tax years are also subject to examination depending on their relative statutes of limitations.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Executive Deferred Compensation Plan

Morinda’s Board of Directors implemented an unfunded executive deferred compensation plan in 2009 for certain executives of Morinda. All financial performance targets under the plan were achieved prior to the Morinda acquisition date in December 2018. After the executives retired, the deferred compensation obligation is payable over a period up to 20 years. All executives covered under this plan had retired as of December 31, 2019, and cash payments did not commence until December 2020. As of December 31, 2020, the obligations under this plan consist of $3.6 million that is included in other long-term liabilities and $0.3 million included in other accrued current liabilities. As of December 31, 2019, the obligations under this plan consist of $3.8 million that is included in other long-term liabilities and $0.3 million included in other accrued current liabilities.

401(k) Plan

Since December 2018, the Company has had a defined contribution employee benefit plan under section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all eligible U.S. employees that are entitled to participate at the beginning of the first full quarter following commencement of employment. The Company matches the entire amount of the employee contributions up to 3% of the participating employee’s compensation, and then 50% of employee contributions between 4% and 5% of the participating employee’s compensation. These matching contributions vest for 100% when the matching contributions are made. Total contributions to the 401(k) Plan amounted to $0.9 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.

Foreign Benefit Plans

The Company has an unfunded retirement benefit plan for its Japanese subsidiary that entitles substantially all employees in Japan, other than directors, to retirement payments. The Company also has an unfunded retirement benefit plan in Indonesia that entitles all permanent employees to retirement payments.

Upon termination of employment, the employees of the Japanese subsidiary are generally entitled to retirement benefits determined by reference to basic rates of pay at the time of termination, years of service, and conditions under which the termination occurs. If the termination is involuntary or caused by retirement at the mandatory retirement age of 65, the employee is entitled to a greater payment than in the case of voluntary termination. The employees in Indonesia whose service is terminated are generally entitled to retirement benefits determined by reference to basic rates of pay at the time of termination, years of service and conditions under which the termination occurs. The unfunded benefit obligation for these defined benefit pension plans was approximately $2.9 million and $3.5 million as of December 31, 2020 and 2019, respectively. Of these amounts, approximately $3.1 million and $3.4 million are included in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively.

Litigation, Claims and Assessments

The Company’s operations are subject to numerous governmental rules and regulations in each of the countries it does business. These rules and regulations include a complex array of tax and customs regulations as well as restrictions on product ingredients and claims, the commissions paid to the Company’s Brand Partners, labeling and packaging of products, conducting business as a direct-selling business, and other facets of manufacturing and selling products. In some instances, the rules and regulations may not be fully defined under the law or are otherwise unclear in their application. Additionally, laws and regulations can change from time to time, as can their interpretation by the courts, administrative bodies, and the tax and customs authorities in each country. The Company actively seeks to be in compliance, in all material respects, with the laws of each of the countries in which it does business and expects its Brand Partners to do the same. The Company’s operations are often subject to review by local country tax and customs authorities and inquiries from other governmental agencies. No assurance can be given that the Company’s compliance with governmental rules and regulations will not be challenged by the authorities or that such challenges will not result in assessments or required changes in the Company’s business that could have a material impact on its business, consolidated financial statements and cash flow.

On November 19, 2020, Ariix’s subsidiary in Japan (the “Japanese Subsidiary”) received an order from the Japan Consumer Affairs Agency notifying it of a nine-month suspension from recruiting new Brand Partners in Japan. In comparison to pre-acquisition levels of net revenue generated by the Japanese subsidiary, management expects that the suspension of recruiting could result in a material reduction in net revenue for the nine-month suspension period.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

According to the order, the Japanese Subsidiary may continue to sell products to customers through existing Brand Partners and may continue to attract new customers. Accordingly, the Japanese Subsidiary has refocused its efforts to attract new customers by introducing new products and a new customer program. The Japanese Subsidiary has terminated non-compliant distributors whose actions led to the sanction, and many other distributors have elected to terminate their relationship with the Japanese Subsidiary.

The Company has various non-income tax contingencies in several countries. Such exposure could be material depending upon the ultimate resolution of each situation. As of December 31, 2020 and 2019, the Company has recorded a current liability under ASC 450, Contingencies, of approximately $1.1 million and $0.9 million, respectively.

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

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus resulted in a world-wide pandemic. By March 2020, the U.S. economy had been largely shut down by mass quarantines and government mandated stay-in-place orders (the “Orders”) to halt the spread of the virus. While some of these Orders were relaxed or lifted in different jurisdictions at various times during the year ended December 31, 2020, the overall impact of COVID-19 continues to have an adverse impact on business activities across the world. The Orders required some of the Company’s employees to work from home when possible, and other employees were entirely prevented from performing their job duties at times. The world-wide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it could have a material adverse effect on the Company’s business as consumer demand for its products could decrease.

Foreign jurisdictions accounted for approximately 68% of the Company’s net revenue for the year ended December 31, 2020. The impact of COVID-19 was a significant contributing factor for the year ended December 31, 2020 that resulted in decreases in net revenue in foreign countries as a group. While the Company’s direct-to-consumer selling model typically relies heavily on the use of its Brand Partner sales force in close contact with customers, the pandemic has required alternative selling approaches such as through social media. Until an effective vaccine or other successful mitigation of COVID-19 has been widely administered throughout the population, no assurance can be provided that the Company will be able to avoid future reductions in net revenue using alternative selling approaches that avoid direct contact with customers.

In most jurisdictions, the Orders have been relaxed or lifted but considerable uncertainty remains about whether the Orders will need to be reinstated as the spread of new variants of COVID-19 continues. While the current disruption to the Company’s business is expected to be temporary, the long-term financial impact on the Company’s business cannot be reasonably estimated at this time.

Employment and Severance Agreements

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

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 4, 2020, the Company and David Vanderveen entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) in connection with his resignation from the Company, which was deemed effective as of August 1, 2020. Under the Settlement Agreement, Mr. Vanderveen’s employment agreement discussed above was cancelled and he agreed to release any and all claims he may have against the Company in exchange for receiving (i) $0.4 million payable upon his entry into the Settlement Agreement, (ii) weekly salary continuation payments up to a maximum of approximately $0.3 million until the earlier of the completion of 65 weeks or the date when Mr. Vanderveen obtains new employment; and (iii) payment of up to 18 months of premiums for continued health benefit coverage. The Settlement Agreement also provided for the immediate vesting of 41,250 shares of restricted common stock and modification of certain stock options for 42,900 shares at an exercise price of $1.77 that will now expire on September 4, 2021. In connection with his resignation, Mr. Vanderveen entered into a consulting agreement with the Company under which he provided up to 20 hours per week of consulting services to the Company for a six-month period in exchange for $22,500 per month. Mr. Vanderveen is also eligible to receive a finder’s fee for any potential business acquisition candidates brought to the Company in accordance with the terms of the consulting agreement. As discussed in Note 18, Mr. Gould’s employment agreement was amended in March 2021.

Guarantee Deposits

The Direct / Social Selling segment has deposits in Korea that serve as collateral for Brand Partner returns dictated by law related to future customer returns, and collateral to credit card companies for guarantee of Brand Partner payments. Approximately $0.9 million of guarantee deposits are included in other long-term assets in the accompanying consolidated balance sheets as of December 31, 2020 and 2019.

Royalty Agreement

In December 2020, the Company entered into a royalty agreement with an individual that developed a sales, distribution and direct customer network (the “Royalty Network”). Pursuant to the agreement, the Company prepaid royalties of $0.5 million in December 2020 and agreed to pay additional royalties up to $750,000. Future royalty payments will be determined based on a sliding scale where (i) no royalties are payable if net revenue for the annual contract period is less than $3.0 million, and (ii) royalties ranging from 3% to 4% of net revenue are payable for annual revenue in excess of $3.0 million. The individual is required to cause members of the Royalty Network to integrate with the contractual arrangements applicable to the Company’s Brand Partners.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 —NET LOSS PER SHARE

Net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. The calculation of diluted net loss per share includes dilutive stock options, unvested restricted stock awards, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. For the years ended December 31, 2020 and 2019, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. As of December 31, 2020 and 2019, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2020	2019

Equity Incentive Plan awards:
Stock options	3,856	3,551
Unissued and unvested restricted stock awards	2,057	2,069
Common stock purchase warrants	1,803	311

Total	7,716	5,931

NOTE 16 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

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

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date

As of December 31, 2020 and 2019, the fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values due to the short-term nature of these instruments. Cash equivalents consist of short-term certificates of deposit that are classified as Level 2. The fair value of the short-term debts for business combination obligations in Note 4 are classified as Level 2 and were recently determined whereby the carrying value and fair value as of December 31, 2020 are the same. The estimated fair value of the Senior Notes discussed in Notes 9 and 10 is classified as Level 2 and amounted to approximately $28.9 million as of December 31, 2020. The notes receivable from BWR discussed in Note 5 were recorded at estimated fair value as of September 24, 2020. The recorded amounts for debt payable pursuant to business combinations discussed in Note 4 approximated fair value due to the relatively short-term maturities and lack of changes in the Company’s credit risk. Due to the U.S. government guarantee and the otherwise unique terms of the PPP Loan discussed in Note 10, it was not possible to determine fair value of this debt instrument.

Recurring Fair Value Measurements

For the years ended December 31, 2020 and 2019, the Company did not have any recurring measurements for the fair value of assets. Recurring measurements of the fair value of liabilities as of December 31, 2020 and 2019 were as follows:

	2020				2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Ariix derivative liability	$-	$-	$90,874	$90,874	$-	$-	$-	$-
Interest rate swap liability	-	-	-	-	-	99	-	99

Total	$-	$-	$90,874	$90,874	$-	$99	$-	$99

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended December 31, 2020 and 2019, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy. Presented below is further information about the Ariix derivative liability and the interest rate swap shown in the table above.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Liability

As discussed in Note 4, the Company is required to seek approval from its stockholders to issue up to an aggregate of 40.1 million shares of Common Stock at up to three stockholder meetings. Based on the expected working capital adjustment set forth in the Amended Merger Agreement, the aggregate shares issuable were revised to an aggregate of 35.7 million shares as of December 31, 2020. If stockholders fail to approve the settlement in shares of Common Stock, the Company will be required to make cash payments of $163.3 million within 90 days after the third stockholder meeting. This obligation to issue approximately 35.7 million shares or pay cash of $163.3 million is accounted for as derivative liability. Key valuation assumptions to arrive at fair value of the derivative liability included (i) historical volatility of the Company’s shares of Common Stock of 77%, (ii) a risk-free interest rate of approximately 0.1%, and (iii) the weighted average cost of capital of 16.5%. This derivative liability is  classified within Level 3 of the fair value hierarchy.

Interest Rate Swap Agreement

The Company entered into an interest rate swap agreement with EWB dated July 31, 2019. This swap agreement provided for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. As of December 31, 2019, the Company had an unrealized loss from this interest rate swap agreement of approximately $0.1 million that is included in other long-term liabilities in the accompanying consolidated balance sheet. The Company terminated the Interest Rate Swap Agreement in 2020 when the EWB Credit Facility was paid off and terminated.

Significant Concentrations

A substantial portion of the business related to the Direct / Social Selling segment is conducted in foreign markets, exposing the Company to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations. For the years ended December 31, 2020 and 2019, approximately 68% and 72%, respectively, of the Company’s consolidated net revenue was generated outside the United States, primarily in the Asia Pacific market. Many of the Direct/ Social Selling segment’s products have a component of the noni plant, Morinda Citrifolia (“Noni”) as a common element. Tahitian Noni® Juice, MAX and other noni-based products are expected to comprise approximately 70% of net revenue of the Direct/ Social Selling segment for the foreseeable future. However, if consumer demand for these products decreases significantly or if the Company ceases to offer these products without a suitable replacement, the Company’s consolidated financial condition and operating results would be adversely affected. The Company purchases fruit and other Noni-based raw materials from French Polynesia, but these purchases of materials are from a wide variety of individual suppliers with no single supplier accounting for more than 10% of its raw material purchases during 2020 and 2019. However, as the majority of the raw materials are consolidated and processed at the Company’s plant in Tahiti, the Company could be negatively affected by certain governmental actions or natural disasters if they occurred in that region of the world. For the years ended December 31, 2020 and 2019, no customers accounted for 10% or more of the Company’s consolidated net revenue.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. Cash deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of December 31, 2020, the Company had cash and cash equivalents with two financial institutions in the United States with balances of $8.2 million and $23.7 million, and two financial institutions in China with balances of $6.3 million and $7.3 million. As of December 31, 2019, the Company had cash and cash equivalents with two financial institutions in the United States with balances of $22.2 million and $1.4 million, and two financial institutions in China with balances of $6.6 million and $3.6 million. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

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

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — SEGMENTS AND GEOGRAPHIC CONCENTRATIONS

Reportable Segments

The Company follows segment reporting in accordance with ASC Topic 280, Segment Reporting. Since the consummation of the business combination with Morinda in December 2018, the Company’s operating segments have consisted of the Noni by NewAge segment and the NewAge segment. Upon completion of the business combination with Ariix, which comprised a portion of the Noni by NewAge segment, the Company rebranded this segment as the Direct/ Social Selling segment to better reflect the overall characteristics shared by the business units that comprise this segment. Also, as a result of the divestiture of the BWR reporting unit and substantially all of the Brands Division in September 2020, the Company has rebranded the NewAge segment as the Direct Store segment.

The Direct / Social Selling segment is engaged in the development, manufacturing, and marketing of a portfolio of healthy products in three core category platforms including health and wellness, healthy appearance, and nutritional performance all sold primarily via e-commerce and through a direct route to market. The Direct / Social Selling segment has manufacturing operations in Tahiti, Germany, Japan, the United States, and China. The Direct / Social Selling segment’s products are sold and distributed in more than 50 countries using its group of more than 400,000 Brand Partners. Approximately 85% of the net revenue of the Direct / Social Selling segment is generated internationally, primarily in Western Europe, Greater China, and Japan.

As of December 31, 2020, the Direct Store segment is a direct-store-distribution (“DSD”) business servicing Colorado and surrounding markets. Until September 24, 2020 when the Company disposed of the Divested Business discussed in Note 4, the segment also marketed and sold a portfolio of healthy beverage brands including XingTea, Búcha® Live Kombucha, Coco-Libre, Evian, Nestea, Illy Coffee and Volvic. In connection with the disposition of the Divested Business, the Company entered into a Distributor Agreement, pursuant to which BWR appointed the Company as its exclusive distributor of certain beverage products in selected territories in the United States.

Net revenue by reporting segment for the years ended December 31, 2020 and 2019, was as follows (in thousands):

Segment	2020	2019

Direct/ Social Selling	$222,130	$200,708
Direct Store	57,341	53,000

Net revenue	$279,471	$253,708

Gross profit (loss) by reporting segment for the years ended December 31, 2020 and 2019, was as follows (in thousands):

Segment	2020	2019

Direct/ Social Selling	$169,025	$155,685
Direct Store	8,464	(2,978)

Total gross profit	$177,489	$152,707

Assets by reporting segment as of December 31, 2020 and 2019, were as follows (in thousands):

Segment	2020	2019

Direct/ Social Selling	$396,174	$201,600
Direct Store	47,008	49,530

Total assets	$443,182	$251,130

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense by reporting segment for the years ended December 31, 2020 and 2019, was as follows (in thousands):

Segment	2020	2019

Direct/ Social Selling	$8,362	$6,782
Direct Store	566	1,977

Total depreciation and amortization	$8,928	$8,759

Cash payments for capital expenditures for property and equipment and identifiable intangible assets by reporting segment for the years ended December 31, 2020 and 2019, were as follows (in thousands):

Segment	2020	2019

Direct/ Social Selling	$2,188	$4,204
Direct Store	283	1,153

Total capital expenditures	$2,471	$5,357

Geographic Concentrations

The Company attributes net revenue to geographic regions based on the location of its customers’ contracting entity. The following table presents net revenue by geographic region for the years ended December 31, 2020 and 2019 (in thousands):

	2020		2019

United States of America	$89,079		$77,084
Japan	87,968		87,151
China	51,419		52,985
Rest of World	51,005	(1)	36,488	(1)

Net revenue	$279,471		$253,708

(1)	No individual country in the Rest of World group exceeds 10% of consolidated net revenue.

As a result of the recently completed acquisition of Ariix, it is not currently practicable to disclose a breakdown of consolidated sales information by product type.

As of December 31, 2020, the net carrying value of property and equipment located outside of the United States amounted to approximately $23.6 million. As of December 31, 2019, the net carrying value of the Company’s property and equipment located outside of the United States amounted to approximately $22.1 million.

NOTE 18 — SUBSEQUENT EVENTS

Clarification Letter

On January 29, 2021, the Company and the Sellers’ Agent entered into a letter of clarification (the “Clarification Letter”) to the Ariix Merger Agreement discussed in Note 4. The Clarification Letter explained the intent of the parties as of the Ariix Closing date whereby (i) a restricted cash account of Ariix with a Chinese bank that had a balance of $3.1 million as of the Ariix Closing Date remained an asset of the Sellers and, accordingly, was not conveyed to the Company, and (ii) the number of shares of the Company’s Common Stock issuable to the Sellers on the first anniversary of the Ariix Closing Date was reduced by 500,000 shares, from 25.5 million shares to 25.0 million shares. In addition, the impact of the $3.1 million reduction of restricted cash reduced the number of shares issuable by 0.6 million shares due to the impact of the working capital adjustment discussed in Note 4.

ATM Sales Agreement

On February 9, 2021, the Company notified Roth Capital Partners LLC of its election to terminate the ATM Agreement discussed in Note 11. On February 11, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Manager”), under which the Company may offer and sell from time-to-time up to an aggregate of approximately $53.5 million in shares of the Company’s Common Stock (the “Placement Shares”) through the Manager. Under the Sales Agreement, the maximum number of shares that may be sold pursuant to the Sales Agreement is currently limited to less than 3.0 million shares based on the number of authorized shares of Common Stock available as of February 28, 2021. The Manager agreed to act as sales agent and use commercially reasonable efforts to sell on the Company’s behalf all of the Placement Shares requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the Manager and the Company.

The Company has no obligation to sell any of the Placement Shares under the Sales Agreement. The Sales agreement may be terminated by the Company upon five business days’ notice to the Manager and at any time by the Manager or by the mutual agreement of the parties. If not earlier terminated, the Sales Agreement will remain in effect until all of the Placement Shares are sold. Under the Sales Agreement, the Company will pay the Manager a commission equal to 3% of the gross proceeds from the sale of the Placement Shares. In addition, the Company has agreed to pay certain expenses incurred by the Manager in connection with the offering.

Private Placement of Equity Securities

On February 16, 2021, the Company entered into a securities purchase agreement in connection with a private placement for the issuance of an aggregate of approximately 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares (the “Warrant Shares”) of Common Stock. At the closing on February 19, 2021, the Company received gross proceeds of approximately $58.0 million. Roth Capital Partners, LLC acted as the exclusive placement agent in exchange for a fee equal to 7% of the gross proceeds. After deducting the placement agent fees, the net proceeds were approximately $53.9 million.

The warrants have an initial exercise price of $5.00 per share, subject to adjustment in certain circumstances. The warrants are exercisable until the third anniversary of the effectiveness of a registration statement required to be filed within 30 days after the closing pursuant to a separate registration rights agreement. Exercise of the warrants is subject to a beneficial ownership limitation of 4.99% (or 9.99% at the option of the Purchasers).

Pursuant to the registration rights agreement, the Company agreed to file an initial registration statement on Form S-3 covering the resale of the shares of Common Stock and the Warrant Shares with the SEC by March 18, 2021. The Company has also agreed that the registration statement must be declared effective by the SEC and effectiveness must be maintained within prescribed deadlines set forth in the registration rights agreement. If the Company does not comply with these requirements, the investors are entitled to liquidated damages equal to 2.0% of the aggregate subscription amount on each 30-day anniversary of such failure.

NewAge, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gould Agreement

On March 3, 2021, the Company and Gregory A. Gould, the Chief Financial Officer of the Company, entered into a Modification and Transition Addendum to Employment Agreement and Indemnification Agreement (the “Gould Agreement”). The Gould Agreement amends the employment agreement with Mr. Gould discussed in Note 14, whereby he will continue to serve as Chief Financial Officer of the Company until July 2, 2021 (the “Term”). As part of the transition, Mr. Gould will receive (i) a payment in March 2021 for his 2020 performance bonus of $250,000, (ii) a target performance bonus of $650,000 for his work in 2021 payable in July 2021, (iii) severance compensation of one year of base salary of $500,000 plus target bonus of $250,000 pursuant to his employment agreement, (iv) payment of health insurance premiums for one year, and (v) title to his Company automobiles and laptop computer will be transferred to Mr. Gould.

In addition, the Company agreed to issue stock options for 125,000 shares of Common Stock that vest on July 2, 2021 and have an expiration date of three years after the issuance date. The Gould Agreement also provides that any unvested shares of restricted stock and stock options previously granted to Mr. Gould will continue to vest on their existing schedules until July 2, 2021, when they will become fully vested. Mr. Gould may exercise any options at any time before their original stated expiration date. Under the Agreement, each party has agreed to release any and all claims such party may have against the other party. The confidentiality, non-disparagement and non-solicitation provisions of the Employment Agreement remain in effect. The Agreement also modifies the Indemnification Agreement, dated December 28, 2019, between the Company and Mr. Gould.

Pursuant to the Senior Notes discussed in Note 10, the Company is required to replace Mr. Gould with a suitable candidate to serve as the Chief Financial Officer within 120 days of Mr. Gould’s termination date. The failure to replace Mr. Gould with an individual reasonably acceptable to the lenders would result in an event of default under the Senior Notes.

Business Combination

On March 4, 2021, the Company entered into a letter of intent to acquire Aliven Inc. (“Aliven”), a Japan-based direct selling company. Aliven currently generates approximately $20 million in annualized net revenue with more than 100,000 customers and Brand Partners. Aliven sells a portfolio of differentiated healthy products including skin care products infused with cultured stem cells, nutritional products, and their patented far-infrared technology products designed for reduction of localized pain. Consideration for the acquisition of Aliven is approximately 1.1 million shares of NewAge Common Stock. Completion of the proposed transaction is subject to negotiation and execution of a definitive agreement and the satisfaction of customary conditions to closing.

Restricted Stock Grant

On March 10, 2021, the Board of Directors approved restricted stock grants to the Company’s Chief Executive Officer for (i) 175,000 shares that vest for one-third of the shares on each of the first, second and third anniversaries of the grant date, (ii) a grant of 350,000 shares up to 1,050,000 shares that vest to the extent that prescribed amounts of measurable merger synergies are realized by the Company over the three-year period ending December 31, 2023, and (iii)  a grant of 350,000 shares up to 1,050,000 shares that vest if the Company achieves prescribed levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the three-year period ending December 31, 2023. The awards in (ii) and (iii) above are performance-based stock grants that will result in noncash compensation that can be earned over the next three years if the Company achieves certain targets.  If the Company does not achieve the targets set by the Board, neither of the awards in (ii) and (iii) above will vest.

NewAge, Inc.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Additions	Provisions		Effect of
	Balance at	Charged to	Assumed in	Amounts	Foreign	Balance at
	Beginning	Costs and	Business	Written	Currency	End of
Description	of Year	Expenses	Combinations	Off	Translation	Year

Year Ended December 31, 2020:
Allowance for doubtful accounts	$534	$196	$-	$(148)	$-	$582
Allowance for sales returns	461	8	2,500	(1,647)	-	1,322
Income tax valuation allowance	43,465	17,880	4,038	(662)	-	64,721

Year Ended December 31, 2019:
Allowance for doubtful accounts	$134	$455	$114	$(169)	$-	$534
Allowance for sales returns	200	261	-	-	-	461
Income tax valuation allowance	5,197	38,682	-	(433)	19	43,465

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to a material weakness in internal controls over financial reporting, described below. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Following identification of the material weakness and prior to filing this Form 10-K, we completed substantive procedures for the year ended December 31, 2020. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

Changes in Internal Control over Financial Reporting

We acquired certain assets and liabilities constituting the Ariix, LLC (“Ariix”) business on November 16, 2020. Because Ariix utilizes separate information and accounting systems, we have implemented internal controls over financial reporting for acquisition-related accounting and disclosures. The acquisition of Ariix represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 31, 2019.

We are reviewing and evaluating internal control procedures and the design of those control procedures related to the Ariix acquisition in order to determine when we will complete an evaluation and review of Ariix’s internal controls over financial reporting. Except as described above, there has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of December 31, 2020, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). We excluded Ariix from our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Ariix constitutes 50% of total assets and 11% of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2020.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the material weakness described below.

Material Weakness

In connection with the preparation of our consolidated financial statements, we identified a material weakness in internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board of the United States, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2020, a material weakness exists related to the Company’s failure to design and implement monitoring activities over the acquisition of Ariix, LLC (“Ariix”) resulting in the Company’s inability to issue its financial statements for inclusion in its Form 10-K by the required due date. Specifically, due to the size and timing of the acquisition of Ariix, the Company did not have sufficient resources to adequately monitor the consolidation of the financial information and purchase allocation of Ariix in order to prevent or detect material misstatements.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report that is included herein.

Plan of Remediation of Material Weakness

The Company has taken or will take the following steps to remediate the material weakness:

●	We will alter the design of our controls over acquisitions to better evaluate the potential financial reporting impact relating to the timing of future acquisitions, including evaluating the adequacy and competency of the accounting function of the potential company being acquired. In addition, we will give careful consideration to waiving due diligence requirements, such as requiring audited financial statements, prior to closing future acquisitions.

●	The Company will hire additional personnel with the requisite technical skills in US GAAP accounting to support the growth of the Company while enhancing the overall competency level of the acquired company’s accounting staff.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of NewAge, Inc. (formerly New Age Beverages Corporation)

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NewAge, Inc. (formerly New Age Beverages Corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 18, 2021, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Ariix LLC (“Ariix”), which was acquired on November 16, 2020, and whose financial statements constitute 50% of total assets and 11% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Ariix.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

As of December 31, 2020, a material weakness exists related to the Company’s failure to design and implement monitoring activities over the acquisition of Ariix, LLC resulting in the Company’s inability to issue its financial statements for inclusion in its Form 10-K by the required due date. Specifically, due to the size and timing of the acquisition of Ariix, the Company did not have sufficient resources to adequately monitor the consolidation of the financial information and purchase allocation of Ariix in order to prevent or detect material misstatements on a timely basis.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2020, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 18, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our 2021 Proxy Statement, which is expected to be filed with the SEC in March 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our 2021 Proxy Statement, which is expected to be filed with the SEC in March 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our 2021 Proxy Statement, which is expected to be filed with the SEC in March 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2021 Proxy Statement, which is expected to be filed with the SEC in March 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our 2021 Proxy Statement, which is expected to be filed with the SEC in March 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

(1)	Financial Statements. The financial statements are set forth under Item 8, “Financial Statements and Supplementary Data,” of this Report.
(2)	Financial Statement Schedules. For the years ended December 31, 2020 and 2019, Schedule II is included under Item 8, “Financial Statements and Supplementary Data,” of this Report. All other financial statement schedules are omitted because they are not applicable, or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of this Report.

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

The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Report. The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included. As set forth in Exhibit 3.17 hereof, New Age Beverages Corporation amended its Articles of Incorporation to change its name to NewAge, Inc. effective on July 28, 2020. Accordingly, exhibits described below that were entered into by New Age Beverages Corporation are for the same legal entity as NewAge, Inc.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Merger by and among New Age Beverages Corporation, NewAge Health Sciences Holdings, Inc. and Morinda Holdings, Inc. dated December 2, 2018 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on December 3, 2018).
2.2	Agreement and Plan of Merger among New Age Beverages Corporation, Brands Within Reach, LLC, Olivier Sonnois, and BWR Acquisition Corp., dated as of May 30, 2019 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on June 4, 2019).
2.3	Agreement and Plan of Merger dated as of July 20, 2020 among New Age Beverages Corporation, Ariel Merger Sub, LLC, Ariix, LLC and Fred Cooper as Sellers Agent (incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on July 20, 2020).
2.4	Amended and Restated Agreement and Plan of Merger dated as of September 30, 2020 among NewAge, Inc., Ariel Merger Sub, LLC, Ariel Merger Sub 2, LLC, Ariix, LLC, certain members of Ariix, LLC, and Frederick Cooper as Sellers Agent (incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on October 1, 2020).
3.1	Articles of Incorporation of New Age Beverages Corporation (incorporated by reference to Exhibit 3.1.1 of our Form S-1 filed with the SEC on February 3, 2014).
3.2	Articles of Amendment to the Articles of Incorporation, dated October 11, 2011 (incorporated by reference to Exhibit 3.1.2 of our Form S-1 filed with the SEC on February 3, 2014).
3.3	Articles of Amendment to the Articles of Incorporation, dated June 25, 2013 (incorporated by reference to Exhibit 3.1.3 of our Form S-1 filed with the SEC on February 3, 2014).

3.6	Amended Articles of Incorporation of New Age Beverages Corporation (incorporated by reference to Exhibit 3.1.4 of our Form S-1 filed with the SEC on February 3, 2014).
3.7	Articles of Amendment to the Articles of Incorporation, dated April 20, 2015 (incorporated by reference to Exhibit 3.1 of our Form 10-Q filed with the SEC on November 11, 2019).
3.8	Articles of Amendment to the Articles of Incorporation, dated May 3, 2016 (incorporated by reference to Exhibit 3.6 of our Form 10-K filed with the SEC on April 1, 2019).
3.9	Articles of Amendment to the Articles of Incorporation, dated June 29, 2016 (incorporated by reference to Exhibit 3.01 of our Form 8-K filed with the SEC on August 5, 2016).
3.10	Bylaws of New Age Beverages Corporation (incorporated by reference to Exhibit 3.2.1 of our Form S-1 filed with the SEC on February 3, 2014).
3.11	Amended Bylaws of New Age Beverages Corporation (incorporated by reference to Exhibit 3.2.2 of our Form S-1 filed with the SEC on February 3, 2014).
3.12	Amended Articles of Incorporation of New Age Beverages Corporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on September 24, 2018).
3.13	Articles of Amendment to Articles of Incorporation designating Series C preferred stock (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on September 24, 2018).
3.14	Articles of Amendment to the Articles of Incorporation, dated October 23, 2018 (incorporated by reference to Exhibit 3.01 of our Form 8-K Filed with the SEC on October 24, 2018).
3.15	Articles of Amendment to Articles of Incorporation designating Series D preferred stock (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on December 27, 2018).
3.16	Articles of Amendment to the Articles of Incorporation, filed on May 31, 2019 (incorporated by reference to Exhibit 3.01 of our Form 8-K filed with the SEC on June 3, 2019).
3.17	Articles of Amendment to Articles of Incorporation, filed on July 24, 2020 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on July 29, 2020).
4.1+	Description of Securities.
4.2	Series A Warrant in favor of JGB Management, Inc., dated December 1, 2020 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed with the SEC on December 1, 2020).
4.3	Series B Warrant in favor of JGB Management, Inc., dated December 1, 2020 (incorporated by reference to Exhibit 4.2 of our Form 8-K filed with the SEC on December 1, 2020).
10.1*	New Age Beverages Corporation 2016-2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on August 5, 2016).
10.2	Asset Purchase Agreement with B&R Liquid Adventure, LLC (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on April 2, 2015).
10.3	Asset Purchase Agreement for Xing Acquisition (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on May 23, 2016).
10.4	Asset Purchase Agreement with AMBREW, LLC (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on October 5, 2015).
10.5	Promissory Note (incorporated by reference to Exhibit 10.4 of our Amendment No. 1 to Form 8-K filed with the SEC on June 30, 2016).
10.6	Purchase and Sale Agreement between NABC Properties, LLC and Vision 23rd, LLC dated January 10, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on January 30, 2017).
10.7	Asset Purchase Agreement between New Age Beverages Corporation and Marley Beverage Company, LLC dated as of March 23, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on March 29, 2017).
10.8	Asset Purchase Agreement between New Age Beverages Corporation and Maverick Brands, LLC dated as of March 31, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on March 31, 2017).
10.9	Asset Purchase Agreement between New Age Beverages Corporation and Premier Micronutrient Corporation dated as of May 18, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on May 24, 2017).
10.10	Amendment to Asset Purchase Agreement between New Age Beverages Corporation and Marley Beverage Company, LLC dated as of June 9, 2017 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on June 13, 2017).

10.11	Loan and Security Agreement between New Age Beverages Corporation, NABC, Inc., NABC Properties, LLC, NewAge Health Sciences, Inc. and Siena Lending Group LLC dated as of August 10, 2018 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on August 16, 2018).
10.12	Collateral Pledge Agreement dated as of August 10, 2018 between New Age Beverages Corporation and Siena Lending Group LLC (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on August 16, 2018).
10.13	Intellectual Property Security Agreement between New Age Beverages Corporation and NewAge Health Sciences, Inc. in favor of Siena Lending Group LLC, dated as of August 10, 2018 (incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on August 16, 2018).
10.14	Exchange Agreement between New Age Beverages Corporation with Brent Willis and Neil Fallon (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on September 24, 2018).
10.15	Product and Trademark License Agreement, dated January 14, 2019, between NABC, Inc. and Docklight LLC (incorporated by reference to Exhibit 10.17 of our Form 10-K filed with the SEC on April 1, 2019).
10.16	Office Space Lease between 2420 17th Street, LLC and New Age Beverages Corporation dated January 21, 2019 (incorporated by reference to Exhibit 10.18 of our Form 10-K filed with the SEC on April 1, 2019)
10.17	Loan and Security Agreement between New Age Beverages Corporation and East West Bank, dated as of March 29, 2019 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on April 2, 2019).
10.18	Guarantee and Pledge Agreement among subsidiaries of New Age Beverages Corporation in favor of East West Bank, dated as of March 29, 2019 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on April 2, 2019).
10.19	Intellectual Property Security Agreement among New Age Beverages Corporation, NewAge Health Sciences, Inc., Morinda, Inc. and East West Bank, dated as of March 29, 2019 (incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on April 2, 2019).
10.20*	New Age Beverages Corporation 2019 Equity Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2019).
10.21	Fixed Term Building Lease Agreement between Hulic Co., Ltd. And Morinda Japan GK (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the SEC on May 9, 2019).
10.22	Lease of Space Agreement between 40th Street Partners, LLC and New Age Beverages Corporation, dated as of April 3, 2019 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the SEC on May 9, 2019).
10.23	First Amendment, Waiver and Consent to Loan and Security Agreement by and between New Age Beverages Corporation and East West Bank, dated as of July 11, 2019 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the SEC on August 8, 2019).
10.24	Second Amendment and Waiver to Loan and Security Agreement by and between New Age Beverages Corporation and East West Bank, dated as of October 9, 2019 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on October 11, 2019).
10.25	Second Amendment to Product and Trademark License Agreement between New Age Beverages Corporation and Docklight Brands, Inc., dated as of July 18, 2019 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the SEC on November 14, 2019).
10.26	Third Amendment and Waiver to Loan and Security Agreement by and between New Age Beverages Corporation and East West Bank, dated as of March 13, 2020 (incorporated by reference to Exhibit 10.26 of our Form 10-K filed with the SEC on March 16, 2020)
10.27	Promissory Note pursuant to the Paycheck Protection Program, for Loan between New Age Beverages Corporation and East West Bank dated as of April 14, 2020 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on April 15, 2020)
10.28*	Employment Offer Letter dated January 13, 2020 between New Age Beverages Corporation and David Vanderveen (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the SEC on May 11, 2020)
10.29	Amended and Restated At the Market Offering Agreement between New Age Beverages Corporation and Roth Capital Partners LLC dated as of May 8, 2020 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the SEC on May 11, 2020)
10.30*	Employment Agreement dated as of May 8, 2020 between New Age Beverages Corporation and Brent D. Willis (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed with the SEC on May 11, 2020)

10.31*	Employment Agreement dated as of May 8, 2020 between New Age Beverages Corporation and Gregory A. Gould (incorporated by reference to Exhibit 10.5 of our Form 10-Q filed with the SEC on May 11, 2020)
10.32*	Employment Agreement dated as of May 8, 2020 between New Age Beverages Corporation and David Vanderveen (incorporated by reference to Exhibit 10.6 of our Form 10-Q filed with the SEC on May 11, 2020)
10.33	Fourth Amendment to Loan and Security Agreement between New Age Beverages Corporation and East West Bank, dated as of July 6, 2020 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on July 7, 2020)
10.34	Membership Interest Purchase Agreement dated as of September 24, 2020 between NewAge, Inc. and Zachert Private Equity GmbH (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on September 29, 2020)
10.35	Fifth Amendment and Waiver to Loan and Security Agreement between NewAge, Inc. and East West Bank, dated as of November 5, 2020 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the SEC on November 9, 2020)
10.36	Letter Agreement dated as of November 16, 2020 among NewAge, Inc., Frederick Cooper as Sellers Agent, and Ariix, LLC (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on November 16, 2020).
10.37	Securities Purchase Agreement between NewAge, Inc. and Purchasers, dated as of December 1, 2020 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on December 1, 2020).
10.38	8.00% Original Issue Discount Senior Secured Note between NewAge, Inc. and Holders dated as of December 1, 2020 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on December 1, 2020).
10.39	Security Agreement between NewAge, Inc. and Holders dated as of December 1, 2020 (incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on December 1, 2020).
10.40+	Promissory Note for Loan between Ariix, LLC and Bank of America pursuant to the Paycheck Protection Program, dated as of May 1, 2020
10.41+	Asset Purchase Agreement between Ariix, LLC and The LIMU Company, LLC dated as of May 31, 2019
10.42+	Asset Purchase Agreement between Ariix, LLC and Zennoa, LLC dated as of November 29, 2019
10.43+	Secured Promissory Note dated as of July 29, 2020 between Ariix, LLC and Trey Knight
10.44	Amendment Agreement dated as of January 4, 2021 between NewAge, Inc. and Purchasers under Securities Purchase Agreement dated as of December 1, 2020 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on January 4, 2021).
10.45+*	Confidential Settlement Agreement and Release dated as of September 4, 2020 between NewAge, Inc. and David Vanderveen
10.46+	Royalty Agreement between NewAge, Inc. and Trey Knight dated as of December 14, 2020
14.1	Code of Ethics and Conduct (incorporated by reference to Exhibit 14.1 of our form 10-K filed with the SEC on April 17, 2018).
21.1+	List of subsidiaries of the Registrant.
23.1+	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1+	Certification of Brent Willis, Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2+	Certification of Gregory Gould, Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1+	Certification of Brent Willis, Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Gregory Gould, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS +	Inline XBRL Instance Document
101.SCH +	Inline XBRL Taxonomy Extension Schema
101.CAL +	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF +	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB +	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE +	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the NewAge, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101)

+ Filed herewith.

* Management contract or compensation plan or arrangement.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewAge, Inc.

Date: March 18, 2021	By:	/s/ Brent Willis
Brent Willis
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 18, 2021	By:	/s/ Brent Willis
Brent Willis
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 18, 2021	By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 18, 2021	By:	/s/ Gregory Fea
Gregory Fea
Chairman of the Board and Director

Date: March 18, 2021	By:	/s/ Ed Brennan
Ed Brennan
Director

Date: March 18, 2021	By:	/s/ Timothy J. Haas
Timothy J. Haas
Director

Date: March 18, 2021	By:	/s/ Amy L. Kuzdowicz
Amy L. Kuzdowicz
Director

Date: March 18, 2021	By:	/s/ Alicia Syrett
Alicia Syrett
Director

Date: March 18, 2021	By:	/s/ Fred W. Cooper
Fred W. Cooper
Director

