Form 10-Q
period 2021-03-31
NewAge, Inc.
filed 2021-05-10
CIK 1579823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ___________ to ___________

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

The registrant had 135,470,428 shares of its common stock, $0.001 par value per share, outstanding as of May 7, 2021.

NewAge, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NewAge, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value per share)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$90,552	$43,711
Trade accounts receivable, net of allowance of $547 and $582, respectively	12,183	12,341
Inventories	42,944	48,051
Current portion of restricted cash	-	10,000
Prepaid expenses and other	11,384	13,032

Total current assets	157,063	127,135

Long-term assets:
Identifiable intangible assets, net of accumulated amortization	165,876	169,611
Goodwill	54,993	54,993
Right-of-use lease assets	35,423	38,764
Property and equipment, net of accumulated depreciation	26,889	28,076
Restricted cash, net of current portion	11,484	11,524
Deferred income taxes	7,505	7,782
Deposits and other	6,274	5,297

Total assets	$465,507	$443,182

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,309	$22,774
Accrued liabilities	67,381	70,007
Current portion of business combination liabilities	3,154	11,750
Current maturities of long-term debt	23,015	18,016

Total current liabilities	109,859	122,547

Long-term liabilities:
Business combination liabilities, net of current portion	103,679	95,826
Long-term debt, net of current maturities	10,342	16,181
Operating lease liabilities, net of current portion:
Lease liability	31,873	34,788
Deferred lease financing obligation	15,713	15,882
Warrant derivative liability	12,402	-
Deferred income taxes	5,232	5,391
Other	8,221	8,313

Total liabilities	297,321	298,928

Commitments and contingencies (Note 10)

Redeemable Common Stock, 800 shares as of December 31, 2020	-	2,101

Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000 shares; no shares issued	-	-
Common Stock, $0.001 par value per share. Authorized 200,000 shares; issued and outstanding 135,399 and 99,146 shares as of March 31, 2021 and December 31, 2020, respectively	135	99
Additional paid-in capital	336,128	236,732
Obligation to issue 19,704 shares of Common Stock as of December 31, 2020	-	54,186
Note receivable for stock subscription	(1,250)	(1,250)
Accumulated other comprehensive income	2,756	4,201
Accumulated deficit	(169,583)	(151,815)
Total stockholders’ equity	168,186	142,153
Total liabilities, redeemable Common Stock, and stockholders’ equity	$465,507	$443,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended March 31, 2021 and 2020

(In thousands, except loss per share amounts)

	2021	2020

Net revenue	$125,518	$63,693
Cost of goods sold	38,117	22,169

Gross profit	87,401	41,524

Operating expenses:
Commissions	47,397	19,515
Selling, general and administrative	38,859	30,608
Depreciation and amortization expense	4,675	1,781

Total operating expenses	90,931	51,904

Operating loss	(3,530)	(10,380)

Non-operating income (expense):
Interest expense	(3,123)	(572)
Loss from change in fair value of derivatives, net	(9,613)	(326)
Interest and other income (expense), net	(352)	383

Loss before income taxes	(16,618)	(10,895)
Income tax expense	(1,150)	(723)

Net loss	(17,768)	(11,618)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(1,445)	(1,391)

Comprehensive loss	$(19,213)	$(13,009)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.14)	$(0.14)

Weighted average number of shares of Common Stock outstanding (basic and diluted)	127,257	85,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2021 and 2020

(In thousands)

				Obligation	Note	Accumulated
			Additional	to Issue	Receivable	Other
	Common Stock		Paid-in	Common	For Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Subscription	Income (Loss)	Deficit	Total

Three Months Ended March 31, 2021
Balances, December 31, 2020	99,146	$99	$236,732	$54,186	$(1,250)	$4,201	$(151,815)	$142,153
Issuance of Common Stock:
In Ariix business combination	19,704	20	54,166	(54,186)	-	-	-	-
Private placement of Common Stock, net of issuance costs	14,636	15	39,635	-	-	-	-	39,650
Vesting of restricted stock awards	448	-	-	-	-	-	-	-
Exercise of stock options	265	-	485	-	-	-	-	485
Reclassification of Redeemable Common Stock	1,200	1	3,160	-	-	-	-	3,161
Stock-based compensation expense	-	-	1,950	-	-	-	-	1,950
Net change in accumulated other comprehensive income	-	-	-	-	-	(1,445)	-	(1,445)
Net loss	-	-	-	-	-	-	(17,768)	(17,768)

Balances, March 31, 2021	135,399	$135	$336,128	$-	$(1,250)	$2,756	$(169,583)	$168,186

Three Months Ended March 31, 2020

Balances, December 31, 2019	81,873	$82	$203,862	$-	$-	$802	$(112,471)	$92,275
Issuance of Common Stock:
In ATM public offering, net of offering costs	4,939	5	8,281	-	-	-	-	8,286
For exercise of stock options	2	-	4	-	-	-	-	4
Upon vesting of restricted stock awards	431	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,238	-	-	-	-	1,238
Net change in accumulated other comprehensive income (loss)	-	-	-	-	-	(1,391)	-	(1,391)
Net loss	-	-	-	-	-	-	(11,618)	(11,618)

Balances, March 31, 2020	87,245	$87	$213,385	$-	$-	$(589)	$(124,089)	$88,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2021 and 2020

(In thousands)

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,768)	$(11,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from change in fair value of derivatives, net	9,613	326
Depreciation and amortization	4,774	1,879
Non-cash lease expense	3,952	1,282
Accretion and amortization of debt discount and issuance costs	2,294	140
Stock-based compensation expense	1,962	1,357
Deferred income tax expense (benefit)	(44)	(39)
Other	(3)	143
Changes in operating assets and liabilities:
Accounts receivable	217	(523)
Inventories	4,554	3,068
Prepaid expenses, deposits and other	509	85
Accounts payable	(6,493)	(675)
Other accrued liabilities	(5,708)	(8,946)

Net cash used in operating activities	(2,141)	(13,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payments for Ariix business combination	(10,000)	-
Proceeds from sale of equipment	-	174
Capital expenditures for property and equipment	(287)	(1,591)

Net cash used in investing activities	(10,287)	(1,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of Units, net of placement fee:
Fair value of warrants to purchase 7,318 shares of Common Stock	14,128	-
Residual fair value of 14,636 shares of Common Stock	39,673	-
Principal payments on borrowings	(2,000)	(10,075)
Debt issuance costs paid	(20)	(57)
Proceeds from issuance of common stock	-	8,288
Payments for deferred offering costs	(24)	(2)
Proceeds from exercise of stock options	485	4
Principal payments on business combination obligations	(2,143)	-
Payments under deferred lease financing obligation	(164)	(158)

Net cash provided by (used in) financing activities	49,935	(2,000)

Effect of foreign currency translation changes	(706)	(1,366)

Net change in cash, cash equivalents and restricted cash	36,801	(18,304)
Cash, cash equivalents and restricted cash at beginning of period	65,235	64,571

Cash, cash equivalents and restricted cash at end of period	$102,036	$46,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2021 and 2020

(In thousands)

	2021	2020

SUMMARY OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:
Cash and cash equivalents	$90,552	$27,537
Current portion of restricted cash	-	1,500
Long-term portion of restricted cash	11,484	17,230

Total	$102,036	$46,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$728	$227
Cash paid for income taxes	$487	$14,052
Cash paid for amounts included in the measurement of operating lease liabilities	$2,722	$2,394
Right-of-use assets acquired in exchange for operating lease liabilities	$603	$1,889

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 400 shares of Redeemable Common Stock for Senior Notes amendment fee	$1,060	$-
Clarification Letter obligation in exchange for reduction of shares issuable for derivative liability	$3,056	$-
Increase in payables for capital expenditures	$40	$35
Increase in payables for debt issuance costs	$-	$179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 —BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Overview

NewAge, Inc. (the “Company”) was formed under the laws of the State of Washington on April 26, 2010. Effective July 28, 2020, the Company amended its Articles of Incorporation to change its name from New Age Beverages Corporation to NewAge, Inc. Accordingly, all references herein have been changed to reflect the new name. The Company changed its name to NewAge, Inc. as it built out its distribution system and was in a position to drive a broader portfolio of products through that system that spans more than 50 markets worldwide with a network of more than 400,000 exclusive independent distributors (“Brand Partners”) and customers. The Company is a healthy and organic consumer products company engaged in the development and commercialization of a portfolio of brands in three core category platforms including health and wellness, healthy appearance, and nutritional performance primarily in a direct-to-consumer route to market.

Segments

The Company’s chief operating decision maker (the “CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance. The Company’s CODM assesses performance and allocates resources based on the financial information of two operating segments, the Direct / Social Selling segment and the Direct Store segment. These two reportable segments focus on the sale of distinctly different products and are managed separately because they have different marketing strategies, customer bases, and economic characteristics. Please refer to Note 13 for additional information about the Company’s operating segments.

Basis of Presentation

The unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on March 18, 2021 (the “2020 Form 10-K”).

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2020 have been derived from the Company’s audited financial statements. The Company’s financial condition as of March 31, 2021 and its operating results for the three months ended March 31, 2021 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2021.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on existing facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, impairment of goodwill and long-lived assets; valuation assumptions for business combination obligations and the related assets acquired in business combinations; valuation assumptions for stock options, warrants and other equity instruments; the number of shares of restricted stock that will ultimately vest based on the future achievement of performance criteria; estimated useful lives for identifiable intangible assets and property and equipment; allowances for sales returns, chargebacks and inventory obsolescence; deferred income taxes and the related valuation allowances; and the evaluation and measurement of contingencies. Additionally, the full impact of COVID-19 is unknown and cannot be reasonably estimated. However, the Company has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation will be affected.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

The following accounting standard was adopted during the three months ended March 31, 2021:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Additionally, ASU 2020-06 affects the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. Effective January 1, 2021, the Company elected to adopt ASU 2020-06 using the modified retrospective transition method which did not result in any changes to the Company’s financial statements upon adoption.

No recently issued accounting pronouncements are currently expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 — LIQUIDITY AND GOING CONCERN

As of March 31, 2021, the Company had cash and cash equivalents of $90.6 million, working capital of $47.2 million, and an accumulated deficit of $169.6 million. On November 16, 2020, the Company closed its acquisition of Ariix as discussed in Note 3. A portion of the consideration is issuable in up to 39.6 million shares of Common Stock that are subject to approval by the Company’s shareholders. If approval is not obtained at up to three meetings of the Company’s shareholders, the Company will be required to make a cash payment of approximately $163.3 million. The timing of this payment would be due ninety days after the third shareholder meeting which is not expected to occur before May 2022. While no assurance can be provided, management of the Company expects to obtain approval of the issuance of up to 39.6 million shares for its acquisition of Ariix from its shareholders, whereby the aggregate cash payments of $163.3 million would not be required.

In February 2021, the Company entered into a securities purchase agreement in connection with a private placement of units that consisted of an aggregate of approximately 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares of Common Stock. At the closing, the Company received net proceeds of approximately $53.8 million.

During the 12-month period ending on March 31, 2022, cash payments will be required to settle certain obligations, including operating lease payments of $9.4 million and up to $24.5 million of principal and interest under the 8.00% Original Issue Discount Senior Secured Notes discussed in Note 6. In addition, if the PPP Loans discussed in Note 6 do not qualify for forgiveness by the U.S. Small Business Administration (“SBA”), the Company will be required to make principal and accrued interest payments up to an aggregate of approximately $9.8 million during April and May 2022. Management believes the Company’s existing cash and cash equivalents of $90.6 million will be sufficient to fund the Company’s contractual obligations and working capital requirements at least through May 2022.

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

On January 29, 2021, the Company and the Sellers’ Agent entered into a letter of clarification (the “Clarification Letter”) to the Ariix Merger Agreement. The Clarification Letter explained the intent of the parties as of the Ariix Closing Date whereby (i) a cash account of Ariix with a Chinese bank that had a balance of $3.1 million was payable to the Sellers, and (ii) the number of shares of the Company’s Common Stock issuable to the Sellers on the first anniversary of the Ariix Closing Date was reduced by 0.5 million shares, from 25.5 million shares to 25.0 million shares. In addition, the impact of the $3.1 million reduction of cash reduced the number of shares issuable by 0.6 million shares due to the impact of the working capital adjustment discussed below. Effective January 29, 2021, the Company recognized a business combination liability for $3.1 million as a result of the Clarification Letter. During the three months ended March 31, 2021, the Company transferred $1.4 million of the cash balance to certain Sellers, and the remaining unpaid balance of $1.7 million is included in the current portion of business combination liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2021.

Pursuant to the Ariix Merger Agreement as modified by the Waiver Letter and the Clarification Letter (the “Amended Ariix Merger Agreement”), the Company was obligated to issue 19.7 million shares of Common Stock on the Ariix Closing Date, and to pay $10.0 million to the Sellers within two business days after certain post-closing conditions were satisfied. As of December 31, 2020, the obligation to issue the 19.7 million shares of Common Stock with a fair value of $54.2 million was included within stockholders’ equity and the obligation to pay $10.0 million to the Sellers was reflected as a current liability. During the three months ended March 31, 2021, the 19.7 million shares of Common Stock were issued, and the post-closing conditions were satisfied whereby $10.0 million was paid to the Sellers.

Pursuant to the Amended Ariix Merger Agreement and exclusive of the impact of the working capital adjustment discussed below, the Company is required to seek approval from its shareholders to issue (i) up to 30.9 million shares of Common Stock as additional consideration required under the Amended Ariix Merger Agreement, (ii) up to 1.7 million shares of Common Stock for consideration payable to designees of the Sellers’ Agent, and (iii) 7.0 million shares of Common Stock to the Seller’s Agent in consideration of a non-competition, non-solicitation, invention assignment, and right of first refusal agreement with a term that extends for five years (the “Non-Compete Agreement”). If the Company’s shareholders approve the issuance of shares of Common Stock to settle this portion of the merger consideration, the Company will be required to issue (i) approximately 11.7 million shares within 30 days after shareholder approval is received, (ii) up to 25.0 million shares upon the later of one year after the Ariix Closing Date or 30 days after shareholder approval is received, and (iii) 2.9 million shares upon the later of 14 months after the Ariix Closing Date or 30 days after shareholder approval is received. If the Company’s shareholders fail to approve the issuance of the aggregate of up to 39.6 million shares of Common Stock at up to three shareholder meetings held after the Ariix Closing Date, the Company will be required to make cash payments of $163.3 million, within 90 days after the third shareholder meeting.

On May 16, 2021, the Company is required to either pay up to an additional $10.0 million in cash to the Sellers or issue a variable number of shares of its Common Stock with a value up to $10.0 million (the “Interim Ariix Merger Consideration”). The terms of the Company’s Senior Notes discussed in Note 6 require that if this payment is made that it must be paid in shares of Common Stock. The Interim Ariix Merger Consideration is reduced to the extent that working capital of Ariix is less than $11.0 million as of the Ariix Closing Date. Based on the preliminary balance sheet provided by Ariix as of the Ariix Closing Date, working capital of Ariix amounted to a negative $18.0 million, resulting in a $29.0 million shortfall of the targeted working capital per the merger agreement. Ariix also had $5.0 million of long-term accrued business combination liabilities as of the closing date of the transaction which were required to be repaid pursuant to the Amended Ariix Merger Agreement. Based on Ariix’s failure to meet the working capital requirements of the Amended Ariix Merger Agreement, the Company expects to eliminate the requirement to pay the Interim Ariix Merger Consideration of $10.0 million. Therefore, there is no fair value associated with the Interim Ariix Merger Consideration.

Based on the preliminary working capital shortfall, the Company expects a reduction in the aggregate number of shares of Common Stock issuable under the Amended Ariix Merger Agreement from 39.6 million shares to approximately 34.6 million shares. This arrangement to issue approximately 34.6 million shares of Common Stock or pay $163.3 million in cash meets the definition of a derivative with an estimated fair value of $90.9 million as of the Ariix Closing Date. The preliminary purchase consideration to acquire Ariix amounted to $155.1 million, consisting of (i) the fair value of 19.7 million shares of Common Stock with a fair value of $54.2 million, (ii) the obligation to pay $10.0 million to the Sellers, and (iii) the fair value of the derivative liability of $90.9 million as of the Ariix Closing Date. The Clarification Letter did not result in any change to goodwill. However, net assets acquired were reduced by $3.1 million, and the fair value of the derivative liability decreased by $3.1 million to $87.8 million.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Unaudited Pro Forma Disclosures

The following table summarizes on an unaudited pro forma basis, the Company’s results of operations for the three months ended March 31, 2020 (in thousands, except per share amounts):

Net revenue	$115,363
Net loss	$(12,664)
Net loss per share- basic and diluted	$(0.12)
Weighted average number of shares of common stock outstanding- basic and diluted	105,075

The pro forma financial results shown above reflect the historical operating results of the Company, including the unaudited pro forma results of Ariix as if this business combination and the related equity issuances had occurred at the beginning of the first full calendar year preceding the acquisition date. The calculations of pro forma net revenue and pro forma net loss give effect to the pre-acquisition operating results of Ariix based on (i) the historical net revenue and net income of Ariix, and (ii) incremental depreciation and amortization based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives. The pro forma information presented above does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

Business Combination Liabilities

As of March 31, 2021 and December 31, 2020, business combination liabilities are as follows (in thousands):

	2021		2020

Liabilities to former owners of Ariix:
Derivative liability payable in cash or shares	$99,159	(1)	$90,874
Short-term debt payable in cash	-		10,000
Clarification Letter obligation	1,664	(2)	-
Business combination liabilities assumed from Ariix:
Fair value of deferred consideration payable:
LIMU	3,574	(3)	3,656
Zennoa	2,086	(4)	2,196
Short-term debt for Zennoa, due May 2021	350		850
Total	106,833		107,576
Less current portion	3,154		11,750

Long-term portion	$103,679		$95,826

(1)	Pursuant to the Amended Ariix Merger Agreement, the Company is required to seek approval from its shareholders to issue up to an aggregate of 39.6 million shares of Common Stock at up to three shareholder meetings held after the Ariix Closing Date. In January 2021, the derivative liability was reduced from $90.9 million to $87.8 million as a result of our agreement to transfer $3.1 million of cash pursuant to the Clarification Letter executed on January 29, 2021. Upon completion of an updated valuation as of March 31, 2021, the fair value of the derivative liability increased from $87.8 million to $99.2 million that resulted in a non-cash loss from the change in fair value of $11.3 million for the three months ended March 31, 2021. Based on the expected working capital adjustment set forth in the Amended Ariix Merger Agreement and the impact of the Clarification Letter, the aggregate shares issuable were revised to an aggregate of 34.6 million shares as of March 31, 2021. If shareholders fail to approve the settlement in shares of Common Stock, the Company will be required to make cash payments of $163.3 million within 90 days after the third shareholder meeting. This obligation to issue approximately 34.6 million shares or pay cash of $163.3 million is accounted for as a derivative liability with a fair value of $99.2 million as of March 31, 2021 and $90.9 million as of December 31, 2020. Key valuation assumptions are set forth in Note 12 under the caption Recurring Fair Value Measurements.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(2)	Represents the remaining obligation to transfer funds from a cash account in China pursuant to the Clarification Letter discussed above.
(3)	On May 31, 2019, Ariix completed a business combination with The LIMU Company, LLC (“LIMU”) that provided for a cash payment of $3.0 million on the closing date and $5.0 million of deferred consideration payable based on 5.0% of monthly post-closing sales related to the LIMU business. Through March 31, 2021, total payments of deferred consideration made by Ariix and the Company amounted to approximately $0.1 million, resulting in a remaining balance due to the former owners of LIMU of $4.0 million. This obligation is subject to a security agreement until the entire amount is paid in full. The net carrying value of $3.6 million represents the fair value of this obligation based on a discount rate of 4.5%. This discount is being accreted using the effective interest method.
(4)	On November 27, 2019, Ariix completed a business combination with Zennoa, LLC (“Zennoa”) that provided for fixed cash payments of $2.25 million and deferred consideration of $2.5 million that is payable based on annualized sales from the Zennoa business for the latest completed month (the “Zennoa Sales Metric”). Payments related to the deferred consideration commenced in December 2020 and are computed using a variable percentage based on the Zennoa Sales Metric. No amounts are payable if the Zennoa Sales Metric is less than $6.0 million, and payments ranging from 3% to 5% of monthly sales are payable if the Zennoa Sales Metric exceeds $6.0 million. After the stated purchase price of $4.75 million is paid in full, the Company is obligated to begin making Growth Incentive Payments (“GI Payments”) through November 2026. The amount of GI Payments due for each month is based on varying percentages starting at 2.0% if the Zennoa Sales Metric is at least $25.0 million, up to a maximum of 3.0% if the Zennoa Sales Metric is $45.0 million or higher. The Company determined that the probability of the Zennoa Sales Metric exceeding $25.0 million is remote. The net carrying value of the Zennoa deferred consideration of $2.1 million represents the fair value of the Company’s obligations to pay the stated purchase price and the GI Payments based on a discount rate of 3.9%. This discount is being accreted using the effective interest method.

Future Maturities of Business Combination Obligations

As of March 31, 2021, the estimated future cash and derivative settlements for business combination obligations were as follows (in thousands):

	Type of Obligation
	Short-term	Deferred	Derivative	Clarification
Year Ending December 31,	Debt	Consideration	Liability	Letter	Total

Remainder of 2021	$350	$855	$-	$1,664	$2,869
2022	-	1,140	99,159	-	100,299
2023	-	1,140	-	-	1,140
2024	-	1,035	-	-	1,035
2025	-	480	-	-	480
Thereafter	-	1,750	-	-	1,750

Total	$350	$6,400	$99,159	$1,664	$107,573

Disposition of BWR and U.S. Retail Brands

In September 2020, the Company sold Brands Within Reach, LLC (“BWR”) and substantially all of the Company’s legacy U.S. retail brands (the “Divested Business”). For the three months ended March 31, 2020, the operating results related to the Divested Business were included in the Direct Store segment and accounted for net revenue of $4.8 million and an operating loss of $2.7 million.

NOTE 4 — OTHER FINANCIAL INFORMATION

Inventories

As of March 31, 2021 and December 31, 2020, inventories consisted of the following (in thousands):

	2021	2020

Raw materials	$12,386	$12,628
Work-in-process	1,170	1,225
Finished goods, net	29,388	34,198
Total inventories	$42,944	$48,051

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Other Accrued Liabilities

As of March 31, 2021 and December 31, 2020, other accrued liabilities consisted of the following (in thousands):

	2021	2020

Accrued commissions	$24,222	$23,594
Accrued compensation and benefits	7,528	9,443
Accrued marketing events	8,452	8,212
Deferred revenue	4,646	6,278
Provision for sales returns	1,368	1,322
Income taxes payable	4,339	3,461
Current portion of operating lease liabilities	6,483	6,948
Current portion of deferred lease financing obligation	665	659
Other accrued liabilities	9,678	10,090

Total accrued liabilities	$67,381	$70,007

Depreciation and Amortization

For the three months ended March 31, 2021 and 2020, depreciation expense related to property and equipment and amortization expense related to identifiable intangible assets, including amounts charged to cost of goods sold, are as follows (in thousands):

	2021	2020

Depreciation	$1,039	$982
Amortization	3,735	897

Total	$4,774	$1,879

Accumulated depreciation of property and equipment amounted to $9.1 million as of March 31, 2021 and $8.8 million as of December 31, 2020.

Loss on change in fair value of derivatives, net

For the three months ended March 31, 2021 and 2020, the loss from changes in fair value of derivatives is comprised of the following (in thousands):

Description of Derivative	2021		2020

Ariix business combination consideration	$(11,340	)(1)	$-
Warrants issued in private placement	1,727	(2)	-
Interest rate swap	-		(326)

Loss on change in fair value of derivatives, net	$(9,613)		$(326)

(1)	For further discussion of the Ariix derivative liability, please refer to Note 3 under the caption Business Combination Liabilities.
(2)	For further discussion of the derivative liability for warrants, please refer to Note 7 under the caption Private Placement of Units.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Severance Arrangements

On March 3, 2021, the Company and Gregory A. Gould, the Chief Financial Officer of the Company, entered into a Modification and Transition Addendum to Employment Agreement and Indemnification Agreement (the “Gould Agreement”). The Gould Agreement amends an employment agreement with Mr. Gould, whereby he will continue to serve as Chief Financial Officer of the Company until July 2, 2021 (the “Term”). As part of the transition, Mr. Gould is entitled to (i) a payment made in March 2021 for his 2020 performance bonus of $250,000, (ii) a target performance bonus of $650,000 for services through July 2, 2021, (iii) severance compensation of one year of base salary of $500,000 plus target bonus of $250,000 pursuant to his employment agreement, (iv) payment of health insurance premiums for one year, and (v) title to Company-owned automobiles and a laptop computer that will be transferred to Mr. Gould.

In addition, the Company agreed to issue stock options for 125,000 shares of Common Stock that vest on July 2, 2021 and have an expiration date of three years after the issuance date. The Gould Agreement also provides that any unvested shares of restricted stock and stock options previously granted to Mr. Gould will continue to vest on their existing schedules until July 2, 2021, when they will become fully vested. Mr. Gould may exercise any options at any time before their original stated expiration date. Under the Gould Agreement, each party has agreed to release any and all claims such party may have against the other party. The confidentiality, non-disparagement and non-solicitation provisions of the employment agreement remain in effect. The Gould Agreement also modifies the Indemnification Agreement, dated December 28, 2019, between the Company and Mr. Gould.

Pursuant to the Senior Notes discussed in Note 6, the Company is required to replace Mr. Gould with a suitable candidate to serve as the Chief Financial Officer within 120 days of Mr. Gould’s termination date. The failure to replace Mr. Gould with an individual reasonably acceptable to the lenders would result in an event of default under the Senior Notes.

For the three months ended March 31, 2021, approximately $1.3 million of the severance costs related to Mr. Gould are included in selling, general and administrative expense and the remainder of $0.3 million associated with future services will be recognized over the remaining service period ending on July 2, 2021. As of March 31, 2021, the unpaid portion of accrued severance costs for Mr. Gould amounted to $1.3 million which is included in accrued liabilities as of March 31, 2021.

For the three months ended March 31, 2021 and 2020, activity affecting the accrued liability for severance benefits is summarized as follows (in thousands):

	2021	2020

Accrued severance, beginning of period	$191	$-
Severance expense incurred	1,372	-
Cash payments	(230)	-

Accrued severance, end of period	$1,333	$-

NOTE 5 — LEASES

Operating Leases

The Company leases various office and warehouse facilities, vehicles and equipment under non-cancellable operating lease agreements that expire between April 2021 and March 2039. The Company has made accounting policy elections (i) to not apply the recognition requirements for short-term leases and (ii) for facility leases, when there are lease and non-lease components, such as common area maintenance charges, to account for the lease and non-lease components as a single lease component. For the three months ended March 31, 2021 and 2020, the Company did not incur any material amounts for variable and short-term lease expense. For the three months ended March 31, 2021 and 2020, the Company incurred operating lease expense of $3.1 million and $2.5 million, respectively.

As of March 31, 2021 and December 31, 2020, the weighted average remaining lease term under operating leases was 11.1 years and 11.5 years, respectively. As of March 31, 2021 and December 31, 2020, the weighted average discount rate for operating lease liabilities was 5.6% and 5.5%, respectively.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Future Lease Payments

As of March 31, 2021, future payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,

Remainder of 2021	$6,843
2022	6,765
2023	5,875
2024	5,486
2025	5,363
Thereafter	23,273

Total operating lease payments	53,605
Less imputed interest	(15,249	)(1)

Present value of operating lease payments	$38,356

(1)	Calculated based on the term of the respective leases using discount rates ranging from 2.0% to 10.0%.

NOTE 6 — DEBT

Summary of Debt

As of March 31, 2021 and December 31, 2020, the Company’s debt consisted of the following (dollars in thousands):

	2021	2020

Senior Notes, net of discount of $6,747 as of March 31, 2021 and $7,900 as of December 31, 2020	$23,685	$24,532
PPP Loan payable, interest at 1.0%, unsecured, due April 2022	6,868	6,868
PPP Loan payable, interest at 1.0%, unsecured, due May 2022	2,788	2,781
Installment notes payable	16	16

Total	33,357	34,197
Less current maturities	23,015	18,016

Long-term debt, less current maturities	$10,342	$16,181

Future Debt Maturities

As of March 31, 2021, future maturities of long-term debt, exclusive of discount accretion, are based on the assumption that the holders of the Senior Notes exercise their rights to demand the maximum principal payments permitted in each month, as follows (in thousands):

Years Ending December 31,

Remainder of 2021	$17,003
2022	23,101

Total	$40,104

Private Placement of Senior Notes

On November 30, 2020, the Company entered into a securities purchase agreement (the “November 2020 SPA”) for a private placement of (i) 8.00% Original Issue Discount Senior Secured Notes with an initial principal balance of $32.4 million (the “Senior Notes”), (ii) 800,000 shares of Common Stock (the “Commitment Shares”), (iii) Class A Warrants to purchase 750,000 shares of Common Stock exercisable at $3.75 per share (the “Class A Warrants”), and (iv) Class B Warrants to purchase 750,000 shares of Common Stock exercisable at $5.75 per share (the “Class B Warrants,” and together with the Class A Warrants, the “Warrants”). The Warrants are indexed to the Company’s shares of Common Stock and otherwise meet the criteria for classification within stockholders’ equity. The closing for the private placement occurred on December 1, 2020. Please refer to Note 7 under the caption Redeemable Common Stock for further discussion of the Commitment Shares.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Senior Notes bear interest at an annual rate of 8.0% applied to the stated principal balance with accrued interest payable in cash beginning on December 31, 2020 and continuing monthly thereafter. As of the closing date, the aggregate discount related to the Senior Notes was approximately $8.5 million that resulted in a net carrying value of $23.9 million. Through December 31, 2020, the discount was accreted to interest expense using the effective interest method that resulted in an overall effective interest rate of approximately 42.3%, including the 8.0% stated rate.

For the months of February 2021 through April 2021, the holders of the Senior Notes are entitled to request that the Company make principal payments up to $1.0 million per month. The Company made each of these three payments on a timely basis. Beginning in May 2021 and continuing for each subsequent month, the holders of the Senior Notes are entitled to request that the Company make principal payments up to $2.0 million per month. All principal payments are required to be paid within five business days of the date that notice is provided by the holders of the Senior Notes. The maturity date of the Senior Notes is on December 1, 2022. However, if the holders of the Senior Notes continue to exercise their rights to demand the maximum principal payments permitted in each month, the Senior Notes would be repaid in full by July 2022. The Company may prepay all or a portion of the outstanding principal amount of the Senior Notes at any time, subject to a prepayment fee of 3.0% of the outstanding stated principal balance through December 1, 2021.

As a post-closing deliverable, the Company was required to provide certain historical financial statements of Ariix to the lenders by January 4, 2021. The required financial statements were not available by the deadline, which would have resulted in a default under the November 2020 SPA. The lenders agreed to amend the Senior Notes to extend the deadline in exchange for the issuance of 400,000 shares of Common Stock with a fair value of approximately $1.1 million as of the issuance date. These shares were subject to the same redemption rights as the Commitment Shares discussed in Note 7. The amendment fee was accounted for as a modification that resulted in an additional discount of $1.1 million related to the Senior Notes. This amendment fee and other lender-initiated changes that affect the timing and amount of principal payments are accounted for prospectively as a revision of the effective interest rate. Accordingly, as of March 31, 2021, the overall effective interest rate was approximately 49.7%, including the 8.0% stated rate.

The obligations of the Company under the Senior Notes are secured by substantially all of the assets of the Company and its subsidiaries, including all personal property and all proceeds and products thereof, goods, contract rights and other general intangibles, accounts receivable, intellectual property, equipment, and deposit accounts and a lien on certain real estate. The Company was required to maintain restricted cash balances of $18.0 million as of December 31, 2021. Beginning in February 2021, the requirement to maintain restricted cash balances was reduced to $8.0 million until such time that the outstanding principal balance of the Senior Notes is reduced below $8.0 million without regard to the unaccreted discount. The Senior Notes contain certain restrictions and covenants, which restrict the Company’s ability to incur additional debt or make guarantees, sell assets, make investments or loans, make distributions or create liens or other encumbrances. The Senior Notes also require that the Company comply with certain financial covenants, including maintaining minimum cash, minimum adjusted EBITDA, minimum revenue, and a maximum ratio of cash in foreign bank accounts to cash in U.S. deposit accounts subject to account control agreements.

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

PPP Loans

Pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company obtained a PPP Loan in April 2020 for approximately $6.9 million. In May 2020, Ariix obtained a PPP loan for approximately $2.8 million, and the Company assumed this obligation in connection with the business combination discussed in Note 3. The PPP Loans are unsecured and guaranteed by the SBA, bear interest at a fixed rate of 1.0% per annum and provide for a maturity date in two years. The Company and Ariix have both applied to their lenders for forgiveness of their PPP Loans, with the amounts that may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred during the permitted period as calculated in accordance with the terms of the CARES Act. The eligibility for the PPP Loans, expenditures that qualify toward forgiveness, and the final balance of the PPP Loans that may be forgiven are subject to audit and final approval by the SBA. To the extent that all or part of the PPP Loan is not forgiven, all accrued interest and principal will be payable on the maturity dates in the second quarter of 2022. The terms of the PPP Loans provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loans may be accelerated upon the occurrence of an event of default, including if the SBA subsequently reaches an audit determination that the eligibility criteria were not met.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The PPP Loans are being accounted for under Accounting Standards Codification (“ASC”) 470, Debt whereby interest expense is being accrued at the contractual rate and future debt maturities are based on the assumption that none of the principal balance will be forgiven. Forgiveness, if any, will be recognized as a gain on extinguishment if the lender legally releases the Company based on the criteria set forth in the debt agreement and the CARES Act.

NOTE 7 — STOCKHOLDERS’ EQUITY

Private Placement of Units

On February 16, 2021, the Company entered into a securities purchase agreement (the “February 2021 SPA”) in connection with a private placement of units (the “Units”). The Units consisted of an aggregate of approximately 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares (the “Warrant Shares”) of Common Stock. At the closing on February 19, 2021, the gross proceeds from issuance of the Units amounted to approximately $58.0 million. Roth Capital Partners, LLC acted as the exclusive placement agent in exchange for a fee equal to 7% of the gross proceeds. After deducting the placement agent fees, the net proceeds were approximately $53.8 million.

The warrants have an initial exercise price of $5.00 per share, subject to adjustment in certain circumstances. The warrants are exercisable until February 19, 2024 and exercise of the warrants is subject to a beneficial ownership limitation of 4.99% (or 9.99% at the option of the purchasers). In the event of certain fundamental transactions described in the warrant agreements, the holders of the warrants could be entitled to a net cash settlement whereby the warrants are not considered to be indexed to the Company’s shares of Common Stock. Accordingly, the warrants are required to be recorded at fair value and classified as liabilities in the Company’s balance sheet beginning on the issuance date. Future changes in the fair value of the warrant liabilities result in noncash gains and losses in the Company’s statements of operations. Since the warrants are required to be carried at fair value on a recurring basis, the net proceeds from the private placement of approximately $53.8 million were allocated as follows (in thousands):

			Common
Description	Warrants		Stock		Total

Fair value on issuance date	$14,128	(1)	$46,105	(2)	$60,233
Adjustment to reduce Common Stock to residual fair value	-		(6,455	)(3)	(6,455)

Total	$14,128	(1)	$39,650	(3)	$53,778	(4)

(1)	Fair value was determined on the issuance date using the Black-Scholes-Merton (“BSM”) option-pricing model. Key valuation inputs as of the issuance date included the closing price of $3.15 per share for the Company’s Common Stock, the exercise price of the warrants of $5.00 per shares, historical volatility of 117%, and the contractual term of 3.0 years. Based on these valuation inputs, the weighted-average grant date fair value was $1.93 per share as of February 19, 2021.
(2)	Represents fair value of 14.6 million shares of Common Stock based on the closing price of $3.15 for the Company’s shares of Common Stock as of February 19, 2021.
(3)	Adjustment required to record shares of Common Stock at residual fair value since the total fair value of the warrants and shares of Common Stock exceeded the net proceeds received in the private placement.
(4)	Represents the net proceeds received in the private placement.

As of March 31, 2021, the fair value of the warrants had decreased from $14.1 million to $12.4 million which resulted in the recognition of a noncash gain from changes in fair value of the warrant derivative liability of $1.7 million for the three months ended March 31, 2021. Please refer to Note 12 under the caption Recurring Fair Value Measurements for key valuation inputs as of March 31, 2021.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to a registration rights agreement entered into concurrently, the Company agreed to file an initial registration statement on Form S-3 covering the resale of the shares of Common Stock and the Warrant Shares with the SEC by March 18, 2021. The Company filed the required registration statement on a timely basis, and it was declared effective by the SEC on March 29, 2021. The Company also agreed to maintain effectiveness of the registration statement within prescribed deadlines set forth in the registration rights agreement. If the Company does not comply with these requirements, the investors are entitled to liquidated damages equal to 2.0% of the aggregate subscription amount on each 30-day anniversary of such failure. The Company believes it is probable that compliance with the terms of the registration rights agreement will be maintained.

The February 2021 SPA provides that, subject to certain exceptions, the Company will not issue shares of Common Stock until June 27, 2021. Through August 15, 2021 the Company is generally not permitted to enter into any agreement that could result in the issuance of shares of Common Stock in a variable rate transaction. In addition, as a condition of the February 2021 SPA, each of the Company’s officers and directors entered into a Lock-up Agreement whereby they are prohibited from selling their shares of Common Stock until after June 27, 2021.

Redeemable Common Stock

In connection with the November 2020 SPA and the January 2021 amendment discussed in Note 6, the Company issued Commitment Shares for an aggregate of 1.2 million shares of Common Stock. The holders of the Commitment Shares had the right to demand redemption if a registration statement for the shares was not declared effective by March 31, 2021. The redemption price was the greater of $3.36 per share and the volume weighted average price of the Company’s shares on the date prior to the date that the holders elect to demand redemption. Based on this redemption contingency, the Commitment Shares were classified as temporary equity as of December 31, 2020. The Company filed a Form S-3 registration statement for the Commitment Shares in February 2021, and the registration statement was declared effective by the SEC on February 8, 2021. Presented below is a summary of activity for the Commitment Shares that were reclassified as permanent equity during the first quarter of 2021 due to elimination of the redemption contingency (in thousands):

	Number of	Carrying
Description	Shares	Value

Balance, December 31, 2020	800	$2,101
Amendment Fee	400	1,060

Total reclassified to permanent equity	1,200	$3,161

At the Market Offering Agreements

On April 30, 2019, the Company entered into an At the Market Offering Agreement (“ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”), pursuant to which the Company may offer and sell from time to time up to an aggregate of $100 million in shares of the Company’s Common Stock (the “2019 Placement Shares”) through the Agent. The amended ATM Agreement was scheduled to terminate when all of the 2019 Placement Shares had been sold, or earlier if elected by either party. Presented below is a summary of Common Stock issued pursuant to the ATM Agreement for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Number	Gross Proceeds		Offering Costs		Net
Three Months Ended March 31:	Of Shares	Per Share	Amount	Commissions	Other	Proceeds

2021	-	$-	$-	$-	$-	$-

2020	4,939	$1.73	$8,545	$(257)	$(2)	$8,286

On February 9, 2021, the Company notified Roth Capital Partners LLC of its election to terminate the ATM Agreement. On February 11, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Manager”), under which the Company may offer and sell from time-to-time up to an aggregate of approximately $53.5 million in shares of the Company’s Common Stock (the “2021 Placement Shares”) through the Manager. The Manager agreed to act as sales agent and use commercially reasonable efforts to sell on the Company’s behalf all of the 2021 Placement Shares requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the Manager and the Company. Under the Sales Agreement, no shares were sold for the three months ended March 31, 2021, and the maximum number of shares that may be sold pursuant to the Sales Agreement is currently limited to less than 5.0 million shares based on the number of authorized shares of Common Stock available for future issuance as of March 31, 2021.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 — STOCK OPTIONS AND WARRANTS

Stock Option Activity

The following table sets forth stock option activity under the Company’s stock option plans for the three months ended March 31, 2021 (shares in thousands):

	Shares		Price (1)	Term (2)

Outstanding, beginning of period	3,856		$2.72	8.2
Grants	380		2.96
Forfeited	(62)		3.44
Exercised	(265	)(3)	1.83

Outstanding, end of period	3,909	(4)	2.80	8.2

Vested, end of period	1,669	(4)	2.70	7.0

(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the stock options expire.
(3)	On the respective exercise dates, the weighted average intrinsic value per share of Common Stock issued upon exercise of stock options amounted to $1.83 per share for a total of $0.5 million for the three months ended March 31, 2021.
(4)	As of March 31, 2021, based on the closing price of the Company’s Common Stock of $2.86 per share, the intrinsic value amounted to $1.7 million for outstanding stock options and $1.0 million for vested stock options.

In connection with certain employee severance arrangements during the three months ended March 31, 2021, the Company agreed to accelerate vesting and extend the exercise period for options for a total of 0.2 million shares that would have otherwise expired unexercised. The Company accounted for these modifications of the original awards, whereby compensation cost was remeasured on the date of the modification resulting in an increase in fair value of $0.5 million. Accordingly, stock-based compensation expense of $0.3 million was recognized immediately for vested awards, and the remaining $0.2 million will be recognized for the three months ending June 30, 2021.

For the three months ended March 31, 2021, the valuation assumptions for newly-granted stock options and modifications under the Company’s stock option plans were estimated on the respective date of grant or modification using the BSM option-pricing model with the following weighted-average assumptions:

	Grants	Modifications

Closing price of Common Stock on measurement date	$2.96	$2.84
Exercise price	$2.96	$3.21
Expected life (in years)	4.6	7.6
Volatility	103%	111%
Dividend yield	0%	0%
Risk-free interest rate	0.5%	0.1%

Using the BSM option-pricing model based on the valuation inputs set forth above, the weighted-average grant date fair value was $2.08 per share for newly-granted stock options and $2.35 per share for modified stock options for the three months ended March 31, 2021.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Activity

The following table sets forth share activity related to grants of restricted stock under the Company’s stock option plans for the three months ended March 31, 2021 (in thousands):

	Type of Awards
	Equity		Liability (1)

Unvested shares, December 31, 2020	2,039		18
Unvested awards granted to:
Executive officer	2,275	(2)	-
Board members	187	(3)	-
Employees and Brand Partners	218	(4)	-
Forfeitures and other	(61)		(1)
Vested shares	(625)		-

Unvested shares, March 31, 2021	4,033		17

Intrinsic value, March 31, 2021	$11,536	(5)	$49	(5)

(1)	Certain awards granted to employees in China are not permitted to be settled in shares, which requires classification as a liability in the Company’s condensed consolidated balance sheets. This liability is adjusted based on the closing price of the Company’s Common Stock at the end of each reporting period until the awards vest.
(2)	On March 10, 2021, the Board of Directors approved restricted stock grants to the Company’s Chief Executive Officer for (i) 175,000 shares that vest for one-third of the shares on each of the first, second and third anniversaries of the grant date, (ii) a grant of 350,000 shares up to 1,050,000 shares that vest to the extent that prescribed amounts of measurable merger synergies are realized by the Company over the three-year period ending December 31, 2023, and (iii) a grant of 350,000 shares up to 1,050,000 shares that vest if the Company achieves adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins ranging from 4.0% to 12.0% over the three-year period ending December 31, 2023. Adjusted EBITDA margin is a non-GAAP measure computed by dividing Adjusted EBITDA, as defined by the Board of Directors, by net revenue. The fair value of the Company’s Common Stock was $2.79 per share on the grant date, resulting in total compensation expense of $0.5 million that is being recognized over the 3-year service period for the award described in (i) above, and up to an aggregate of $5.9 million if the maximum performance targets are achieved for both awards described in (ii) and (iii) above whereby an aggregate of 2.1 million shares would vest. If the Company does not achieve the minimum targets set by the Board of Directors for merger synergies and Adjusted EBITDA margin, none of the 2.1 million shares will vest.

For the three months ended March 31, 2021, approximately $0.1 million of compensation expense was recognized for the awards described in (ii) and (iii) above, which was calculated assuming that an aggregate of 0.7 million shares will ultimately vest and that the performance criteria will not be achieved for an aggregate of 1.4 million shares that are included in the table. This compensation calculation was based on management’s estimate of the most likely outcome for the performance conditions, and considering the portion of the service period that had been rendered through March 31, 2021. Compensation expense will be recomputed at the end of each reporting period with the future impact of changes in management’s estimates reflected prospectively.
(3)	Represents grants to members of the Board of Directors in January 2021, whereby the shares of Common Stock will vest one year after the grant date. The fair value of the Company’s Common Stock was $3.21 per share on the grant date, resulting in total compensation expense of $0.6 million that will be recognized over the one-year vesting period.
(4)	Represents restricted stock awards that generally vest over three years with fair value determined based on the closing price of the Company’s Common Stock on the respective grant dates.
(5)	The intrinsic value is based on the closing price of the Company’s Common Stock of $2.86 per share on March 31, 2021.

In connection with certain employee severance arrangements during the three months ended March 31, 2021, the Company modified certain restricted stock awards for 0.2 million shares that otherwise would have expired upon termination of employment. These modifications resulted in an increase in the fair value of the awards of $0.7 million, of which $0.2 million was recognized for the three months ended March 31, 2021, and the remainder of $0.5 million will be recognized for the three months ending June 30, 2021.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation Expense

Substantially all stock-based compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The table below summarizes stock-based compensation expense related to stock options and restricted stock awards for the three months ended March 31, 2021 and 2020, and the unrecognized compensation expense as of March 31, 2021 and 2020 (in thousands):

	Expense Recognized for		Unrecognized Expense
	Three Months Ended March 31:		as of March 31:
	2021	2020	2021		2020

Plan-based stock option awards	$850	$625	$4,411	(1)	$4,515
Plan-based restricted stock awards:
Equity-classified	1,100	726	6,309	(2)	4,760
Liability-classified	12	6	36		44

Total	$1,962	$1,357	$10,756		$9,319

(1)	Includes $0.2 million related to stock options for an aggregate of 100,000 shares exercisable at $3.06 per share that vest upon achievement of cost savings of $25.0 million related to the successful integration of the Ariix business combination discussed in Note 3.
(2)	Pursuant to the March 2021 grant of performance-based restricted stock to the Company’s Chief Executive Officer, amount includes $1.9 million of unrecognized compensation. This amount is based on management’s estimate that 0.7 million shares will ultimately vest as discussed above under the caption Restricted Stock Activity. Accordingly, unrecognized compensation of $3.9 million related to an additional 1.4 million shares is excluded from the table based on management’s estimate that both performance conditions will be achieved at the target level. Accordingly, an additional $3.9 million of additional stock-based compensation expense could be recognized if the maximum performance targets are achieved over the remaining performance period through December 2023.

As of March 31, 2021, unrecognized stock-based compensation expense related to service-based awards is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.1 years for stock options, 2.0 years for equity-classified restricted stock awards, and 0.8 years for liability-classified restricted stock awards. For awards with performance-based vesting, compensation expense is recognized over the period that the performance criteria are expected to be achieved as discussed above under the caption Restricted Stock Activity.

Warrants

The following table sets forth changes in outstanding warrants for the three months ended March 31, 2021 (shares in thousands):

	Shares		Price (1)	Term (2)

Outstanding, beginning of period	1,803		$4.77	5.1
Issuance in private placement of Units	7,318	(3)	5.00

Outstanding, end of period	9,121	(4)	4.95	3.3

(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term in years until the warrants expire.
(3)	As discussed in Note 7, the Company completed a private placement of equity securities in February 2021 that included warrants to purchase an aggregate of 7.3 million shares of Common Stock at an exercise price of $5.00 per share.
(4)	All warrants are vested and exercisable as of March 31, 2021.

The November 2020 SPA discussed in Note 6 included the issuance of Class B Warrants to purchase 750,000 shares of Common Stock exercisable at $5.75 per share. The February 2021 SPA discussed in Note 7 was considered a dilutive issuance that resulted in a reduction of the exercise price of the Class B Warrants from $5.75 per share to $5.53 per share. The change in fair value of the Class B Warrants as a result of this dilutive issuance was immaterial whereby the reduction of the exercise price for the Class B Warrants did not have any impact on the Company’s financial statements for the three months ended March 31, 2021.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 — INCOME TAXES

The Company’s provision for income taxes for the three months ended March 31, 2021 and 2020 resulted in income tax expense of $1.2 million and $0.7 million, respectively. The effective tax rate as a percentage of pre-tax losses for each of the three months ended March 31, 2021 and 2020 was negative 7% compared to the U.S. federal statutory rate of 21%. The negative effective tax rate for the three months ended March 31, 2021 and 2020 was primarily due to foreign income tax expense on profitable foreign operations and the impact of the domestic valuation allowance offsetting domestic income tax benefits.

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. Although the Company believes its tax estimates are reasonable, the Company can make no assurance that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which the Company makes such determinations.

As of March 31, 2021 and December 31, 2020, $1.1 million of unrecognized income tax benefits is included in other long-term liabilities with the remainder of $4.3 million being offset with other deferred tax assets. As of March 31, 2021 and December 31, 2020, unrecognized tax benefits that are classified in other long-term liabilities, would result in changes to the Company’s effective tax rate if recognized. As of March 31, 2021 and December 31, 2020, unrecognized tax benefits that were offset against other deferred tax assets, if recognized, would not affect the Company’s effective tax rate since the tax benefits would increase a deferred tax asset that would be offset by a valuation allowance. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has various non-income tax contingencies in several countries. Such exposures could be material depending upon the ultimate resolution of each situation. As of March 31, 2021 and December 31, 2020, the Company has recorded current liabilities for non-income tax contingencies in foreign countries of approximately $1.1 million.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus resulted in a world-wide pandemic. By March 2020, the U.S. economy had been largely shut down by mass quarantines and government mandated stay-in-place orders (the “Orders”) to halt the spread of the virus. While some of these Orders were relaxed or lifted in different jurisdictions at various times through March 31, 2021, the overall impact of COVID-19 continues to have an adverse impact on certain business activities across the world. The Orders required some of the Company’s employees to work from home when possible, and other employees were entirely prevented from performing their job duties at times. The world-wide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it could have a material adverse effect on the Company’s business as consumer demand for its products could decrease.

Foreign jurisdictions accounted for approximately 80% and 68% of the Company’s net revenue for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. The impact of COVID-19 was a significant contributing factor for much of the year ended December 31, 2020 that resulted in decreases in net revenue in foreign countries as a group. While the Company’s direct-to-consumer selling model typically relies heavily on the use of its Brand Partner sales force in close contact with customers, the pandemic has required alternative selling approaches such as through social media. Until an effective vaccine or other successful mitigation of COVID-19 has been widely administered throughout the population, no assurance can be provided that the Company will be able to avoid future reductions in net revenue using alternative selling approaches that avoid direct contact with customers.

In most jurisdictions, the Orders have been relaxed or lifted but considerable uncertainty remains about whether the Orders will need to be reinstated as the spread of new variants of COVID-19 continues. While the current disruption to the Company’s business is expected to be temporary, the long-term financial impact on the Company’s business cannot be reasonably estimated at this time.

NOTE 11 —NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share includes dilutive stock options, unvested restricted stock awards, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. For the three months ended March 31, 2021 and 2020, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. As of March 31, 2021 and 2020, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2021	2020

Equity Incentive Plan awards:
Stock options	3,909	3,883
Unvested restricted stock awards	4,033	2,499
Common stock purchase warrants	9,121	311

Total	17,063	6,693

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date

As of March 31, 2021 and December 31, 2020, the fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values due to the short-term nature of these instruments. Cash equivalents consist of short-term certificates of deposit that are classified as Level 2. The estimated fair value of the Senior Notes discussed in Note 6 is classified as Level 2 and amounted to approximately $28.8 million as of March 31, 2021 and $28.9 million as of December 31, 2020. The recorded amounts for short-term debts payable related to the Ariix Clarification Letter and the Zennoa business combination discussed in Note 3 approximated fair value due to the short-term maturities and lack of changes in the Company’s credit risk. In connection with the September 2020 sale of the Divested Business discussed in Note 3, the Company has a note receivable with a carrying value and estimated fair value of $2.5 million as of March 31, 2021 and December 31, 2020. Due to the U.S. government guarantee and the otherwise unique terms of the PPP Loans discussed in Note 6, it was not possible to determine fair value of these debt instruments.

Recurring Fair Value Measurements

Recurring measurements of the fair value of liabilities as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	2021						2020
	Level 1	Level 2		Level 3		Total	Level 1	Level 2		Level 3		Total

Derivative Liabilities:
Ariix business combination	$-	$-		$99,159	(1)	$99,159	$-	$-		$90,874	(1)	$90,874
Warrants	-	-		12,402	(2)	12,402	-	-		-		-
Deferred consideration payable:
LIMU	-	3,574	(3)	-		3,574	-	3,656	(3)	-		3,656
Zennoa	-	2,086	(3)	-		2,086	-	2,196	(3)	-		2,196

Total	$-	$5,660		$111,561		$117,221	$-	$5,852		$90,874		$96,726

(1)	Please refer to Note 3 under the caption Business Combination Liabilities for further information related to the Ariix derivative liability. Key valuation assumptions to arrive at fair value of the derivative liability as of March 31, 2021 and December 31, 2020 included (i) historical volatility of the Company’s shares of Common Stock of 77%, (ii) a risk-free interest rate of approximately 0.1%, and (iii) the weighted average cost of capital of 16.5%.
(2)	Please refer to Note 7 under the caption Private Placement of Units for further information related to the Warrant derivative liability. Key valuation assumptions to arrive at fair value of the warrants derivative liability as of March 31, 2021 included the closing price of $2.86 per share for the Company’s Common Stock, the exercise price of the warrants of $5.00 per share, historical volatility of 118%, and the remaining contractual term of 2.9 years. Based on these valuation inputs, the weighted-average fair value of the warrants was $1.69 per share as of March 31, 2021.
(3)	The fair value of deferred consideration related to the LIMU and Zennoa business combination obligations set forth in Note 3 are classified as Level 2. The estimated fair value of these liabilities was determined in November 2020 such that the carrying values and fair values were similar as of March 31, 2021 and December 31, 2020.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2021 and December 31, 2020, the Company did not have any assets carried at fair value on a recurring basis. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended March 31, 2021, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

A significant portion of the business of the Direct / Social Selling segment is conducted in foreign markets, exposing the Company to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations. As set forth in Note 13, for the three months ended March 31, 2021 and 2020, a significant portion of the Company’s consolidated net revenue was generated outside the United States. Most of the Direct / Social Selling segment’s products have a component of the Noni plant, Morinda Citrifolia (“Noni”) as a common element. Tahitian Noni® Juice, MAX and other noni-based beverage products comprised over 34% and 80% of the net revenue of the Direct / Social Selling segment for the three months ended March 31, 2021 and 2020, respectively. However, if consumer demand for these products decreases significantly or if the Company ceases to offer these products without a suitable replacement, the Company’s consolidated financial condition and operating results would be adversely affected. The Company purchases fruit and other Noni-based raw materials from French Polynesia, but these purchases of materials are from a wide variety of individual suppliers with no single supplier accounting for more than 10% of its raw material purchases during the three months ended March 31, 2021 and 2020. However, as the majority of the raw materials are consolidated and processed at the Company’s plant in Tahiti, the Company could be negatively affected by certain governmental actions or natural disasters if they occurred in that region of the world. For the three months ended March 31, 2021 and 2020, no single customer accounted for 10% or more of the Company’s consolidated net revenue.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. Cash deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of March 31, 2021, the Company had cash and cash equivalents with a financial institution in the United States with balances of $52.9 million, and two financial institutions in China with balances of $12.0 million and $6.3 million. As of December 31, 2020, the Company had cash and cash equivalents with two financial institutions in the United States with balances of $8.2 million and $23.7 million, and two financial institutions in China with balances of $6.3 million and $7.3 million. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

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

NOTE 13 — SEGMENTS AND GEOGRAPHIC CONCENTRATIONS

Reportable Segments

The Company follows segment reporting in accordance with ASC Topic 280, Segment Reporting. Since the consummation of the business combination with Morinda in December 2018, the Company’s operating segments have consisted of the Noni by NewAge segment and the NewAge segment. Upon completion of the business combination with Ariix, which comprised a portion of the Noni by NewAge segment, the Company renamed this segment as the Direct / Social Selling segment to better reflect the overall characteristics shared by the business units that comprise this segment. Also, as a result of the divestiture of the BWR reporting unit and substantially all of the Company’s legacy brands in September 2020, the Company has renamed the NewAge segment as the Direct Store segment.

The Direct / Social Selling segment is engaged in the development, manufacturing, and marketing of a portfolio of healthy products in three core category platforms including health and wellness, healthy appearance, and nutritional performance all sold primarily via e-commerce and through a direct route to market. The Direct / Social Selling segment has manufacturing operations in Tahiti, Germany, Japan, the United States, and China. The Direct / Social Selling segment’s products are sold and distributed in more than 50 countries using its group of more than 400,000 Brand Partners and customers. Approximately 88% of the net revenue of the Direct / Social Selling segment was generated internationally for each of the three months ended March 31, 2021 and 2020.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Direct Store segment is a direct-store-distribution (“DSD”) business servicing Colorado and surrounding markets. Until September 24, 2020 when the Company disposed of the Divested Business discussed in Note 3, the segment also marketed and sold a portfolio of healthy beverage brands including XingTea, Búcha® Live Kombucha, Coco-Libre, Evian, Nestea, Illy Coffee and Volvic. In connection with the disposition of the Divested Business, the Company entered into a Distributor Agreement, pursuant to which BWR appointed the Company as its exclusive distributor of certain beverage products in selected territories in the United States.

Net revenue by reporting segment for the three months ended March 31, 2021 and 2020, was as follows (in thousands):

Segment	2021	2020

Direct / Social Selling	$114,462	$50,110
Direct Store	11,056	13,583

Net revenue	$125,518	$63,693

Gross profit by reporting segment for the three months ended March 31, 2021 and 2020, was as follows (in thousands):

Segment	2021	2020

Direct / Social Selling	$84,904	$39,606
Direct Store	2,497	1,918

Total gross profit	$87,401	$41,524

Assets by reporting segment as of March 31, 2021 and December 31, 2020, were as follows (in thousands):

Segment	2021	2020

Direct / Social Selling	$386,567	$396,174
Direct Store	78,940	47,008

Total assets	$465,507	$443,182

Depreciation and amortization expense by reporting segment, including amounts charged to cost of goods sold for the three months ended March 31, 2021 and 2020, was as follows (in thousands):

Segment	2021	2020

Direct / Social Selling	$4,675	$1,719
Direct Store	99	160

Total depreciation and amortization	$4,774	$1,879

Cash payments for capital expenditures for property and equipment and identifiable intangible assets by reporting segment for the three months ended March 31, 2021 and 2020, were as follows (in thousands):

Segment	2021	2020

Direct / Social Selling	$287	$1,467
Direct Store	-	124

Total capital expenditures	$287	$1,591

Geographic Concentrations

The Company attributes net revenue to geographic regions based on the location of its customers’ contracting entity. The following table presents net revenue for each country that exceeded 10% of consolidated net revenue for the three months ended March 31, 2021 and 2020 (in thousands):

	2021	2020

United States of America	$25,047	$19,385
Japan	25,234	20,867
China	26,120	14,975
Italy	17,730	86
France	14,447	94
Rest of World	16,940	8,286

Net revenue	$125,518	$63,693

As of March 31, 2021 and December 31, 2020, the net carrying value of property and equipment located outside of the United States amounted to approximately $22.1 million and $23.6 million, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding COVID-19

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus resulted in a world-wide pandemic. By March 2020, the U.S. economy had been largely shut down by mass quarantines and government mandated stay-in-place orders (the “Orders”) to halt the spread of the virus. While some of these Orders were relaxed or lifted in different jurisdictions at various times through March 31, 2021, the overall impact of COVID-19 continues to have an adverse impact on certain business activities across the world. The Orders required some of the Company’s employees to work from home when possible, and other employees were entirely prevented from performing their job duties at times. The world-wide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it could have a material adverse effect on the Company’s business as consumer demand for its products could decrease.

Foreign jurisdictions accounted for approximately 80% and 68% of the Company’s net revenue for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. The impact of COVID-19 was a significant contributing factor for the year ended December 31, 2020, which resulted in decreases in net revenue in foreign countries as a group. While the Company’s direct-to-consumer selling model typically relies heavily on the use of its Brand Partner sales force in close contact with customers, the pandemic has required alternative selling approaches such as through social media. Until an effective vaccine or other successful mitigation of COVID-19 has been widely administered throughout the population, no assurance can be provided that the Company will be able to avoid future reductions in net revenue using alternative selling approaches that avoid direct contact with customers.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

●	Anticipated operating results, including revenue and earnings.
●	The expectation that our shareholders will approve the issuance of up to 39.6 million shares of our Common Stock to provide the remainder of the consideration due for our business combination with Ariix, LLC (“Ariix”).
●	Expected capital expenditure levels for 2021.
●	Volatility in credit and market conditions.
●	Our belief that we have sufficient liquidity to fund our business operations in 2021.
●	Our ability to bring new products to market in an ever-changing and difficult regulatory environment.
●	Our expectations about the extent and duration of COVID-19 on our business.
●	Ability to re-patriate cash from certain foreign markets.
●	Strategy for customer retention and growth.
●	Risk management strategy.
●	Our ability to capture cost and revenue synergies, and successfully integrate our combination with Ariix.
●	Our ability to deliver profitable organic revenue growth.
●	Our ability to manage our growth.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A. “Risk Factors” of our 2020 Annual Report on Form 10-K as filed with the SEC on March 18, 2021 (the “2020 Form 10-K”). Moreover, we operate in very competitive and rapidly changing markets. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with (i) our financial statements and related notes included in Part I, Item 1 of this Report, (ii) our audited financial statements for the years ended December 31, 2020 and 2019 set forth in Item 8 of the 2020 Form 10-K, and (iii) the related Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the 2020 Form 10-K.

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

Our Business Model

We are an organic and healthy products company intending to become the world’s leading social selling and distribution company. NewAge, Inc. is a purpose-driven firm dedicated to providing healthy products to consumers and inspiring them to “Live Healthy.” We commercialize our portfolio of products across more than 50 countries worldwide and strive to disrupt with industry leading social selling tools and technologies. More than 74% of the Company’s revenue is ordered and fulfilled online including auto-delivery subscriptions, and more than 87% of our products are delivered directly to consumers’ homes.

We compete in three major category platforms including health and wellness, healthy appearance, and nutritional performance. Within the category platforms, we develop and market a portfolio of science-based, functionally differentiated, and superior performing products and brands. We differentiate our products utilizing our patents, proprietary formulas and production process and trade secrets and focus our functional differentiation utilizing different combinations of:

●	Phytonutrients and micronutrients
●	Plant-based ingredients
●	CBD
●	Noni
●	Clean/non-toxic ingredients

Utilizing these functionally differentiated ingredients, we intend to build ‘hundred-million dollar’ focus brands in each of our respective platforms. For example, Tahitian Noni already meets this standard, is our largest brand, and has sold more than $7.0 billion since its inception, including approximately $400 million cumulatively recognized by us since our acquisition of Morinda in December 2018. We have multiple studies and human trials validating Tahitian Noni’s efficacy and benefits for reducing inflammation and strengthening the body’s protection against viruses. Also, within the health and wellness platform is our LIMU brand, a fucoidan-rich beverage sourced from seaweed. We have two core brands within the healthy appearance platform including TeMana, a unique skin care portfolio that is infused with Tahitian Noni, and Lucim, a line of clean skin care products expanding worldwide that was launched in 2020. In the nutritional performance platform, we commercialize a full line of weight management and other human needs states addressing nutritional supplements and nutraceuticals and are building out our core brands within the platform.

We believe that the major trend in consumer goods is direct delivery, e-commerce ordering and fulfillment, with purchase intent being driven by social media and friends and family. According to Euromonitor International’s 2019 Lifestyles Survey, the largest driver of purchase intent in every major region of the world was friends and family recommendations and related social media posts. We further believe that these fundamental trends negate the historic advantage of traditional manufacturers geared toward sale of their products, utilizing traditional media, merchandized in traditional retail outlets.

We believe one of NewAge’s competitive advantages is its network of more than 400,000 Brand Partners and customers around the world, and its own DSD system that provides near captive distribution in our respective market areas. We have developed a robust infrastructure and set of execution capabilities across more than 50 countries, with a primary focus on our core markets of Japan, Greater China, Western Europe, and North America. We are selectively invested in emerging market areas whereby the combination of the business opportunity and consumer demographics intersect to form an attractive investment profile for our model. These markets include Russia and the CIS countries, the Southern Cone of Africa, and selected markets in Latin America and South East Asia.

NewAge has the scale and infrastructure underpinning what we believe to be a differentiated and disruptive business strategy. NewAge believes that what, where, when and how consumers are buying consumable products is transforming. Commercializing our portfolio of healthy brands through primarily a direct-route-to-market, utilizing proprietary and industry-leading social selling technology, and connecting with consumers on their terms with our team of more than 400,000 Brand Partners and customers enables us to take advantage of the fundamental disintermediation happening in consumer product goods.

Operating Segment Overview

Since the consummation of the business combination with Morinda in December 2018, our operating segments have consisted of the Noni by NewAge segment and the NewAge segment. Upon completion of the business combination with Ariix, which comprised a portion of the Noni by NewAge segment, we renamed this segment as the Direct / Social Selling segment to better reflect the overall characteristics shared by the business units that comprise this segment.

The net revenue and total assets of the Direct / Social Selling segment increased significantly with the closing of our acquisition of Ariix on November 16, 2020. The Direct / Social Selling segment is engaged in the development, manufacturing, and marketing of products in three core category platforms including health and wellness, healthy appearance, and nutritional performance. The Direct / Social Selling segment has manufacturing operations in Tahiti, Germany, Japan, the United States, and China. The Direct / Social Selling segment’s products are sold and distributed in more than 50 countries using Brand Partners through our direct-to-consumer selling network and e-commerce business model. For the three months ended March 31, 2021, approximately 88% of the net revenue of the Direct / Social Selling segment was generated outside the Unites States.

With the changing economics in the retail brand beverage sector exacerbated by COVID-19, on September 24, 2020, we sold our Brands Within Reach, LLC (“BWR”) subsidiary and the rights to the brands with substantially all of our U.S. retail brands to focus on the more profitable, larger scale, higher potential Direct / Social Selling segment of our business. BWR and the U.S. retail brands were included in the Direct Store segment through the disposal date and are referred to herein as the “Divested Business”. For periods after disposal of the Divested Business, the Direct Store segment is primarily comprised of our DSD network that distributes snacks, beverages, and other products direct to stores in Colorado and surrounding states, to wholesale distributors, key account owned warehouses and international accounts using several distribution channels.

Recent Developments

On January 29, 2021, we entered into a letter of clarification (the “Clarification Letter”) to the Ariix merger agreement. The Clarification Letter explained the intent of the parties as of the Ariix closing date whereby (i) a cash account of Ariix with a Chinese bank that had a balance of $3.1 million remained an asset of the Sellers and, accordingly, was not conveyed to the Company, and (ii) the number of shares of our Common Stock issuable to the sellers on the first anniversary of the closing date was reduced by 0.5 million shares. In addition, the impact of the $3.1 million reduction of cash reduced the number of shares issuable by 0.6 million shares due to the impact of the working capital adjustment and the Clarification Letter.

On February 9, 2021, we notified Roth Capital Partners LLC of our election to terminate the ATM Agreement that was a significant source of liquidity in 2019 and 2020. On February 11, 2021, we entered into a Sales Agreement with A.G.P./Alliance Global Partners, but the maximum number of shares that may be sold pursuant to the Sales Agreement is currently limited to less than 5.0 million shares based on the number of authorized shares of Common Stock available as of March 31, 2021. For the three months ended March 31, 2021, we did not sell any shares pursuant to the ATM Agreement or the Sales Agreement.

On February 16, 2021, we entered into a securities purchase agreement in connection with a private placement for an aggregate of approximately 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares of our Common Stock. At the closing on February 19, 2021, we received gross proceeds of approximately $58.0 million. After deducting placement agent fees, the net proceeds amounted to approximately $53.8 million.

On March 3, 2021, we entered into a Modification and Transition Addendum to Employment Agreement and Indemnification Agreement with Gregory A. Gould, our Chief Financial Officer (the “Gould Agreement”). The Gould Agreement amends the employment agreement with Mr. Gould whereby he will continue to serve as our Chief Financial Officer until July 2, 2021. The Gould Agreement also modifies the Indemnification Agreement, dated December 28, 2019, between the Company and Mr. Gould. As part of the transition, Mr. Gould has received and will receive additional cash compensation and we granted stock options for 125,000 shares of Common Stock that vest on July 2, 2021.

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

Key Components of Consolidated Statements of Operations

For a description of the key components of our condensed consolidated statements of operations, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

For a discussion of our critical accounting policies, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K.

Results of Operations

Three Months Ended March 31, 2021 and 2020

Our unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 are presented below (dollars in thousands):

	2021	2020	Change	Percent

Net revenue	$125,518	$63,693	$61,825	97%
Cost of goods sold	38,117	22,169	15,948	72%

Gross profit	87,401	41,524	45,877	110%
Gross margin	70%	65%

Operating expenses:
Commissions	47,397	19,515	27,882	143%
Selling, general and administrative	38,859	30,608	8,251	27%
Depreciation and amortization expense	4,675	1,781	2,894	162%

Total operating expenses	90,931	51,904	39,027	75%

Operating loss	(3,530)	(10,380)	6,850	-66%

Non-operating income (expense):
Interest expense	(3,123)	(572)	(2,551)	446%
Loss from change in fair value of derivatives, net	(9,613)	(326)	(9,287)	2849%
Interest and other income (expense), net	(352)	383	(735)	-192%

Loss before income taxes	(16,618)	(10,895)	(5,723)	53%
Income tax expense	(1,150)	(723)	(427)	59%

Net loss	$(17,768)	$(11,618)	$(6,150)	53%

Presented below is our net revenue, cost of goods sold, gross profit (loss) and gross margin by segment for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Direct / Social Selling Segment				Direct Store Segment
	2021	2020	Change	Percent	2021	2020	Change	Percent

Net revenue	$114,462	$50,110	$64,352	128%	$11,056	$13,583	$(2,527)	(19%)
Cost of goods sold	29,558	10,504	19,054	181%	8,559	11,665	(3,106)	(27%)

Gross profit (loss)	$84,904	$39,606	$45,298	114%	$2,497	$1,918	$579	30%
Gross margin	74%	79%			23%	14%

As discussed above under the caption Operating Segment Overview, on September 24, 2020, we sold the Divested Business, which was a component of our Direct Store segment and included in our consolidated statements of operations through the disposal date. Accordingly, the Divested Business is excluded from our results of operations for the three months ended March 31, 2021. Presented below is a summary of the operating loss of the Divested Business that is included in our historical results for the three months ended March 31, 2020 (in thousands):

Net revenue	$4,784
Cost of goods sold	5,073
Gross loss	(289)

Operating expenses:
Selling, general and administrative	(2,345)
Commissions	(65)
Depreciation and amortization expense	(31)

Operating loss	$(2,730)

Since September 25, 2020, the Direct Store segment is primarily comprised of our legacy DSD and e-commerce lines of business (the “Retained Business”) and our corporate overhead activities. Please refer to the captions below for further discussion with respect to our net revenue, cost of goods sold, gross profit and gross margin by segment, including the results of operations of the Divested Business and the Retained Business of the Direct Store segment.

Net Revenue. Net revenue increased from $63.7 million for the three months ended March 31, 2020 to $125.5 million for the three months ended March 31, 2021, an increase of $61.8 million or 97%. For the three months ended March 31, 2021, the increase in net revenue was attributable to $68.1 million of net revenue generated by Ariix, partially offset by a reduction in net revenue for our legacy businesses of $6.3 million.

Net revenue for the Direct / Social Selling segment increased by $64.4 million from $50.1 million for the three months ended March 31, 2020 to $114.5 million for the three months ended March 31, 2021. This increase was attributable to $68.1 million of net revenue from the Ariix reporting unit, partially offset by a reduction in net revenue of $3.8 million for the legacy portion of the Direct / Social Selling segment. We believe the decrease in net revenue for the legacy portion of the Direct / Social Selling segment was primarily caused by lower quantities of products purchased by consumers during the COVID-19 pandemic and the related mass quarantines and government mandated stay-in-place orders that were in effect beginning in March 2020. Our direct-to-consumer selling model typically relies heavily on the use of our Brand Partner sales force in close contact with our customers. However, the COVID-19 pandemic required alternative selling approaches, such as through social media, which was less effective than in-person selling in certain regions. As a result, the legacy portion of the Direct / Social Selling segment’s net revenue decreased by 8% for the three months ended March 31, 2021. The geographic breakdown of this decrease was 16% in China, 5% in Japan, and 12% in all other foreign countries as a group. However, the legacy portion of the Direct / Social Selling segment’s net revenue in the United States increased by 10% for the three months ended March 31, 2021.

Net revenue for the Direct Store segment decreased by $2.5 million from $13.6 million for the three months ended March 31, 2020 to $11.1 million for the three months ended March 31, 2021. This decrease was attributable to a reduction in net revenue of $4.8 million due to our disposal of the Divested Business in September 2020, partially offset by an increase in net revenue for the Retained Business of the Direct Store segment of $2.3 million. The increase in net revenue for the Retained Business of the Direct Store segment resulted from increased net revenue for our DSD business due to new customers and expansion of the product portfolio.

Cost of goods sold. Cost of goods sold increased from $22.2 million for the three months ended March 31, 2020 to $38.1 million for the three months ended March 31, 2021, an increase of $15.9 million. Cost of goods sold for the Direct / Social Selling segment increased by $19.1 million, partially offset by a decrease in cost of goods sold of $3.1 million for the Direct Store segment.

The increase in cost of goods sold for the Direct / Social Selling segment of $19.1 million was primarily attributable to the cost of products sold by Ariix of $19.0 million. Cost of goods sold for the legacy business of the Direct / Social Selling segment increased by $0.1 million or 1% in comparison to the 8% reduction in net revenue for the legacy business of the Direct / Social Selling segment as discussed above. In order to partially mitigate the effects of COVID-19 for the three months ended March 31, 2021, we offered additional discounts and promotions to the customers of the legacy business of the Direct / Social Selling Segment that are reflected in cost of goods sold. The effects of these higher discounts and promotions compared to the three months ended March 31, 2020 contributed to cost of goods sold that increased by 1%, whereas net revenue for the legacy business of the Direct / Social Selling segment decreased by 8%.

For the three months ended March 31, 2021, the Direct / Social Selling segment also had a non-recurring charge to cost of goods sold of $0.5 million that related to the sale of inventories acquired as part of the Ariix business combination. The fair value of work-in-process and finished goods inventories on the closing date of the Ariix business combination exceeded the historical carrying value, which represented an element of built-in profit on the closing date that was charged to cost of goods sold as the related inventories were sold for the three months ended March 31, 2021.

Cost of goods sold for the Direct Store segment decreased by $3.1 million from $11.7 million for the three months ended March 31, 2020 to $8.6 million for the three months ended March 31, 2021. The decrease in cost of goods sold for the Direct Store segment was due to the elimination of cost of goods sold related to the Divested Business which amounted to $5.1 million for the three months ended March 31, 2020. This decrease was partially offset by an increase in cost of goods sold for the Retained Business of $2.0 million or 30%, from $6.6 million for the three months ended March 31, 2020 to $8.6 million for the three months ended March 31, 2021. The increase in cost of goods sold for the Retained Business was primarily attributable to higher product costs associated with a 26% increase in net revenue.

Gross profit. Gross profit increased from $41.5 million for the three months ended March 31, 2020 to $87.4 million for the three months ended March 31, 2021, an increase of $45.9 million or 110%. The increase in gross profit consisted of $45.3 million for the Direct / Social Selling segment and $0.6 million for the Direct Store segment. The improvement in gross profit for the Direct / Social Selling segment was primarily attributable to $49.1 million of gross profit generated by Ariix, partially offset by a reduction in gross profit of $3.8 million related to the legacy business of the Direct / Social Selling segment due to lower sales due to the COVID-19 pandemic in combination with our increased use of discounts and promotions. Gross margin for the legacy business of the Direct / Social Selling segment was 77% in comparison to gross margin of 72% for the business acquired from Ariix.

The Direct Store segment accounted for an increase in gross profit of $0.6 million for the three months ended March 31, 2021, driven by net revenue that decreased by 19% whereas cost of goods sold decreased by 27%. The Divested Business accounted for approximately $0.3 million of negative gross profit for the three months ended March 31, 2020, whereas the Retained Business generated an additional $0.3 million of gross profit for the three months ended March 31, 2021. The Retained Business generated gross profit of approximately $2.2 million and gross margin of 25% for the three months ended March 31, 2020, compared to gross profit of $2.5 million and gross margin of 23% for the three months ended March 31, 2021.

Consolidated gross margin increased from 65% for the three months ended March 31, 2020 to 70% for the three months ended March 31, 2021. Gross margin for the Direct / Social Selling segment decreased from 79% for the three months ended March 31, 2020 to 74% for the three months ended March 31, 2021. Gross margin for the Direct Store segment increased from 14% for the three months ended March 31, 2020 to 23% for the three months ended March 31, 2021.

Commissions. Commissions were $47.4 million for the three months ended March 31, 2021 compared to $19.5 million for the three months ended March 31, 2020, an increase of $27.9 million. For the three months ended March 31, 2021, commissions for the Direct / Social Selling segment consisted of $29.8 million related to the business acquired from Ariix, partially offset by a reduction in commissions for our legacy businesses of $1.9 million. Commissions for our legacy businesses decreased by 10%, primarily due to the decrease in net revenue for the legacy portion of the Direct / Social Selling segment of 8% and the elimination of commissions related to the Divested Business.

Selling, general and administrative expenses. SG&A expenses increased from $30.6 million for the three months ended March 31, 2020 to $38.9 million for the three months ended March 31, 2021, an increase of $8.3 million. The increase of $8.3 million was comprised of increases in compensation and benefits expense of $6.2 million, professional fees of $1.8 million, transaction fees related to the sale of products of $1.1 million, occupancy costs of $0.8 million, and communications expenses of $0.8 million. Total increases in SG&A totaled $10.7 million and were partially offset by a reduction in marketing costs of $2.1 million, and travel expenses of $0.2 million.

For the three months ended March 31, 2021, approximately $13.4 million of our SG&A expenses related to the business acquired from Ariix, including compensation and benefits costs of $7.9 million, professional fees of $1.5 million, transaction fees related to the sale of products of $1.1 million, occupancy costs of $0.9 million, and communications expenses of $0.8 million. For the three months ended March 31, 2021, SG&A expenses for the legacy businesses of the Direct / Social Selling and Direct Store segments decreased by $5.1 million. This decrease in SG&A expenses included $2.3 million due to our disposal of the Divested Business in September 2020, a reduction in marketing costs of $2.6 million, and a reduction in compensation and benefits of $2.0 million. These reductions in SG&A for the legacy businesses of the Direct / Social Selling and Direct Store segments total $6.9 million and were partially offset by increases in severance expense of $1.4 million and professional fees of $0.3 million.

In April and August 2020, we initiated restructuring plans that resulted in termination of employment for approximately 150 employees with annualized compensation cost in the aggregate amount of approximately $9.6 million. The reduction in compensation and benefits of $2.0 million discussed above was primarily driven by savings from these restructuring activities implemented in April and August 2020.

Depreciation and amortization expense. Depreciation and amortization expense included in operating expenses increased from $1.8 million for the three months ended March 31, 2020 to $4.7 million for the three months ended March 31, 2021, an increase of $2.9 million. This increase was primarily attributable to amortization expense of $3.0 million related to identifiable intangible assets of $131.8 million acquired in our business combination with Ariix in November 2020.

Interest expense. Interest expense increased from $0.6 million for the three months ended March 31, 2020 to $3.1 million for the three months ended March 31, 2021, an increase of $2.5 million. For the three months ended March 31, 2021, interest expense of $3.1 million was attributable to (i) interest expense paid in cash of $0.6 million based on the contractual rate of 8.0% under the Senior Notes entered into in December 2020, (ii) accretion of discount of $2.2 million related to the Senior Notes, and (iii) imputed interest expense of $0.3 million related to our deferred lease financing obligation and business combination obligations. Based on the 1.0% contractual rate, interest expense related to our PPP Loans amounted to less than $0.1 million for the three months ended March 31, 2021.

As of December 31, 2020, the overall effective interest rate on the Senior Notes was approximately 42.3%, including the 8.0% stated rate. On January 4, 2021, the lenders agreed to amend the Senior Notes in exchange for the issuance of 400,000 shares of Common Stock with a fair value of approximately $1.1 million as of the issuance date. This amount was accounted for as a modification of the Senior Notes that resulted in an additional discount of $1.1 million. This amendment fee and other lender-initiated changes that affect the timing and amount of principal payments are accounted for prospectively as a revision of the effective interest rate. Accordingly, as of March 31, 2021, the overall effective interest rate was approximately 49.7%, including the 8.0% stated rate.

For the three months ended March 31, 2020, interest expense was primarily attributable to (i) interest expense of $0.2 million based on the contractual rates under our credit facility with East West Bank (the “EWB Credit Facility”), which we terminated on December 1, 2020, based on a weighted average interest rate of 5.1% and weighted average borrowings outstanding of $15.0 million for the three months ended March 31, 2020, (ii) accretion of discount for a total of $0.2 million related to the Morinda business combination liabilities and the EWB Credit Facility, (iii) accrued dividends on the debt-classified Series D preferred stock of $0.1 million, and (iv) imputed interest expense of $0.1 million related to our deferred lease financing obligation.

Loss from change in fair value of derivatives, net. Our net loss from change in fair value of derivatives increased from $0.3 million for the three months ended March 31, 2020 to $9.6 million for the three months ended March 31, 2021, an increase of $9.3 million. For the three months ended March 31, 2021, the net loss of $9.6 million was comprised of a loss related to the Ariix business combination derivative liability of $11.3 million, partially offset by a gain of $1.7 million related to warrants issued in the February 2021 Private Placement as discussed below under the caption Liquidity and Capital Resources. As discussed below, changes in the fair value of derivative liabilities can be extremely volatile from period to period since the related valuations are heavily influenced by changes in the market price of our Common Stock.

Pursuant to the Amended Ariix Merger Agreement (as defined in Note 3 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report), we are required to seek approval from our shareholders to issue up to an aggregate of 39.6 million shares of Common Stock at up to three shareholder meetings. If our shareholders fail to approve the settlement in shares of Common Stock, we will be required to make cash payments of $163.3 million within 90 days after the third shareholder meeting. This obligation to issue shares or pay cash is being accounted for as a derivative liability with a fair value of approximately $90.9 million as of December 31, 2020 and $99.2 million as of March 31, 2021. In January 2021, the derivative liability was reduced from $90.9 million to $87.8 million as a result our agreement to transfer $3.1 million of cash pursuant to the Clarification Letter executed on January 29, 2021, as described further in the aforementioned Note 3 to our financial statements. Upon completion of an updated valuation as of March 31, 2021, the fair value of the derivative liability increased from $87.8 million to $99.2 million, which resulted in a non-cash loss of $11.3 million for the three months ended March 31, 2021. This increase in fair value was primarily driven by an increase in the market price of our Common Stock from $2.63 as of December 31, 2020 to $2.86 as of March 31, 2021.

Pursuant to a private placement of Units (as defined in Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report) in February 2021, we issued 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares of Common Stock. In the event of certain fundamental transactions, the holders of the warrants could be entitled to a net cash settlement whereby the warrants are not considered indexed to our shares of Common Stock. Therefore, the warrants are required to be recorded at fair value and classified as liabilities beginning on the issuance date. The fair value of this warrant liability decreased from $14.1 million on the issuance date to $12.4 million as of March 31, 2021, for a decrease of $1.7 million. Accordingly, we recognized a gain from change in fair value of the warrant liability of $1.7 million for the three months ended March 31, 2021. The reduction in fair value of the warrant liability was primarily driven by a decrease in the market price of our Common Stock from $3.15 as of February 19, 2021 to $2.86 as of March 31, 2021.

For the three months ended March 31, 2020, we were subject to an interest rate swap agreement entered into in connection with our former EWB Credit Facility. The fair value of this derivative liability increased by $0.3 million due to a decline in interest rates which resulted in our recognition of a loss for $0.3 million. The swap agreement provided for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. We terminated this swap agreement when we terminated the EWB Credit Facility in December 2020.

Interest and other income (expense), net. Interest and other income (expense), net amounted to a loss of $0.4 million for the three months ended March 31, 2021 and income of $0.4 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, interest and other income (expense), net was primarily comprised of foreign exchange losses of $0.5 million, partially offset by interest income of $0.1 million. Interest and other income (expense), net for the three months ended March 31, 2020 consisted of foreign exchange gains of $0.4 million and interest income of $0.1 million, partially offset by a loss of $0.1 million related to the sale of property and equipment.

Income tax expense. For the three months ended March 31, 2021 and 2020, we recognized income tax expense of $1.2 million and $0.7 million, respectively. Income tax expense primarily consisted of foreign income taxes associated with profitable foreign markets.

Inflation and changing prices. For the three months ended March 31, 2021 and 2020, the impact of inflation and changing prices have not had a significant impact on our net revenue, cost of goods sold and operating expenses.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2021, we incurred a net loss of $19.5 million and cash used in our operating activities amounted to $2.1 million. For the year ended December 31, 2020, we incurred a net loss of $39.3 million and cash used in our operating activities amounted to $34.3 million. As of March 31, 2021, our working capital amounted to $47.2 million, and we had an accumulated deficit of $171.3 million. As of March 31, 2021, we had cash and cash equivalents of $90.6 million.

On November 16, 2020, we completed our business combination with Ariix for total purchase consideration with an estimated fair value of approximately $155.1 million. As a result of the closing, we were obligated to issue 19.7 million shares of our Common Stock and to pay $10.0 million to the members of Ariix (the “Sellers”). During the three months ended March 31, 2021, we issued the 19.7 million shares of Common Stock and made the $10.0 million cash payment. Pursuant to the Amended Ariix Merger Agreement and exclusive of the impact of the working capital adjustment discussed below, we were required to seek approval from our shareholders to issue up to 40.1 million shares of our Common Stock to settle the remainder of the merger consideration. On January 29, 2021, we entered into the Clarification Letter that explained the intent of the parties whereby a cash account of Ariix with a Chinese bank that had a balance of $3.1 million remained an asset of the Sellers, and the number of shares of our Common Stock issuable to the Sellers was reduced by 0.5 million shares to 39.6 million shares. In addition, the impact of the $3.1 million reduction of cash reduced the number of shares issuable by 0.6 million shares of Common Stock due to the impact of the working capital adjustment. If our shareholders fail to approve the issuance of up to an aggregate of 39.6 million shares of Common Stock (as subsequently adjusted for the impact of working capital adjustments) at up to three shareholder meetings held after the closing date, we will be required to make cash payments of $163.3 million within 90 days after the third shareholder meeting. Based on our expectation that shareholder meetings would be held at intervals of approximately six months, if we are ultimately required to make a cash payment of $163.3 million it is expected that it would not be due before the third quarter of 2022.

The Amended Ariix Merger Agreement requires our payment of cash or issuance of shares of Common Stock with a value of $10.0 million on May 16, 2021, unless such payment is reduced or eliminated through a working capital adjustment if the working capital of Ariix is less than $11.0 million as of the closing date. Based on the preliminary balance sheet provided by Ariix as of the closing date, working capital amounted to a negative $18.0 million, resulting in a $29.0 million shortfall of the targeted working capital set forth in the Amended Ariix Merger Agreement. Ariix also had $5.0 million of long-term accrued business combination liabilities as of the closing date which were required to be repaid pursuant to the Amended Ariix Merger Agreement. Based on Ariix’s failure to meet the working capital requirements of the Amended Ariix Merger Agreement, we expect to eliminate the requirement to make the $10.0 million payment on May 16, 2021. We also believe there will be a reduction in the number of shares issuable to the Sellers from 39.6 million shares of Common Stock to approximately 34.6 million shares as a result of the working capital adjustment.

On November 30, 2020, we entered into a securities purchase agreement for a private placement that resulted in the issuance of 8.00% Original Issue Discount Senior Secured Notes with an initial principal balance of $32.4 million (the “Senior Notes”). For the months of February 2021 through April 2021, the holders of the Senior Notes were entitled to request that we make principal payments up to $1.0 million per month and we made these payments as required. Beginning in May 2021 and continuing for each subsequent month until the stated principal balance is repaid, the holders of the Senior Notes are entitled to request that we make principal payments up to $2.0 million per month.

On February 16, 2021, we entered into a securities purchase agreement in connection with a private placement of an aggregate of approximately 14.6 million shares of our Common Stock and warrants to purchase an aggregate of 7.3 million shares of our Common Stock. At the closing, we received net proceeds of approximately $53.8 million.

On March 3, 2021, we entered into the Gould Agreement with Gregory A. Gould, our Chief Financial Officer that amends an employment agreement and indemnification agreement whereby Mr. Gould will continue to serve as our Chief Financial Officer until July 2, 2021. As part of the transition, Mr. Gould will receive additional cash compensation in excess of $1.4 million. Pursuant to the terms of the Senior Notes, an event of default would exist if we fail to replace Mr. Gould with a suitable candidate to serve as our Chief Financial Officer within 120 days of Mr. Gould’s termination date. We expect to hire a suitable replacement for Mr. Gould by the prescribed deadline.

On March 4, 2021, we entered into a letter of intent to acquire Aliven, a Japan-based direct selling company that currently generates approximately $20 million in annualized net revenue with more than 100,000 customers and Brand Partners. Consideration for the acquisition of Aliven is expected to be approximately 1.1 million shares of our Common Stock with no material cash payments anticipated. Completion of the proposed transaction is subject to further negotiation and execution of a definitive agreement and the satisfaction of customary conditions to closing.

During the 12-month period ending March 31, 2022, cash payments will be required to settle obligations of approximately $35.5 million, consisting of up to $24.5 million of principal and interest under our Senior Notes, operating lease payments of $9.4 million, and $1.6 million payable under the Gould Agreement. We believe our cash and cash equivalents of $90.6 million will be sufficient to fund our contractual obligations and working capital requirements for the next 12 months.

Please refer to the sections below for further discussion about our recent financing activities.

February 2021 Private Placement

On February 16, 2021, we entered into a securities purchase agreement in connection with a private placement for the issuance of an aggregate of approximately 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares (the “Warrant Shares”) of Common Stock. At the closing on February 19, 2021, we received gross proceeds of approximately $58.0 million. Roth Capital Partners, LLC acted as the exclusive placement agent in exchange for a fee equal to 7% of the gross proceeds. After deducting the placement agent fees, the net proceeds were approximately $53.8 million.

The warrants have an initial exercise price of $5.00 per share, subject to adjustment in certain circumstances. The warrants are exercisable until the third anniversary of the effectiveness of a registration statement required to be filed within 30 days after the closing pursuant to a separate registration rights agreement. Exercise of the warrants is subject to a beneficial ownership limitation of 4.99% (or 9.99% at the option of the purchasers). In the event of certain fundamental transactions, the holders of the warrants could be entitled to a net cash settlement whereby the warrants are not considered to be indexed to our shares of Common Stock. Accordingly, the warrants are required to be recorded at fair value and classified as liabilities. The net proceeds from the private placement of approximately $53.8 million were allocated to the initial fair value of the warrants for $14.1 million and the remainder of $39.7 million was allocated to the shares of Common Stock.

Pursuant to the registration rights agreement, we filed an initial registration statement on Form S-3 covering the resale of the shares of Common Stock and the Warrant Shares with the SEC on March 18, 2021. We also agreed that the registration statement must be declared effective by the SEC no later than April 19, 2021 assuming the SEC does not perform a “full review” of the Form S-3, and effectiveness must be maintained within prescribed deadlines set forth in the registration rights agreement. This registration statement was declared effective by the SEC on March 29, 2021. If we fail to maintain the effectiveness of the registration statement on Form S-3, the investors would be entitled to liquidated damages equal to 2.0% of the aggregate subscription amount on each 30-day anniversary of such failure.

Senior Notes

The Senior Notes bear interest at an annual rate of 8.0% applied to the contractual principal balance with such accrued interest payable in cash commencing on December 31, 2020 and continuing monthly thereafter. As of December 31, 2020, the unaccreted discount related to the Senior Notes was approximately $7.9 million. As of December 31, 2020, the discount was being accreted to interest expense using the effective interest method that resulted in an overall effective interest rate of approximately 42.3%, including the 8.0% stated rate.

As a post-closing deliverable, we were required to provide certain historical financial statements of Ariix to the lenders by January 4, 2021. The required financial statements were not available by the deadline, which would have resulted in a default under the securities purchase agreement. The lenders agreed to amend the Senior Notes to extend the deadline in exchange for the issuance of 400,000 shares of Common Stock with a fair value of approximately $1.1 million as of the issuance date. The amendment fee of $1.1 million is being accounted for as an additional discount related to the Senior Notes. Accordingly, as of March 31, 2021, the overall effective interest rate was 49.7%, including the 8.0% stated rate.

For the months of February 2021 through April 2021, the holders of the Senior Notes are entitled to request that we make principal payments up to $1.0 million per month. Beginning in May 2021 and continuing for each subsequent month, the holders of the Senior Notes are entitled to request that we make principal payments of up to $2.0 million per month. All principal payments are required to be paid within five business days of the date that notice is provided by the holders of the Senior Notes. The maturity date of the Senior Notes is on December 1, 2022. However, if the holders of the Senior Notes continue to exercise their rights to demand the maximum principal payments permitted in each month, the Senior Notes would be repaid in full by July 2022. We may prepay all or a portion of the outstanding principal amount of the Senior Notes at any time, subject to a prepayment fee of 3.0% of the outstanding principal balance through December 1, 2021.

Our obligations under the Senior Notes are secured by substantially all of our assets, including all personal property and all proceeds and products thereof, goods, contract rights and other general intangibles, accounts receivable, intellectual property, equipment, and deposit accounts and a lien on certain real estate. We were required to maintain restricted cash balances of $18.0 million until February 2021. Beginning in February 2021, the requirement to maintain restricted cash balances was reduced to $8.0 million until such time and to the extent that the outstanding stated principal balance of the Senior Notes is reduced below $8.0 million. Assuming the holders of the Senior Notes continue to exercise their rights to demand the maximum principal payments permitted in each month, the stated principal balance is expected to exceed $8.0 million at least until March 2022. The Senior Notes contain certain restrictions and covenants, which restrict the Company’s ability to incur additional debt or make guarantees, sell assets, make investments or loans, make distributions or create liens or other encumbrances. The Senior Notes also require that we comply with certain financial covenants, including maintaining minimum cash, minimum adjusted EBITDA, minimum revenue, and a maximum ratio of cash in foreign bank accounts to cash in U.S. deposit accounts subject to account control agreements.

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

Business Combination Liabilities

The table below summarizes the net carrying value and the range of cash settlements for the Ariix business combination liabilities as of March 31, 2021 (in thousands):

	Net		Maximum
	Carrying		Cash
	Value		Settlement

Derivative liability to former owners of Ariix	$99,159	(1)	$163,265	(1)
Clarification Letter obligation	1,664	(2)	1,664	(2)
Assumed business combination obligations from Ariix:
Variable payments in LIMU acquisition	3,574	(3)	4,030	(3)
Variable payments in Zennoa acquisition	2,086	(4)	2,370	(4)
Zennoa consideration payable in May 2021	350		350

Total	$106,833		$171,679

(1)	Pursuant to the Amended Ariix Merger Agreement, we are required to seek approval from our shareholders to issue up to an aggregate of 39.6 million shares of Common Stock at up to three shareholder meetings held after November 16, 2020 (the “Ariix Closing Date”). If our shareholders fail to approve the settlement in shares of Common Stock, we will be required to make cash payments of $163.3 million within 90 days after the third shareholder meeting. This obligation to issue shares or pay cash is accounted for as derivative liability with a fair value of approximately $99.2 million as of March 31, 2021.
(2)	Represents the remaining obligation to transfer funds from a cash account in China pursuant to the Clarification Letter discussed above.
(3)	On May 31, 2019, Ariix completed a business combination with The LIMU Company, LLC (“LIMU”) that provided for a cash payment of $3.0 million on the closing date and $5.0 million of deferred consideration payable based on 5.0% of monthly post-closing sales related to the LIMU business. Through March 31, 2021, total payments made by Ariix and us amounted to approximately $1.0 million, resulting in a remaining balance due to the former owners of LIMU of $4.0 million. This obligation is collateralized and subject to a security agreement until the entire amount is paid in full. The net carrying value of $3.6 million represents the estimated fair value of this obligation as of March 31, 2021.
(4)	On November 27, 2019, Ariix completed a business combination with Zennoa, LLC (“Zennoa”) that provided for fixed cash payments of $2.25 million and deferred consideration of $2.5 million that is payable based on annualized sales from the Zennoa business for the latest completed month (the “Zennoa Sales Metric”). Payments related to the deferred consideration commenced in December 2020 and are computed using a variable percentage based on the Zennoa Sales Metric. No amounts are payable if the Zennoa Sales Metric is less than $6.0 million, and payments ranging from 3% to 5% of monthly sales are payable if the Zennoa Sales Metric exceeds $6.0 million. The net carrying value of the Zennoa deferred consideration of $2.1 million represents the estimated fair value of this obligation as of March 31, 2021.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	2021	2020

Net cash provided by (used in):
Operating activities	$(2,141)	$(13,521)
Investing activities	(10,287)	(1,417)
Financing activities	49,935	(2,000)

Cash Flows Used in Operating Activities

For the three months ended March 31, 2021 and 2020, we recognized net losses of $17.8 million and $11.6 million, respectively. The following adjustments are taken into account to reconcile our net loss to net cash used in operating activities for the three months ended March 31, 2021 and 2020 (in thousands):

	2021	2020

Net loss	$(17,768)	$(11,618)
Non-cash expenses, net	22,595	5,127
Non-cash gains	(47)	(39)
Net changes in operating assets and liabilities	(6,921)	(6,991)

Total	$(2,141)	$(13,521)

For the three months ended March 31, 2021 and 2020, we incurred net non-cash expenses of $22.6 million and $5.1 million, respectively. Significant non-cash expenses include a net loss from the change in fair value of derivatives, depreciation and amortization expense, non-cash lease expense, and stock-based compensation expense. For the three months ended March 31, 2021, non-cash charges included $9.6 million related to the net change in the fair value of derivative liabilities, $4.8 million of depreciation and amortization expense, $4.0 million of non-cash lease expense, $2.3 million of accretion expense related to debt obligations, and stock-based compensation of $2.0 million.

Net changes in our operating assets and liabilities can have a significant impact on operating cash flow. For the three months ended March 31, 2021, changes in operating assets and liabilities used $7.1 million of operating cash flows. This amount consisted of (i) reductions in accounts payable of $6.5 million primarily due to payments to Ariix’s suppliers and service providers, (ii) a reduction in accrued liabilities of $5.8 million, including cash payments related to operating lease liabilities of $2.7 million, payout of accrued compensation of $1.9 million that was driven by calendar 2020 performance bonus payments, and a reduction in deferred revenue of $1.6 million. The total reduction in accounts payable and accrued liabilities was $12.3 million, which was partially offset by reductions in (i) inventories of $4.6 million that were primarily due to the integration of Ariix where we adjusted purchasing activity based on product demand planning, (ii) prepaid expenses and other assets of $0.5 million, and (iii) accounts receivable of $0.2 million, to arrive at $7.1 million of net cash outflows due to changes in operating assets and liabilities.

For the three months ended March 31, 2020, changes in operating assets and liabilities used $7.0 million of operating cash flow. The primary use of operating cash flows for the three months ended March 31, 2020 was due to a reduction in other accrued liabilities of $8.9 million, a decrease in accounts payable of $0.7 million, and an increase in accounts receivable of $0.5 million. These changes resulted in a total decrease in operating cash flow of $10.1 million and were partially offset by changes in operating assets and liabilities that increased our operating cash flows, including reductions in inventories of $3.1 million, and prepaid expenses, deposits and other assets of $0.1 million. The $8.9 million decrease in accrued liabilities was primarily attributable to a payment of income tax liabilities of $13.1 million that arose from the sale of our land and building in Tokyo, Japan in March 2019.

Cash Flows from Investing Activities

For the three months ended March 31, 2021, cash used in investing activities was $10.3 million. This amount was attributable to a cash payment of $10.0 million pursuant to the Amended Ariix Merger Agreement, and (ii) purchases of equipment of $0.3 million for the Direct / Social Selling segment.

For the three months ended March 31, 2020, cash used in investing activities was $1.4 million. This amount was primarily attributable cash payments for capital expenditures of $1.6 million, partially offset by proceeds from the sale of equipment of $0.2 million. Our capital expenditures consisted of $1.5 million in our Direct / Social Selling segment and $0.1 million in our Direct Store segment.

Cash Flows from Financing Activities

Our financing activities generated net cash proceeds of $49.9 million for the three months ended March 31, 2021. The principal sources of cash from our financing activities for the three months ended March 31, 2021 consisted of (i) net proceeds of $53.8 million from our February 2021 private placement that resulted in the issuance of an aggregate of approximately 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares, and (ii) proceeds of $0.5 million from the exercise of stock options that resulted in the issuance of approximately 265,000 shares of Common Stock. These sources of cash flow from financing activities totaled $54.3 million and were partially offset by cash outflows for (i) a $2.1 million payment of business combination liabilities primarily related to our acquisition of Ariix, (ii) principal payments under the Senior Notes of $2.0 million, and (iii) an aggregate of $0.2 million of payments for offering costs and reductions in our deferred lease financing obligation.

For the three months ended March 31, 2020, our financing activities resulted in net cash outflows of $2.0 million. The principal source of cash from our financing activities for the three months ended March 31, 2020 consisted of cash proceeds of $8.3 million from the issuance of approximately 4.9 million shares of Common Stock pursuant to the ATM Agreement. For the three months ended March 31, 2020, our cash outflows consisted of principal repayments under our former credit facility with East West Bank of $10.1 million, payments of $0.2 million that reduced our deferred lease financing obligation, and payments of $0.1 million for debt issuance costs. For the three months ended March 31, 2020, our principal payments to East West Bank consisted of $0.4 million under the term loan and $9.7 million under the revolver.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2021 and 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Report, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. For additional information on recently issued accounting standards, please refer to the section titled Recent Accounting Pronouncements under Note 1 to our condensed consolidated financial statements.

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

EBITDA and Adjusted EBITDA. The calculation of our EBITDA and Adjusted EBITDA is presented below for the three months ended March 31, 2021 and 2020 (in thousands):

	2021	2020

Net loss	$(17,768)	$(11,618)
EBITDA Non-GAAP adjustments:
Interest expense	3,123	572
Income tax expense	1,150	723
Depreciation and amortization expense	4,774	1,879

EBITDA	(8,721)	(8,444)
Adjusted EBITDA Non-GAAP adjustments:
Stock-based compensation expense	1,962	1,357
Loss from change in fair value of derivatives, net	9,613	326

Adjusted EBITDA	$2,854	$(6,761)

EBITDA is defined as net income (loss) adjusted to exclude amounts recorded under GAAP for interest expense, income tax expense, and depreciation and amortization expense. For the calculation of Adjusted EBITDA, we also exclude the following items for the periods presented:

Stock-Based Compensation Expense: Our compensation strategy includes the use of stock-based compensation to attract and retain employees, directors and consultants. This strategy is principally aimed at aligning the employee interests with those of our shareholders and to achieve long-term employee retention, rather than to motivate or reward operational performance for any particular period. As a result, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any particular period.

Loss from change in fair value of derivatives: We have excluded derivative gains and losses since they can be highly volatile from period to period based on factors that are outside the control of our core business activities. Specifically, the variations that impact fair value heavily depend on the trading price of our Common Stock and global interest rates. As a result, gains and losses from changes in the fair value of derivatives vary for reasons that are generally unrelated to operational decisions and performance in any particular period.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation completed as of March 31, 2021, our CEO and acting CFO concluded that our disclosure controls and procedures were not effective since the material weakness in internal controls over financial reporting discussed below has not yet been remediated.

In the course of preparing this Quarterly Report on Form 10-Q, our management completed additional procedures designed to mitigate the underlying conditions related to the material weakness discussed below. Based on these procedures and other remediation efforts to date, we believe that our unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with U.S. GAAP. Our CEO and acting CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-Q.

Material Weakness

As of March 31, 2021, a material weakness exists related to the Company’s failure to design and implement monitoring activities over the acquisition of Ariix that resulted in the inability to issue our consolidated financial statements for inclusion in the 2020 Form 10-K by the required due date. Specifically, due to the size and timing of the acquisition of Ariix, we did not have sufficient resources to adequately monitor the consolidation of the financial information and purchase allocation of Ariix in order to prevent or detect material misstatements.

In connection with the preparation of our unaudited condensed consolidated financial statements, we determined that this material weakness in internal control over financial reporting that was identified and reported in our 2020 Form 10-K still exists. Under standards established by the Public Company Accounting Oversight Board of the United States, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Plan of Remediation of Material Weakness

The Company has taken or will take the following steps to remediate the material weakness:

●	We will alter the design of our controls over acquisitions to better evaluate the potential financial reporting impact relating to the timing of future acquisitions, including evaluating the adequacy and competency of the accounting function of the potential company being acquired. In addition, we will give careful consideration before waiving due diligence requirements, such as requiring audited financial statements, prior to closing future acquisitions.
●	The Company will hire additional personnel with the requisite technical skills in US GAAP accounting to support the growth of the Company while enhancing the overall competency level of the acquired company’s accounting staff.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in “Item 1A. Risk Factors” of our 2020 Form 10-K. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. There have been no material changes with respect to the risk factors disclosed in the 2020 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 4, 2021, we issued 400,000 shares of Common Stock with a fair value of $1,060,000 to the holders of our 8.00% Original Issue Discount Senior Secured Notes (the “Senior Notes”). These shares were issued in consideration of the lender’s agreement to amend the terms of the Senior Notes. For additional information, please refer to our Current Report on Form 8-K that we filed with the SEC on January 4, 2021.

Pursuant to the closing of our amended and restated merger agreement with Ariix on November 16, 2020, we issued 19,703,703 shares of our Common Stock on February 1, 2021. For additional information, please refer to our Current Report on Form 8-K that we filed with the SEC on November 16, 2020.

On February 16, 2021, we entered into a securities purchase agreement in connection with a private placement for the issuance of an aggregate of 14,636,482 shares of Common Stock and warrants to purchase an aggregate of 7,318,241 shares of Common Stock with an exercise price of $5.00 per share. Upon closing of the private placement, we received gross proceeds of $57,960,469. For additional information, please refer to our Current Report on Form 8-K that we filed with the SEC on February 17, 2021.

All of these securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. There were no other unregistered sales of our equity securities during the three months ended March 31, 2021.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits.

The following exhibits are incorporated by reference or filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

4.1	Form of Warrant issued pursuant to Securities Purchase Agreement dated as of February 16, 2021 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed with the SEC on February 17, 2021).
10.1	Amendment Agreement, dated as of January 4, 2021, among NewAge, Inc., JGB Capital, LP, JGB Partners, LP, JGB Plymouth Rock, LLC, JGB Capital Offshore Ltd., JGB Collateral, LLC and the guarantors party thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on January 4, 2021).
10.2	Securities Purchase Agreement between NewAge, Inc. and the Purchasers named therein dated as of February 16, 2021 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on February 17, 2021).
10.3	Registration Rights Agreement between NewAge, Inc. and the Purchasers named in the Securities Purchase Agreement dated as of February 16, 2021 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on February 17, 2021).
10.4	Modification and Transition Addendum to Employment and Indemnification Agreement dated as of March 3, 2021, between NewAge, Inc. and Gregory A. Gould (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on March 5, 2021).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Acting Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Acting Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewAge, Inc.

Date: May 10, 2021		/s/ Brent Willis
	Name:	Brent Willis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2021		/s/ Carl Aure
	Name:	Carl Aure
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

