Form 10-Q
period 2021-06-30
NewAge, Inc.
filed 2021-08-09
CIK 1579823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2021

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to

Commission File Number: 001-38014

NewAge, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-2432263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2420 17th Street, Suite 220 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 566-3030

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	NBEV	The Nasdaq Capital Market

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

The registrant had 136,788,047 shares of its Common Stock, $0.001 par value per share, outstanding as of August 6, 2021.

NewAge, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NewAge, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value per share)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$80,922	$43,711
Trade accounts receivable, net of allowance of $590 and $582, respectively	10,470	12,341
Inventories	44,219	48,051
Assets held for sale	7,088	-
Current portion of restricted cash	5,568	10,000
Prepaid expenses and other	13,086	13,032
Total current assets	161,353	127,135

Long-term assets:
Identifiable intangible assets, net of accumulated amortization	164,093	169,611
Goodwill	55,281	54,993
Right-of-use lease assets	29,741	38,764
Property and equipment, net of accumulated depreciation	23,771	28,076
Restricted cash, net of current portion	5,969	11,524
Deferred income taxes	7,476	7,782
Deposits and other	4,771	5,297
Total assets	$452,455	$443,182

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,111	$22,774
Accrued liabilities	65,009	70,007
Operating lease liability related to right-of-use assets held for sale	4,707	-
Current portion of business combination liabilities	1,140	11,750
Current maturities of long-term debt	19,440	18,016
Total current liabilities	107,407	122,547

Long-term liabilities:
Business combination liabilities, net of current portion	49,013	95,826
Long-term debt, net of current maturities	12,063	16,181
Operating lease liabilities, net of current portion:
Lease liability	26,745	34,788
Deferred lease financing obligation	15,543	15,882
Warrant derivative liability	5,695	-
Deferred income taxes	5,091	5,391
Other	8,295	8,313

Total liabilities	229,852	298,928

Commitments and contingencies (Note 10)

Redeemable Common Stock, 800 shares as of December 31, 2020	-	2,101

Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000 shares; no shares issued	-	-
Common Stock, $0.001 par value per share. Authorized 400,000 and 200,000 shares as of June 30, 2021 and December 31, 2020, respectively; issued and outstanding 136,606 and 99,146 shares as of June 30, 2021 and December 31, 2020, respectively	137	99
Additional paid-in capital	340,937	236,732
Obligation to issue 14,551 and 19,704 shares of Common Stock as of June 30, 2021 and December 31, 2020, respectively	30,263	54,186
Note receivable for stock subscription	-	(1,250)
Accumulated other comprehensive income	3,478	4,201
Accumulated deficit	(152,212)	(151,815)
Total stockholders’ equity	222,603	142,153
Total liabilities, redeemable Common Stock, and stockholders’ equity	$452,455	$443,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except loss per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net revenue	$124,040	$62,637	$249,558	$126,330
Cost of goods sold	40,241	24,559	78,358	46,728

Gross profit	83,799	38,078	171,200	79,602

Operating expenses:
Commissions	43,320	18,405	90,717	37,920
Selling, general and administrative	41,042	26,277	79,901	56,885
Depreciation and amortization expense	4,723	1,761	9,398	3,542
Loss on disposal of Divested Business	4,339	-	4,339	-
Impairment of right-of-use assets	-	400	-	400

Total operating expenses	93,424	46,843	184,355	98,747

Operating loss	(9,625)	(8,765)	(13,155)	(19,145)

Non-operating income (expense):
Interest expense	(3,040)	(600)	(6,163)	(1,172)
Gain (loss) from change in fair value of derivatives	30,829	20	21,216	(306)
Interest and other income (expense), net	(53)	342	(405)	725

Income (loss) before income taxes	18,111	(9,003)	1,493	(19,898)
Income tax expense	(740)	(551)	(1,890)	(1,274)

Net income (loss)	17,371	(9,554)	(397)	(21,172)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	722	448	(723)	(943)

Comprehensive income (loss)	$18,093	$(9,106)	$(1,120)	$(22,115)

Net income (loss) per share of Common Stock:
Basic	$0.11	$(0.10)	$(0.00)	$(0.24)
Diluted	$(0.04)	$(0.10)	$(0.08)	$(0.24)

Weighted average number of shares of Common Stock outstanding:
Basic	143,636	93,003	135,534	89,187
Diluted	170,609	93,003	166,323	89,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2021 and 2020

(In thousands)

				Obligation	Note	Accumulated
			Additional	to Issue	Receivable	Other
	Common Stock		Paid-in	Common	For Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Subscription	Income (Loss)	Deficit	Total

Six Months Ended June 30, 2021

Balances, December 31, 2020	99,146	$99	$236,732	$54,186	$(1,250)	$4,201	$(151,815)	$142,153
Issuance of Common Stock:
In Ariix business combination	19,704	20	54,166	(54,186)	-	-	-	-
In Aliven business combination	1,072	1	2,587	-	-	-	-	2,588
Private placement of Common Stock, net of issuance costs	14,636	15	39,635	-	-	-	-	39,650
Upon vesting of restricted stock awards	560	1	(1)	-	-	-	-	-
For exercise of stock options	288	-	528	-	-	-	-	528
Reclassification of Redeemable Common Stock	1,200	1	3,160	-	-	-	-	3,161
Reclassification of Fixed Shares derivative liability	-	-	-	30,263	-	-	-	30,263
Stock-based compensation expense	-	-	4,130	-	-	-	-	4,130
Allowance for Divested Business stock subscription receivable	-	-	-	-	1,250	-	-	1,250
Net change in accumulated other comprehensive income (loss)	-	-	-	-	-	(723)	-	(723)
Net loss	-	-	-	-	-	-	(397)	(397)

Balances, June 30, 2021	136,606	$137	$340,937	$30,263	$-	$3,478	$(152,212)	$222,603

Six Months Ended June 30, 2020

Balances, December 31, 2019	81,873	$82	$203,862	$-	$-	$802	$(112,471)	$92,275
Issuance of Common Stock:
In ATM public offering, net of offering costs	16,130	16	25,012	-	-	-	-	25,028
For exercise of stock options	2	-	4	-	-	-	-	4
Upon vesting of restricted stock awards	437	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	2,323	-	-	-	-	2,323
Net change in accumulated other comprehensive income (loss)	-	-	-	-	-	(943)	-	(943)
Net loss	-	-	-	-	-	-	(21,172)	(21,172)

Balances, June 30, 2020	98,442	$98	$231,201	$-	$-	$(141)	$(133,643)	$97,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2021 and 2020

(In thousands)

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(397)	$(21,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from change in fair value of derivatives, net	(21,216)	306
Depreciation and amortization	9,596	3,752
Non-cash lease expense	6,244	2,792
Accretion of debt discount	4,372	302
Stock-based compensation expense	4,149	2,449
Allowance for uncollectible note receivable and accrued interest from Divested Business	2,701	-
Impairment of right-of-use assets	-	400
Deferred income tax benefit	(149)	(173)
Loss from sale of property and equipment	60	66
Other	118	73
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(37)	(2,276)
Inventories	4,681	2,819
Prepaid expenses, deposits and other	1,640	517
Accounts payable	(5,840)	(551)
Other accrued liabilities	(11,482)	(12,900)

Net cash used in operating activities	(5,560)	(23,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payments for Ariix business combination	(10,000)	-
Proceeds from sale of equipment	-	159
Capital expenditures for property and equipment	(765)	(1,980)

Net cash used in investing activities	(10,765)	(1,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of Units, net of placement fee:
Fair value of warrants to purchase 7,318 shares of Common Stock	14,128	-
Residual fair value of 14,636 shares of Common Stock	39,673	-
Proceeds from borrowings	-	6,868
Principal payments on borrowings	(6,000)	(10,450)
Debt issuance costs paid	(21)	(85)
Proceeds from issuance of common stock	-	25,122
Payments for deferred offering costs	(24)	(94)
Proceeds from exercise of stock options	528	4
Principal payments on business combination obligations	(4,496)	(298)
Payments under deferred lease financing obligation	(329)	(319)

Net cash provided by financing activities	43,459	20,748

Effect of foreign currency translation changes	90	(857)

Net change in cash, cash equivalents and restricted cash	27,224	(5,526)
Cash, cash equivalents and restricted cash at beginning of period	65,235	64,571

Cash, cash equivalents and restricted cash at end of period	$92,459	$59,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2021 and 2020

(In thousands)

	2021	2020

SUMMARY OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:
Cash and cash equivalents	$80,922	$40,672
Current portion of restricted cash	5,568	1,500
Long-term portion of restricted cash	5,969	16,873

Total	$92,459	$59,045

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,092	$506
Cash paid for income taxes	$1,132	$14,739
Cash paid for amounts included in the measurement of operating lease liabilities	$5,235	$4,031
Right-of-use assets acquired in exchange for operating lease liabilities	$1,768	$2,452

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock in Ariix business combination	$54,186	$-
Reclassification of Fixed Shares derivative liability to equity	$30,263	$-
Reclassification of 1,200 shares of Redeemable Common Stock to equity	$3,161	$-
Clarification Letter obligation in exchange for reduction of shares issuable for derivative liability	$3,056	$-
Issuance of Common Stock in Aliven business combination	$2,588	$-
Issuance of 400 shares of Redeemable Common Stock for Senior Notes amendment fee	$1,060	$-
Increase in payables for debt issuance costs	$-	$150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 —BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Overview

NewAge, Inc. (the “Company”) was formed under the laws of the State of Washington on April 26, 2010. Effective May 24, 2021, NewAge, Inc. (the “Company”) reincorporated to the State of Delaware (the “Reincorporation”) under a plan of conversion, dated May 14, 2021 (the “Plan of Conversion”). Pursuant to the Plan of Conversion, the Company also adopted new bylaws (the “Delaware Bylaws”). As a result of the Reincorporation, each outstanding share of Common Stock of the Company as a Washington corporation automatically converted into an outstanding share of Common Stock of the Company as a Delaware corporation. In addition, each outstanding stock option and warrant, or right to acquire shares of Common Stock of the Company as a Washington corporation converted into an equivalent stock option, warrant, or right to acquire, upon the same terms and conditions and for the same number of shares of Common Stock of the Company as a Delaware corporation (including the vesting schedule and exercise or conversion price per share applicable to each such option, warrant or other convertible right).

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

Basis of Presentation

The unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on March 18, 2021 (the “2020 Form 10-K”).

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2020 have been derived from the Company’s audited financial statements. The Company’s financial condition as of June 30, 2021 and its operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2021.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Recent Accounting Pronouncements

The following accounting standard was adopted effective January 1, 2021:

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

NOTE 2 — LIQUIDITY AND GOING CONCERN

For the six months ended June 30, 2021, the Company incurred an operating loss of $13.2 million and cash used in operating activities was $5.6 million. For the year ended December 31, 2020, the Company incurred an operating loss of $34.9 million and cash used in operating activities was $34.3 million. As of June 30, 2021, the Company had an accumulated deficit of $152.2 million.

In February 2021, the Company entered into a securities purchase agreement in connection with a private placement of units that consisted of an aggregate of approximately 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares of Common Stock. At the closing, the Company received net proceeds of approximately $53.8 million. As of June 30, 2021, the Company had cash and cash equivalents of $80.9 million and the current portion of restricted cash was $5.6 million, for a total of $86.5 million. As of June 30, 2021, the Company had working capital of $53.9 million.

During the 12-month period ending on June 30, 2022, cash payments will be required to settle certain obligations, including operating lease payments of $9.1 million, deferred consideration related to business combinations of $1.1 million, and up to $25.1 million of principal and interest under the 8.00% Original Issue Discount Senior Secured Notes discussed in Note 6. Management believes the Company’s existing cash and cash equivalents of $80.9 million and the current portion of restricted cash of $5.6 million will be sufficient to fund contractual obligations and working capital requirements at least through August 2022.

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On November 16, 2020, the Company entered into a letter agreement (the “Waiver Letter”), with Ariix and the Sellers’ Agent that resulted in closing of the Ariix Merger on November 16, 2020 (the “Ariix Closing Date”) and the Sellers’ Agent was appointed as a member of the Company’s Board of Directors. On the Ariix Closing Date, Ariix merged with Ariix Merger Sub, with Ariix as the surviving entity and a wholly owned subsidiary of the Company. Subsequently, Ariix Merger Sub was merged with and into Ariix Merger Sub 2 and remains a wholly owned subsidiary of the Company. Ariix Merger Sub 2 was subsequently renamed “Ariix, LLC”. The preliminary purchase consideration to acquire Ariix amounted to $155.1 million, consisting of (i) an obligation to issue 19.7 million shares of Common Stock with a fair value of $54.2 million, (ii) an obligation to pay $10.0 million in cash, and (iii) the fair value of the aggregate derivative liability of $90.9 million as discussed below.

On January 29, 2021, the Company and the Sellers’ Agent entered into a letter of clarification (the “Clarification Letter”) to the Ariix Merger Agreement. The Clarification Letter explained the intent of the parties as of the Ariix Closing Date whereby (i) a cash account of Ariix with a Chinese bank that had a balance of $3.1 million was payable to the Sellers, and (ii) the number of shares of the Company’s Common Stock issuable to the Sellers on the first anniversary of the Ariix Closing Date was reduced by 0.5 million shares, from 25.5 million shares to 25.0 million shares. In addition, the impact of the $3.1 million reduction of cash reduced the number of shares issuable by 0.6 million shares due to the impact of the working capital adjustment discussed below. Effective January 29, 2021, the Company recognized a business combination liability for $3.1 million as a result of the Clarification Letter. During the six months ended June 30, 2021, the Company transferred $3.1 million of the cash balance to certain Sellers to settle this business combination liability. The Clarification Letter did not result in any change to goodwill. However, net assets acquired were reduced by $3.1 million, and the fair value of the derivative liability decreased by $3.1 million to $87.8 million.

Pursuant to the Ariix Merger Agreement as modified by the Waiver Letter and the Clarification Letter (the “Amended Ariix Merger Agreement”), the Company was obligated to issue 19.7 million shares of Common Stock on the Ariix Closing Date, and to pay $10.0 million to the Sellers after certain post-closing conditions were satisfied. As of December 31, 2020, the obligation to issue the 19.7 million shares of Common Stock with a fair value of $54.2 million was included within stockholders’ equity and the obligation to pay $10.0 million to the Sellers was reflected as a current liability. During the first quarter of 2021, the 19.7 million shares of Common Stock were issued, and the post-closing conditions were satisfied whereby $10.0 million was paid to the Sellers.

On or before May 16, 2021, under the Amended Ariix Merger Agreement, the Company was required to either pay up to an additional $10.0 million in cash to the Sellers or issue a variable number of shares of its Common Stock with a value up to $10.0 million (the “Interim Ariix Merger Consideration”). The Interim Ariix Merger Consideration was reduced to the extent that working capital of Ariix was less than $11.0 million as of the Ariix Closing Date. Based on the balance sheet provided by Ariix as of the Ariix Closing Date, working capital of Ariix amounted to a negative $18.0 million, resulting in a $29.0 million shortfall of the targeted working capital per the Amended Ariix Merger Agreement. In addition, Ariix failed to repay $5.0 million of long-term accrued business combination liabilities by the Ariix Closing Date as agreed to by the parties. Accordingly, the requirement to pay the Interim Ariix Merger Consideration of $10.0 million was eliminated.

In addition to the 19.7 million shares of Common Stock issued in the first quarter of 2021, the Company was required to seek approval from its shareholders to issue up to an additional 39.6 million shares of Common Stock to settle the remainder of the merger consideration. Based on the post-closing adjustments discussed above, the number of shares of Common Stock remaining to be issued to the Sellers was reduced from 39.6 million shares to approximately 34.6 million shares, consisting of (i) approximately 14.5 million shares that are fixed whereby the only contingency is the passage of time (the “Fixed Shares”), and (ii) 20.1 million shares that are subject to variation based on the outcome of potential indemnification claims (the “Variable Shares”). As of December 31, 2020, the obligation to issue shares of the Company’s Common Stock or pay $163.3 million of cash was accounted for as a derivative liability with an estimated fair value of $90.9 million, consisting of approximately $37.0 million allocable to the Fixed Shares and $53.9 million allocable to the Variable Shares.

On May 14, 2021, the Company’s shareholders approved the issuance of shares of Common Stock to settle the Fixed Shares and the Variable Shares. The Fixed Shares are issuable for 11.7 million shares as soon as the Sellers provide detailed issuance instructions, and the remaining 2.9 million shares are issuable by January 16, 2022. Since the conditions that required accounting for the Fixed Shares as a derivative liability were eliminated upon receipt of shareholder approval, the fair value of the Fixed Shares of $30.3 million was reclassified from a liability to a component of stockholders’ equity on May 14, 2021.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Variable Shares are issuable on November 16, 2021. However, the number of shares is subject to subsequent adjustments based on the outcome of potential indemnification claims by either party. Under the Amended Ariix Merger Agreement, indemnification claims awarded to either party through November 16, 2021 will be settled by increasing or decreasing the number of Variable Shares based on a fixed conversion price of $5.53 per share. Accordingly, the Company is required to continue to account for the Variable Shares as a derivative liability until the number of shares is fixed. Please refer to Note 11 for further discussion of the treatment of the Fixed Shares and the Variable Shares for the calculation of basic and diluted earnings per share.

Aliven Business Combination

On June 1, 2021 (the “Aliven Closing Date”), the Company entered into an Asset Purchase Agreement (“APA”) with Aliven, Inc. (“Aliven”) that was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, and using the fair value concepts set forth in ASC 820, Fair Value Measurement. Aliven is a Japan-based direct selling company. The Company entered into the APA to accelerate growth with its direct-to-consumer business model in Japan and to expand its portfolio of healthy products. Pursuant to the APA, the Company acquired the assets and assumed the liabilities of Aliven on the Aliven Closing Date. The total purchase consideration issued by the Company consisted of approximately 1,072,000 shares of the Company’s Common Stock with a fair value of approximately $2,588,000. The preliminary purchase price allocation is presented below (dollars in thousands):

Identifiable assets acquired:
Accounts receivable, net	$525
Inventories	1,356	(1)
Prepaid expenses and other assets	295
Property and equipment	86
Distributor sales force	1,590	(2)
Trade name	400	(2)
Total identifiable assets acquired	4,252
Liabilities assumed:
Accounts payable and accrued liabilities	(1,953)
Net identifiable assets acquired	2,299
Goodwill	289	(3)

Total purchase price allocation	$2,588

(1)	Based in part on the preliminary report of an independent valuation specialist, the fair value of work-in-process and finished goods inventories on the Aliven Closing Date exceeded the historical carrying value by approximately $0.1 million. This amount represents an element of built-in profit that is being charged to cost of goods sold as the related inventories are subsequently sold. The fair value of inventories was determined using both the “cost approach” and the “market approach”.

(2)	Based in part on the preliminary report of an independent valuation specialist, the fair value of identifiable intangible assets was determined primarily using variations of the “income approach,” which is based on the present value of the future after-tax cash flows attributable to each identifiable intangible asset. These intangible assets are being amortized over estimated useful lives of seven years for the distributor sales force and three years for the trade name, with an aggregate weighted average life of 6.2 years.

(3)	Goodwill was recognized for the difference between the total purchase consideration transferred to consummate the business combination and the fair value of the net identifiable assets acquired. Goodwill primarily relates to expected synergies to be realized due to combining Aliven with the Company, and the value of the assembled workforce on the Aliven Closing Date. Goodwill is expected to be deductible for income tax purposes.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Unaudited Pro Forma Disclosures

The following table summarizes the results of operations for the Company after giving effect to the pre-acquisition results of Ariix and Aliven on an unaudited pro forma basis (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net revenue	$125,922	$130,934	$255,073	$249,332
Net income (loss)	17,005	$(6,835)	(982)	$(19,321)
Net income (loss) per share:
Basic	$0.12	$(0.06)	$0.01	$(0.18)
Diluted	$(0.04)	$(0.06)	$(0.08)	$(0.18)
Weighted average number of shares of common stock outstanding:
Basic	154,951	113,779	136,427	109,963
Diluted	171,323	113,779	167,216	109,963

The pro forma financial results shown above reflect the historical operating results of the Company, including the unaudited pro forma results of Ariix and Aliven as if these business combinations and the related equity issuances had occurred at the beginning of the first full calendar year preceding the acquisition dates. The calculations of pro forma net revenue and pro forma net income (loss) give effect to the pre-acquisition operating results of Ariix and Aliven based on (i) the historical net revenue and net income of Ariix and Aliven, and (ii) incremental depreciation and amortization based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives. The pro forma information presented above does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

Business Combination Liabilities

As of June 30, 2021 and December 31, 2020, business combination liabilities were as follows (in thousands):

	2021		2020

Liabilities to former owners of Ariix:
Fixed Shares derivative liability	$-	(2)	$37,028	(1)
Variable Shares derivative liability	44,773	(3)	53,846	(1)
Total derivative liabilities	44,773		90,874	(1)
Short-term debt payable in cash	-		10,000
Business combination liabilities assumed from Ariix:
Fair value of deferred consideration payable:
LIMU	3,495	(4)	3,656
Zennoa	1,885	(5)	2,196
Short-term debt for Zennoa	-		850
Total	50,153		107,576
Less current portion	1,140		11,750
Long-term portion	$49,013		$95,826

(1)	As of December 31, 2020, the Company had an obligation under the Amended Ariix Merger Agreement to issue the Fixed Shares and the Variable Shares, or pay $163.3 million of cash. These obligations were accounted for as derivative liabilities with an aggregate estimated fair value of $90.9 million as of December 31, 2020. Key valuation assumptions as of December 31, 2020 are set forth in Note 12 under the caption Recurring Fair Value Measurements.

(2)	The conditions that required accounting for the Fixed Shares as a derivative liability were eliminated upon receipt of shareholder approval on May 14, 2021. Therefore, the fair value of the Fixed Shares derivative liability as of May 14, 2021 was reclassified to equity.

(3)	The Variable Shares derivative liability provides for ongoing adjustments in the number of shares based on the outcome of any potential indemnification claims by either party to the Amended Ariix Merger Agreement. Accordingly, the Variable Shares derivative liability is being adjusted to fair value at the end of each reporting period until the underlying shares are issued in November 2021. Key valuation assumptions as of June 30, 2021 are set forth in Note 12 under the caption Recurring Fair Value Measurements.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(4)	On May 31, 2019, Ariix completed a business combination with The LIMU Company, LLC (“LIMU”) that provided for a cash payment of $3.0 million on the closing date and $5.0 million of deferred consideration payable based on 5.0% of monthly post-closing sales related to the LIMU business. Through June 30, 2021, payments of deferred consideration made by both Ariix and the Company amounted to a total of approximately $1.1 million, resulting in a remaining balance due to the former owners of LIMU of $3.9 million. This obligation is subject to a security agreement until the entire amount is paid in full. The net carrying value of $3.5 million represents the fair value of this obligation based on a discount rate of 4.5%. This discount is being accreted using the effective interest method.

(5)	On November 27, 2019, Ariix completed a business combination with Zennoa, LLC (“Zennoa”) that provided for fixed cash payments of $2.25 million and deferred consideration of $2.5 million that is payable based on annualized sales from the Zennoa business for the latest completed month (the “Zennoa Sales Metric”). Payments related to the deferred consideration commenced in December 2020 and are computed using a variable percentage based on the Zennoa Sales Metric. No amounts are payable if the Zennoa Sales Metric is less than $6.0 million, and payments ranging from 3% to 5% of monthly sales are payable if the Zennoa Sales Metric exceeds $6.0 million. After the stated purchase price of $4.75 million is paid in full, the Company is obligated to begin making Growth Incentive Payments (“GI Payments”) through November 2026. The amount of GI Payments due for each month is based on varying percentages starting at 2.0% if the Zennoa Sales Metric is at least $25.0 million, up to a maximum of 3.0% if the Zennoa Sales Metric is $45.0 million or higher. The Company determined that the probability of the Zennoa Sales Metric exceeding $25.0 million is remote. The net carrying value of the Zennoa deferred consideration of $1.9 million represents the fair value of the Company’s obligations to pay the stated purchase price and the GI Payments based on a discount rate of 3.9%. This discount is being accreted using the effective interest method.

Changes in Business Combination Obligations

For the six months ended June 30, 2021, activity related to the Variable Shares and the Fixed Shares derivative liabilities, and other business combination obligations were as follows (in thousands):

	Derivative Liabilities
	Variable		Fixed		Total	Other	Total

Balances, December 31, 2020	$53,846	(1)	$37,028	(1)	$90,874	$16,702	$107,576
Reclassify Clarification Letter obligation	(3,056	)(2)	-		(3,056)	3,056 (2)	-
Cash payments for:
Short-term debt paid to Sellers of Ariix	-		-		-	(10,000)	(10,000)
Clarification Letter obligation	-		-		-	(3,056)	(3,056)
LIMU and Zennoa deferred consideration	-		-		-	(590)	(590)
Zennoa short-term debt	-		-		-	(850)	(850)
Net gain on change in fair value of derivatives	(6,017	)(3)	(6,765	)(4)	(12,782)	-	(12,782)
Accretion of discount on deferred consideration	-		-		-	118	118
Fixed Shares derivative liability reclassified to equity	-		(30,263	)(5)	(30,263)	-	(30,263)

Balances, June 30, 2021	$44,773		$-		$44,773	$5,380	$50,153

(1)	Represents the allocable fair value associated with the Variable Shares and the Fixed Shares derivative liabilities as of December 31, 2020.

(2)	Represents the impact of the Clarification Letter entered into on January 29, 2021, whereby the number of shares subject to shareholder approval was reduced and a payable was recognized.

(3)	Represents the gain recognized from changes in fair value of the Variable Shares derivative liability for the six months ended June 30, 2021.

(4)	Represents the gain recognized from changes in fair value of the Fixed Shares derivative liability for the period from January 1, 2021 through May 14, 2021 when this derivative liability was reclassified to equity.

(5)	The fair value of the Fixed Shares derivative liability as of May 14, 2021 was reclassified as a component of equity since shareholder approval to issue the shares eliminated the conditions that previously required liability treatment.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Disposition of BWR and U.S. Retail Brands

In September 2020, the Company sold Brands Within Reach, LLC (“BWR”) and substantially all of the Company’s legacy U.S. retail brands (collectively, the “Divested Business”). Zachert Private Equity GmbH (the “Buyer”) issued to the Company an unsecured promissory note payable by BWR with a principal balance of $2.5 million that was issued in exchange for the Company’s $1.25 million cash payment and the issuance of shares of Common Stock with a fair value of $1.25 million. This promissory note bears interest at 10% per annum, matures in September 2023, and is fully guaranteed by the Buyer until the earlier of such time that (i) the promissory note is repaid in full, (ii) the Buyer makes equity contributions to BWR of at least $2.5 million, or (iii) BWR recognizes net income of at least $2.5 million for any 12-month period following the BWR closing date (the “Guaranty Note”). A portion of the consideration for the Guaranty Note was the issuance of approximately 692,000 shares of the Company’s Common Stock issued to the Buyer with an estimated fair value of $1.25 million. Accordingly, $1.25 million of the Guaranty Note was reflected as a reduction of stockholders’ equity and $1.25 million was included under the caption “Deposits and other” in the accompanying consolidated balance sheets as of December 31, 2020.

Based on recent communications with the Buyer, the Company determined that collection of the $2.5 million note receivable and accrued interest of $0.2 million is unlikely whereby a reserve for the entire balance was recognized as of June 30, 2021. Additionally, the Company recorded a liability for approximately $1.6 million of former supplier obligations. Accordingly, aggregate losses related to the Divested Business of $4.3 million were recognized for the three and six months ended June 30, 2021.

For the three months ended June 30, 2020, the operating results related to the Divested Business were included in the Direct Store segment and accounted for net revenue of $5.9 million and an operating loss of $2.5 million. For the six months ended June 30, 2020, the operating results related to the Divested Business were included in the Direct Store segment and accounted for net revenue of $10.7 million and an operating loss of $5.2 million.

NOTE 4 — OTHER FINANCIAL INFORMATION

Inventories

As of June 30, 2021 and December 31, 2020, inventories consisted of the following (in thousands):

	2021	2020

Raw materials	$12,065	$12,628
Work-in-process	626	1,225
Finished goods, net	31,528	34,198
Total inventories	$44,219	$48,051

Other Accrued Liabilities

As of June 30, 2021 and December 31, 2020, other accrued liabilities consisted of the following (in thousands):

	2021	2020

Accrued commissions	$22,236	$23,594
Accrued compensation and benefits	9,468	9,443
Accrued marketing events	6,972	8,212
Deferred revenue	1,898	6,278
Provision for sales returns	1,368	1,322
Income taxes payable	3,619	3,461
Current portion of operating lease liabilities	5,716	6,948
Current portion of deferred lease financing obligation	671	659
Other accrued liabilities	13,061	10,090

Total accrued liabilities	$65,009	$70,007

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Depreciation and Amortization

For the three and six months ended June 30, 2021 and 2020, depreciation expense related to property and equipment and amortization expense related to identifiable intangible assets, including amounts charged to cost of goods sold, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Depreciation	$1,061	$977	$2,100	$1,959
Amortization	3,761	896	7,496	1,793

Total	$4,822	$1,873	$9,596	$3,752

Accumulated depreciation of property and equipment amounted to $10.2 million as of June 30, 2021, and $8.8 million as of December 31, 2020. Accumulated amortization of identifiable intangible assets amounted to $16.0 million as of June 30, 2021, and $8.5 million as of December 31, 2020.

Gain (loss) on change in fair value of derivatives

For the three and six months ended June 30, 2021 and 2020, gain (loss) from changes in fair value of derivatives is comprised of the following (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Description of Derivative	2021		2020	2021		2020

Ariix business combination consideration:
Fixed Shares derivative	$11,380	(1)	$-	$6,765	(1)	$-
Variable Shares derivative	12,743	(1)	-	6,018	(1)	-
Warrants issued in private placement	6,706	(2)	-	8,433	(2)	-
Interest rate swap	-		20	-		(306)

Gain (loss) on change in fair value of derivatives	$30,829		$20	$21,216		$(306)

(1)	For further discussion of the Ariix Fixed Shares and Variable Shares derivative liabilities, please refer to Note 3.

(2)	For further discussion of the derivative liability for warrants, please refer to Note 7 under the caption Private Placement of Units.

Severance and Restructuring Activities

On March 3, 2021, the Company and Gregory A. Gould, the former Chief Financial Officer of the Company, entered into a Modification and Transition Addendum to Employment Agreement and Indemnification Agreement (the “Gould Agreement”). The Gould Agreement amended an employment agreement with Mr. Gould, whereby he continued to serve as Chief Financial Officer of the Company until July 2, 2021 (the “Term”). As part of the transition, Mr. Gould was entitled to (i) a payment made in March 2021 for his 2020 performance bonus of $250,000, (ii) a target performance bonus of $650,000 for services through July 2, 2021, (iii) severance compensation of one year of base salary of $500,000 plus target bonus of $250,000 pursuant to his employment agreement, (iv) payment of health insurance premiums for one year, and (v) title to Company-owned automobiles and a laptop computer that have been transferred to Mr. Gould.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, the Company agreed to issue stock options for 125,000 shares of Common Stock to Mr. Gould that vested on July 2, 2021 and have an expiration date of three years after the issuance date. The Gould Agreement also provides that any unvested shares of restricted stock and stock options previously granted to Mr. Gould continued to vest on their existing schedules until July 2, 2021, when they became fully vested. Such stock options may be exercised at any time until their original stated expiration date. Under the Gould Agreement, each party agreed to release any and all claims such party may have against the other party. The confidentiality, non-disparagement and non-solicitation provisions of the employment agreement remain in effect. The Gould Agreement also modifies the Indemnification Agreement, dated December 28, 2019, between the Company and Mr. Gould. For the three and six months ended June 30, 2021, the severance costs under the Gould Agreement are included in selling, general and administrative expense for $0.3 million and $1.6 million, respectively. As of June 30, 2021, the unpaid portion of accrued severance costs for Mr. Gould amounted to $1.4 million, which is included in accrued liabilities as of June 30, 2021.

In April 2020, the Company initiated a restructuring plan designed to achieve selling, general and administrative cost reductions. This restructuring plan was primarily focused on reductions in marketing and other personnel. For the three months ended June 30, 2020, the Company implemented headcount reductions of approximately 100 employees that had estimated annualized compensation and benefit costs of $5.8 million. In connection with the termination of employees, the Company incurred severance costs of $0.9 million which are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2021 and 2020, activity affecting the accrued liability for severance benefits for all employees is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Accrued severance, beginning of period	$1,333	$-	$191	$-
Severance expense incurred	325	885	1,697	885
Cash payments	(209)	(885)	(439)	(885)

Accrued severance, end of period	$1,449	$-	$1,449	$-

Assets Held for Sale

On June 30, 2021, the Company entered into a memorandum of understanding (the “MOU”) with TCI Co., Ltd. (“TCI”). Under the MOU, the Company and TCI intend to enter into definitive agreements to (i) sell certain manufacturing equipment to TCI for $3.5 million and a 3.0% share of TCI’s future revenue from third party customers for five years, (ii) transfer the Company’s lease for its facility in American Fork, Utah to TCI, and (iii) engage TCI to manufacture products currently manufactured at the leased property. All of the assets under the MOU are held in the Company’s Direct / Social Selling segment. The net carrying value of the manufacturing equipment subject to the MOU is $2.5 million. As of June 30, 2021, the Company has a right-of-use asset of $4.6 million and a corresponding operating lease liability of $4.7 million related to the leased facility in American Fork, Utah. This transaction, including any gain, will be recognized in the period in which a definitive agreement is executed.

Long-lived assets are classified as held for sale when the Company commits to a plan to sell the assets. Accordingly, the Company determined that the MOU qualifies as a commitment whereby accounting for the assets as held for sale is appropriate. Such assets are classified within current assets if there is reasonable certainty that the sale will take place within one year. Upon classification as held for sale, long-lived assets are no longer depreciated, and a measurement for impairment is performed to determine if there is any excess of carrying value over fair value less costs to sell. As of June 30, 2021, the Company determined that no impairment exists for the manufacturing equipment and the right-of-use asset whereby the aggregate net carrying value of $7.1 million is included as a current asset in the accompanying unaudited condensed consolidated balance sheet. The Company has also classified the entire operating lease liability of $4.7 million related to the leased facility as a current liability in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2021.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 — LEASES

Operating Leases

The Company leases various office and warehouse facilities, vehicles and equipment under non-cancellable operating lease agreements that expire between July 2021 and March 2039. The Company has made accounting policy elections (i) to not apply the recognition requirements for short-term leases and (ii) for facility leases, when there are lease and non-lease components, such as common area maintenance charges, to account for the lease and non-lease components as a single lease component. For the three and six months ended June 30, 2021 and 2020, the Company did not incur any material amounts for variable and short-term lease expense. For the three months ended June 30, 2021 and 2020, the Company incurred operating lease expense of $2.8 million and $2.6 million, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred operating lease expense of $5.8 million and $5.1 million, respectively.

As of June 30, 2021 and December 31, 2020, the weighted average remaining lease term under operating leases was 11.0 years and 11.5 years, respectively. As of June 30, 2021 and December 31, 2020, the weighted average discount rate for operating lease liabilities was 5.6% and 5.5%, respectively.

Impairment of Right-Of-Use Asset

In June 2019, the Company began attempting to sublease a portion of its right-of-use assets previously used for warehouse space that are no longer needed for current operations. As a result, impairment evaluations were completed during 2019 that resulted in the recognition of an impairment charge of $2.3 million. These evaluations were based on the expected time to obtain a suitable subtenant and current market rates for similar commercial properties. Due to longer than expected timing to obtain a subtenant, an updated impairment evaluation was completed in June 2020 that resulted in recognition of an additional impairment charge of $0.4 million for the three and six months ended June 30, 2020. The Company is continuing its efforts to obtain subtenants for this space.

Future Lease Payments

As of June 30, 2021, future payments under operating lease agreements, including a lease for the Company’s facility in American Fork, Utah that is discussed in Note 4 under the caption Assets Held for Sale, are as follows (in thousands):

Years Ending December 31,

Remainder of 2021	$4,736
2022	7,147
2023	5,940
2024	5,472
2025	5,346
Thereafter	23,139

Total operating lease payments	51,780
Less imputed interest	(14,612	)(1)

Present value of operating lease payments	$37,168

(1)	Calculated based on the term of the respective leases using discount rates ranging from 2.0% to 10.0%.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 — DEBT

Summary of Debt

As of June 30, 2021 and December 31, 2020, the Company’s debt consisted of the following (dollars in thousands):

	2021		2020

Senior Notes, net of discount of $4,609 as of June 30, 2021 and $7,900 as of December 31, 2020	$21,823		$24,532
PPP Loan payable, interest at 1.0%, unsecured, due April 2022	6,868	(1)	6,868
Assumed PPP Loan payable, interest at 1.0%, unsecured, due May 2022	2,797	(1)	2,781
Installment notes payable	15		16
Total	31,503		34,197
Less current maturities	19,440	(2)	18,016

Long-term debt, less current maturities	$12,063		$16,181

(1)	As discussed in Note 14, the PPP Loans were forgiven in July 2021. Accordingly, these loans are included as a debt obligation until the date of forgiveness when the obligation will be eliminated.

(2)	Current maturities of long-term debt include the aggregate principal payments of $24.0 million due under the Senior Notes, net of accretion of debt discount of approximately $4.6 million, expected for the 12 months ending June 30, 2022. Due to forgiveness of the PPP Loans in July 2021, they are excluded from current debt maturities.

Private Placement of Senior Notes

On November 30, 2020, the Company entered into a securities purchase agreement (the “November 2020 SPA”) for a private placement of (i) 8.00% Original Issue Discount Senior Secured Notes with an initial principal balance of $32.4 million (the “Senior Notes”), (ii) 800,000 shares of Common Stock (the “Commitment Shares”), (iii) Class A Warrants to purchase 750,000 shares of Common Stock exercisable at $3.75 per share (the “Class A Warrants”), and (iv) Class B Warrants to purchase 750,000 shares of Common Stock exercisable at $5.75 per share (the “Class B Warrants,” and together with the Class A Warrants, the “Warrants”). The Warrants are indexed to the Company’s shares of Common Stock and otherwise meet the criteria for classification within stockholders’ equity. The closing for the private placement occurred on December 1, 2020. Please refer to Note 7 under the captions Private Placement of Units and Redeemable Common Stock for further discussion of the Warrants and the Commitment Shares.

The Senior Notes bear interest at an annual rate of 8.0% applied to the stated principal balance with accrued interest payable monthly in cash. As of the closing date, the aggregate discount related to the Senior Notes was approximately $8.5 million that resulted in a net carrying value of $23.9 million. The discount is being accreted to interest expense using the effective interest method that resulted in an overall effective interest rate of approximately 42.3% as of December 31, 2020.

For the months of February 2021 through April 2021, the holders of the Senior Notes were entitled to request that the Company make principal payments up to $1.0 million per month and these payments were made on a timely basis. Beginning in May 2021 and continuing for each subsequent month, the holders of the Senior Notes are entitled to request that the Company make principal payments up to $2.0 million per month. The holders of the Senior Notes requested principal payments of $1.0 million in May 2021 and $2.0 million in June 2021, and these payments were made on a timely basis. The maturity date of the Senior Notes is on December 1, 2022. However, if the holders of the Senior Notes exercise their rights to demand the maximum principal payments permitted in each future month, the Senior Notes will be repaid in full by August 2022. The Company may prepay all or a portion of the outstanding principal amount of the Senior Notes at any time, subject to a prepayment fee of 3.0% of the outstanding stated principal balance through December 1, 2021.

As a post-closing deliverable, the Company was required to provide certain historical financial statements of Ariix to the lenders by January 4, 2021. The required financial statements were not available by the deadline, which would have resulted in a default under the November 2020 SPA. The lenders agreed to amend the Senior Notes to extend the deadline in exchange for the issuance of 400,000 shares of Common Stock with a fair value of approximately $1.1 million as of the issuance date. These shares were subject to the same redemption rights as the Commitment Shares discussed in Note 7. The amendment fee was accounted for as a modification that resulted in an additional discount of $1.1 million related to the Senior Notes. This amendment fee and other lender-initiated changes that affect the timing and amount of principal payments are accounted for prospectively as a revision of the effective interest rate. Accordingly, as of June 30, 2021, the overall effective interest rate was approximately 46.8%, including the 8.0% stated rate.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company was required to maintain restricted cash balances of $18.0 million as of December 31, 2020. Beginning in February 2021, the requirement to maintain restricted cash balances was reduced to $8.0 million until such time that the outstanding principal balance of the Senior Notes is reduced below $8.0 million without regard to the unaccreted discount, which is expected to occur during the second quarter of 2022. As of June 30, 2021, approximately $5.6 million of this restricted cash balance is classified as a current asset since those funds may be utilized to make principal payments that are classified within current maturities of long-term debt.

The obligations of the Company under the Senior Notes are secured by substantially all of the assets of the Company and its subsidiaries, including all personal property and all proceeds and products thereof, goods, contract rights and other general intangibles, accounts receivable, intellectual property, equipment, and deposit accounts and a lien on certain real estate. The Senior Notes contain certain restrictions and covenants, which restrict the Company’s ability to incur additional debt or make guarantees, sell assets, make investments or loans, make distributions or create liens or other encumbrances. The Senior Notes also require that the Company comply with certain financial covenants, including maintaining minimum cash, minimum adjusted EBITDA, minimum revenue, and a maximum ratio of cash in foreign bank accounts to cash in U.S. deposit accounts subject to account control agreements. As of June 30, 2021, the Company was in compliance with all covenants related to the Senior Notes. The Senior Notes contain customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults, material adverse effect defaults, change of management defaults, and a change in control. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become immediately due and payable and the contractual interest rate on the obligations increases from 8.0% to 12.0%.

PPP Loans

Pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company obtained a PPP loan (the “NewAge PPP Loan”) in April 2020 for approximately $6.9 million. In May 2020, Ariix obtained a PPP loan (the “Ariix PPP Loan”) for approximately $2.8 million, and the Company assumed this obligation in connection with the business combination discussed in Note 3. The PPP Loans are unsecured and guaranteed by the SBA, bear interest at a fixed rate of 1.0% per annum and provide for maturity dates on the second anniversary of the respective loan agreements. The Company and Ariix applied to their lenders to request forgiveness of their PPP Loans, with the amounts that may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred during the permitted period as calculated in accordance with the terms of the CARES Act. The eligibility for the PPP Loans, expenditures that qualify toward forgiveness, and the final balance of the PPP Loans that may be forgiven are subject to audit and final approval by the SBA. As discussed in Note 14, the Company was informed in July 2021 that forgiveness of its PPP Loans was approved by the SBA for an aggregate of approximately $9.7 million including accrued interest through June 30, 2021. The terms of the PPP Loans provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The PPP Loans may be accelerated upon the occurrence of an event of default, including if the SBA subsequently reaches an audit determination that the eligibility criteria were not met.

The PPP Loans are being accounted for under Accounting Standards Codification (“ASC”) 470, Debt whereby interest expense was accrued at the contractual rate of 1.0% per annum. The Company will recognize forgiveness of the PPP Loans during the third quarter of 2021 when the Company was released of its obligation to repay the PPP Loans.

NOTE 7 — STOCKHOLDERS’ EQUITY

Authorized Shares of Capital Stock

On May 14, 2021, the Company’s shareholders approved an increase in authorized shares of Common Stock and the Reincorporation discussed in Note 1. Accordingly, as a Delaware corporation, the Company has authority to issue up to 400.0 million shares of Common Stock and up to 1.0 million shares of Preferred Stock.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the three months ended June 30, 2021 and 2020 were as follows (in thousands):

				Obligation	Note	Accumulated
			Additional	to Issue	Receivable	Other
	Common Stock		Paid-in	Common	For Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Subscription	Income (Loss)	Deficit	Total

Three Months Ended June 30, 2021

Balances, March 31, 2021	135,399	$135	$336,128	$-	$(1,250)	$2,756	$(169,583)	$168,186
Issuance of Common Stock:
In Aliven business combination	1,072	1	2,587	-	-	-	-	2,588
Upon vesting of restricted stock awards	112	1	(1)	-	-	-	-	-
For exercise of stock options	23	-	43	-	-	-	-	43
Reclassification of Fixed Shares derivative liability	-	-	-	30,263	-	-	-	30,263
Stock-based compensation expense	-	-	2,180	-	-	-	-	2,180
Allowance for Divested Business stock subscription receivable	-	-	-	-	1,250	-	-	1,250
Net change in accumulated other comprehensive income (loss)	-	-	-	-	-	722	-	722
Net income	-	-	-	-	-	-	17,371	17,371

Balances, June 30, 2021	136,606	$137	$340,937	$30,263	$-	$3,478	$(152,212)	$222,603

Three Months Ended June 30, 2020

Balances, March 31, 2020	87,245	$87	$213,385	$-	$-	$(589)	$(124,089)	$88,794
Issuance of Common Stock:
In ATM public offering, net	11,191	11	16,731	-	-	-	-	16,742
Upon vesting of restricted stock awards	6	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,085	-	-	-	-	1,085
Net change in accumulated other comprehensive income (loss)	-	-	-	-	-	448	-	448
Net loss	-	-	-	-	-	-	(9,554)	(9,554)

Balances, June 30, 2020	98,442	$98	$231,201	$-	$-	$(141)	$(133,643)	$97,515

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

The warrants have an initial exercise price of $5.00 per share, subject to adjustment in certain circumstances. The warrants are exercisable until February 19, 2024, and exercise of the warrants is subject to a beneficial ownership limitation of 4.99% (or 9.99% at the option of the purchasers). In the event of certain fundamental transactions described in the warrant agreements, the holders of the warrants could be entitled to a net cash settlement whereby the warrants are not considered to be indexed to the Company’s shares of Common Stock. Accordingly, the warrants are required to be recorded at fair value and classified as liabilities in the Company’s balance sheet beginning on the issuance date. Future changes in the fair value of the warrant liabilities result in noncash gains and losses in the Company’s statements of operations. Since the warrants are required to be carried at fair value on a recurring basis, the net proceeds from the private placement of approximately $53.8 million were allocated as follows (in thousands):

			Common
Description	Warrants		Stock		Total

Fair value on issuance date	$14,128	(1)	$46,105	(2)	$60,233
Adjustment to reduce Common Stock to residual fair value	-		(6,455	)(3)	(6,455)

Total	$14,128	(1)	$39,650	(3)	$53,778	(4)

(1)	Fair value was determined on the issuance date using the Black-Scholes-Merton (“BSM”) option-pricing model. Key valuation inputs as of the issuance date included the closing price of $3.15 per share for the Company’s Common Stock, the exercise price of the warrants of $5.00 per share, historical volatility of 117%, and the contractual term of 3.0 years. Based on these valuation inputs, the weighted-average grant date fair value was $1.93 per share as of February 19, 2021.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(2)	Represents fair value of 14.6 million shares of Common Stock based on the closing price of $3.15 per share for the Company’s Common Stock as of February 19, 2021.

(3)	Adjustment required to record shares of Common Stock at residual fair value since the total fair value of the warrants and shares of Common Stock exceeded the net proceeds received in the private placement.

(4)	Represents the net proceeds received in the private placement.

As of June 30, 2021, the fair value of the warrants had decreased from $14.1 million to $5.7 million which resulted in the recognition of a noncash gain from changes in fair value of the warrant derivative liability of $8.4 million for the six months ended June 30, 2021. Please refer to Note 12 under the caption Recurring Fair Value Measurements for key valuation inputs as of June 30, 2021.

Pursuant to a registration rights agreement entered into concurrently, the Company filed an initial registration statement on Form S-3 covering the resale of the shares of Common Stock and the Warrant Shares with the SEC on March 18, 2021, and the registration statement was declared effective by the SEC on March 29, 2021. The Company also agreed to maintain effectiveness of the registration statement within prescribed deadlines set forth in the registration rights agreement. If the Company does not comply with these requirements, the investors are entitled to liquidated damages equal to 2.0% of the aggregate subscription amount on each 30-day anniversary of such failure. The Company believes it is probable that compliance with the terms of the registration rights agreement will be maintained.

The February 2021 SPA provides that through August 15, 2021 the Company is generally not permitted to enter into any agreement that could result in the issuance of shares of Common Stock in a variable rate transaction. In addition, as a condition of the February 2021 SPA, each of the Company’s officers and directors entered into a Lock-up Agreement whereby they were prohibited from selling any of their shares of Common Stock through June 27, 2021.

Redeemable Common Stock

In connection with the November 2020 SPA and the January 2021 amendment discussed in Note 6, the Company issued Commitment Shares for an aggregate of 1.2 million shares of Common Stock. The holders of the Commitment Shares had the right to demand redemption if a registration statement for the shares was not declared effective by March 31, 2021. The redemption price was the greater of $3.36 per share and the volume weighted average price of the Company’s shares on the date prior to the date that the holders elect to demand redemption. Based on this redemption contingency, the Commitment Shares were classified as temporary equity as of December 31, 2020. Since the registration statement related to the Commitment Shares was declared effective by the SEC on February 8, 2021, the carrying value of the Commitment Shares was reclassified to permanent equity in February 2021. Presented below is a summary of activity for the Commitment Shares for the six months ended June 30, 2021 (in thousands):

	Number of	Carrying
Description	Shares	Value

Balance, December 31, 2020	800	$2,101
Amendment Fee	400	1,060

Total reclassified to permanent equity	1,200	$3,161

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

At the Market Offering Agreements

On April 30, 2019, the Company entered into an At the Market Offering Agreement (“ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”), pursuant to which the Company could offer and sell from time to time up to an aggregate of $100 million in shares of the Company’s Common Stock (the “2019 Placement Shares”) through the Agent. The amended ATM Agreement was scheduled to terminate when all of the 2019 Placement Shares had been sold, or earlier if elected by either party. Presented below is a summary of Common Stock issued pursuant to the ATM Agreement for the three and six months ended June 30, 2020 (in thousands, except per share amounts):

	Number	Gross Proceeds		Offering Costs		Net
Three Months Ended	Of Shares	Per Share	Amount	Commissions	Other	Proceeds

March 31, 2020	4,939	$1.73	$8,545	$(257)	$(3)	$8,285
June 30, 2020	11,191	$1.54	17,270	(436)	(91)	16,743

Total	16,130	$1.60	$25,815	$(693)	$(94)	$25,028

On February 9, 2021, the Company notified the Agent of its election to terminate the ATM Agreement. On February 11, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Manager”), under which the Company may offer and sell from time-to-time up to an aggregate of approximately $53.5 million in shares of the Company’s Common Stock (the “2021 Placement Shares”) through the Manager. The Manager agreed to act as sales agent and use commercially reasonable efforts to sell on the Company’s behalf all of the 2021 Placement Shares requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the Manager and the Company. Under the Sales Agreement, no shares were sold for the six months ended June 30, 2021.

NOTE 8 — STOCK OPTIONS AND WARRANTS

Stock Option Activity

The following table sets forth stock option activity under the Company’s stock option plans for the six months ended June 30, 2021 (shares in thousands):

	Shares		Price (1)	Term (2)

Outstanding, beginning of period	3,856		$2.72	8.2
Grants	528		2.74
Forfeited	(190)		3.10
Exercised	(288	)(3)	1.84

Outstanding, end of period	3,906	(4)	2.77	8.2

Vested, end of period	1,586	(4)	2.71	7.0

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

(3)	On the respective exercise dates, the weighted average intrinsic value per share of Common Stock issued upon exercise of stock options amounted to $1.72 per share for a total of $0.5 million for the six months ended June 30, 2021.

(4)	As of June 30, 2021, based on the closing price of the Company’s Common Stock of $2.23 per share, the intrinsic value amounted to $0.6 million for outstanding stock options and $0.3 million for vested stock options.

In connection with certain employee severance arrangements during the six months ended June 30, 2021, the Company agreed to accelerate vesting and extend the exercise period for options for a total of 0.2 million shares that would have otherwise expired unexercised. The Company accounted for these modifications of the original awards, whereby compensation cost was remeasured on the date of the modification resulting in an increase in fair value of $0.5 million. Accordingly, stock-based compensation expense related to modifications of $0.5 million was recognized for the six months ended June 30, 2021.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the six months ended June 30, 2021, the valuation assumptions for newly-granted stock options and modifications under the Company’s stock option plans were estimated on the respective date of grant or modification using the BSM option-pricing model with the following weighted-average assumptions:

	Grants	Modifications

Closing price of Common Stock on measurement date	$2.74	$2.84
Exercise price	$2.74	$3.21
Expected life (in years)	5.0	7.6
Volatility	104%	111%
Dividend yield	0%	0%
Risk-free interest rate	0.6%	0.1%

Using the BSM option-pricing model based on the valuation inputs set forth above, the weighted-average grant date fair value was $2.00 per share for newly-granted stock options and $2.35 per share for modified stock options for the six months ended June 30, 2021.

Restricted Stock Activity

The following table sets forth share activity related to grants of restricted stock under the Company’s stock option plans for the six months ended June 30, 2021 (in thousands):

	Type of Awards
	Equity		Liability (1)

Unvested shares, December 31, 2020	2,039		18
Unvested awards granted to:
Executive officer	2,275	(2)	-
Board members	187	(3)	-
Employees and Brand Partners	303	(4)	-
Forfeitures	(65)		(1)
Vested shares	(697)		-

Unvested shares, June 30, 2021	4,042		17

Intrinsic value, June 30, 2021	$9,015	(5)	$37	(5)

(1)	Certain awards granted to employees in China are not permitted to be settled in shares, which requires classification as a liability in the Company’s condensed consolidated balance sheets. This liability is adjusted based on the closing price of the Company’s Common Stock at the end of each reporting period until the awards vest.

(2)	On March 10, 2021, the Board of Directors approved restricted stock grants to the Company’s Chief Executive Officer for (i) 175,000 shares that vest for one-third of the shares on each of the first, second and third anniversaries of the grant date, (ii) a grant of 350,000 shares up to 1,050,000 shares that vest to the extent that prescribed amounts of measurable merger synergies are realized by the Company over the three-year period ending December 31, 2023, and (iii) a grant of 350,000 shares up to 1,050,000 shares that vest if the Company achieves adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins ranging from 4.0% to 12.0% over the three-year period ending December 31, 2023. Adjusted EBITDA margin is a non-GAAP measure computed by dividing Adjusted EBITDA, as defined by the Board of Directors, by net revenue. The fair value of the Company’s Common Stock was $2.79 per share on the grant date, resulting in total compensation expense of $0.5 million that is being recognized over the 3-year service period for the award described in (i) above, and up to an aggregate of $5.9 million if the maximum performance targets are achieved for both awards described in (ii) and (iii) above whereby an aggregate of 2.1 million shares would vest. If the Company does not achieve the minimum targets set by the Board of Directors for merger synergies and Adjusted EBITDA margin, none of the 2.1 million shares will vest.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the six months ended June 30, 2021, an aggregate of approximately $0.2 million of compensation expense was recognized for the awards described in (ii) and (iii) above, which was calculated assuming that an aggregate of 0.7 million shares will ultimately vest and that the performance criteria will not be achieved for an aggregate of 1.4 million shares that are included in the table. This compensation calculation was based on management’s estimate of the most likely outcome for the performance conditions and considering the portion of the service period that had been rendered through June 30, 2021. Compensation expense will be recomputed at the end of each reporting period with the future impact of changes in management’s estimates reflected prospectively.

(3)	Represents grants to members of the Board of Directors in January 2021, whereby the shares of Common Stock will vest one year after the grant date. The fair value of the Company’s Common Stock was $3.21 per share on the grant date, resulting in total compensation expense of $0.6 million that is being recognized over the one-year vesting period.

(4)	Represents restricted stock awards that generally vest over three years with fair value determined based on the closing price of the Company’s Common Stock on the respective grant dates.

(5)	The intrinsic value is based on the closing price of the Company’s Common Stock of $2.23 per share on June 30, 2021.

In connection with certain employee severance arrangements during the six months ended June 30, 2021, the Company modified certain restricted stock awards for 0.2 million shares that otherwise would have expired upon termination of employment. These modifications resulted in an increase in the fair value of the awards of $0.7 million that was recognized as stock-based compensation expense for the six months ended June 30, 2021.

Stock-Based Compensation Expense

Substantially all stock-based compensation expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The table below summarizes stock-based compensation expense related to stock options and restricted stock awards for the three and six months ended June 30, 2021 and 2020, and the unrecognized compensation expense as of June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended		Unrecognized Expense
	June 30:		June 30:		as of June 30:
	2021	2020	2021	2020	2021		2020

Plan-based stock option awards	$871	$471	$1,721	$1,096	$3,398	(1)	$3,680
Plan-based restricted stock awards:
Equity-classified	1,309	614	2,409	1,340	5,104	(2)	4,188
Liability-classified	7	7	19	13	19		41

Total	$2,187	$1,092	$4,149	$2,449	$8,521		$7,909

(1)	Includes $0.1 million related to stock options for an aggregate of 100,000 shares exercisable at $3.06 per share that vest upon achievement of cost savings of $25.0 million related to the successful integration of the Ariix business combination discussed in Note 3.

(2)	Pursuant to the March 2021 grant of performance-based restricted stock to the Company’s Chief Executive Officer, the amount includes $1.7 million of unrecognized compensation. This amount is based on management’s estimate that 0.7 million shares will ultimately vest as discussed above under the caption Restricted Stock Activity. Accordingly, unrecognized compensation of $3.9 million related to an additional 1.4 million shares is excluded from the table based on management’s estimate that both performance conditions will be achieved at the target level. Accordingly, $3.9 million of additional stock-based compensation expense could be recognized if the maximum performance targets are achieved over the remaining performance period through December 2023.

As of June 30, 2021, unrecognized stock-based compensation expense related to service-based awards is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.1 years for stock options, 1.9 years for equity-classified restricted stock awards, and 0.5 years for liability-classified restricted stock awards. For awards with performance-based vesting, compensation expense is recognized over the period that the performance criteria are expected to be achieved as discussed above under the caption Restricted Stock Activity.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Warrants

The following table sets forth changes in outstanding warrants for the six months ended June 30, 2021 (shares in thousands):

	Shares		Price (1)	Term (2)

Outstanding, beginning of period	1,803		$4.77	5.1
Issuance in private placement of Units	7,318	(3)	5.00

Outstanding, end of period	9,121	(4)	4.95	3.0

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term in years until the warrants expire.

(3)	As discussed in Note 7, the Company completed a private placement of equity securities in February 2021 that included warrants to purchase an aggregate of 7.3 million shares of Common Stock at an exercise price of $5.00 per share.

(4)	All warrants are vested and exercisable as of June 30, 2021.

The November 2020 SPA discussed in Note 6 included the issuance of Class B Warrants to purchase 750,000 shares of Common Stock exercisable at $5.75 per share. The February 2021 SPA discussed in Note 7 was considered a dilutive issuance that resulted in a reduction of the exercise price of the Class B Warrants from $5.75 per share to $5.53 per share. The change in fair value of the Class B Warrants as a result of this dilutive issuance was immaterial whereby the reduction of the exercise price for the Class B Warrants did not have any impact on the Company’s financial statements for the six months ended June 30, 2021.

NOTE 9 — INCOME TAXES

The Company’s provision for income taxes for the three months ended June 30, 2021 and 2020 resulted in income tax expense of $0.7 million and $0.6 million, respectively. The effective tax rate as a percentage of income (loss) before income taxes for the three months ended June 30, 2021 and 2020 was 4% and negative 6% compared to the U.S. federal statutory rate of 21%. The difference between the lower effective tax rate and the statutory rate for the three months ended June 30, 2021 and 2020 was primarily due to foreign income tax expense on profitable foreign operations and the impact of the domestic valuation allowance offsetting domestic income tax benefits and the impact of the gain (loss) from change in fair value of derivatives which has no income tax effect.

The Company’s provision for income taxes for the six months ended June 30, 2021 and 2020 resulted in income tax expense of $1.9 million and $1.3 million, respectively. The effective tax rate as a percentage of income (loss) before income taxes for the six months ended June 30, 2021 and 2020 was 127% and negative 6% compared to the U.S. federal statutory rate of 21%. The difference between the effective tax rate and the statutory tax rate for the six months ended June 30, 2021 and 2020 was primarily due to foreign income tax expense on profitable foreign operations and the impact of the domestic valuation allowance offsetting domestic income tax benefits and the impact of the gain (loss) from change in fair value of derivatives which has no income tax effect.

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

As of June 30, 2021 and December 31, 2020, $1.1 million of unrecognized income tax benefits is included in other long-term liabilities with the remainder of $4.3 million being offset with other deferred tax assets. As of June 30, 2021 and December 31, 2020, unrecognized tax benefits that are classified in other long-term liabilities, would result in changes to the Company’s effective tax rate if recognized. As of June 30, 2021 and December 31, 2020, unrecognized tax benefits that were offset against other deferred tax assets, if recognized, would not affect the Company’s effective tax rate since the tax benefits would increase a deferred tax asset that would be offset by a valuation allowance. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company has various non-income tax contingencies in several countries. Such exposures could be material depending upon the ultimate resolution of each situation. As of June 30, 2021 and December 31, 2020, the Company has recorded current liabilities for non-income tax contingencies of approximately $1.2 million.

On November 19, 2020, Ariix’s subsidiary in Japan (the “Japanese Subsidiary”) received an order from the Japan Consumer Affairs Agency notifying it of a nine-month suspension from recruiting new Brand Partners in Japan. In comparison to pre-acquisition levels of net revenue generated by the Japanese subsidiary, the suspension of recruiting is resulting in a reduction in net revenue for the nine-month suspension period. According to the order, the Japanese Subsidiary may continue to sell products to customers through existing Brand Partners and may continue to attract new customers. Accordingly, the Japanese Subsidiary has refocused its efforts to attract new customers by introducing new products and a new customer program. The Japanese Subsidiary has terminated non-compliant distributors whose actions led to the sanction, and many other distributors have elected to terminate their relationship with the Japanese Subsidiary.

In December 2020, the Company engaged external counsel, accountants, and other advisors to conduct an independent investigation of Ariix’s international business practices, during which the investigation team identified conduct that potentially was in violation of the FCPA. In August 2021, the Company made a voluntary self-disclosure to the U.S. Department of Justice (“DOJ”) and the SEC about these items and our investigation. Although the reporting to the DOJ and SEC is ongoing, the Company believes its investigation is substantially complete. The Company has initiated procedures to remediate such practices. These findings provide opportunity for targeted, enhanced controls and additional training and other remediation. The Company intends to fully cooperate with the DOJ and SEC, with the assistance of legal counsel, to conclude this matter.

The Company is unable at this time to predict when the government agencies’ review of these matters will be completed or what regulatory or other consequences may result. The ultimate outcome of this investigation, including potential claims that may arise from the matters under investigation, is uncertain and the Company cannot reasonably estimate the amount of any potential loss on its financial statements at this time.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus resulted in a world-wide pandemic. By March 2020, the U.S. economy had been largely shut down by mass quarantines and government mandated stay-in-place orders (the “Orders”) to halt the spread of the virus. Many of these Orders have been relaxed or lifted in jurisdictions where large portions of the population have been vaccinated, but there is considerable uncertainty about whether the Orders will need to be reinstated due to the ongoing spread of new variants of COVID-19. A significant portion of the worldwide population remains unvaccinated, and uncertainty also exists about whether existing vaccines will be effective as new variants of COVID-19 emerge. Accordingly, the overall impact of COVID-19 continues to have an adverse impact on global business activities. The Orders required some of the Company’s employees to work from home when possible, and other employees were entirely prevented from performing their job duties at times. The world-wide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it could have a material adverse effect on the Company’s business as consumer demand for its products could decrease.

Foreign jurisdictions accounted for approximately 78% and 68% of the Company’s net revenue for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. The impact of COVID-19 was a significant contributing factor for much of the year ended December 31, 2020 that resulted in decreases in net revenue in foreign countries as a group. While the Company’s direct-to-consumer selling model typically relies heavily on the use of its Brand Partner sales force in close contact with customers, the pandemic has required alternative selling approaches such as through social media. Until vaccines or other successful mitigation of COVID-19 have been widely administered throughout the population, no assurance can be provided that the Company will be able to avoid future reductions in net revenue using alternative selling approaches that avoid direct contact with customers. While the current disruption to the Company’s business is expected to be temporary, the long-term financial impact on the Company’s business cannot be reasonably estimated at this time.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 —NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share (“EPS”) is computed by dividing (i) net income (loss), as adjusted for certain gains and losses related to contingently issuable shares and the two-class method allocation of earnings (the “Numerator”), by (ii) the weighted average number of common shares outstanding during the period, as adjusted to give effect to certain contingently issuable shares (the “Denominator”). The calculation of diluted EPS also includes the dilutive effect, if any, of stock options, unvested restricted stock awards, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. For the three and six months ended June 30, 2021 and 2020, all Common Stock equivalents were anti-dilutive. Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021		2020	2021		2020

Calculation of Numerators:
Net income (loss)	$17,371		$(9,554)	$(397)		$(21,172)
Two-class method earnings allocation adjustment	(1,005	)(1)	-	-	(1)	-

Earnings for calculation of basic EPS	16,366		(9,554)	(397)		(21,172)
Reverse two-class method earnings allocation adjustment	1,005	(1)	-	-	(1)	-
Eliminate derivative gains on Fixed Shares	(11,380	)(2)	-	(6,765	)(2)	-
Eliminate derivative gains on Variable Shares	(12,743	)(2)	-	(6,018	)(2)	-

Earnings for calculation of diluted EPS	$(6,752)		$(9,554)	$(13,180)		$(21,172)

Calculation of Denominators:
Weighted average shares outstanding before adjustments	135,961		93,003	131,675		89,187
Give effect to elimination of contingency on May 14, 2021:
Fixed Shares	7,675	(3)	-	3,859	(3)	-
Variable Shares	-	(4)	-	-	(4)	-

Weighted average shares for basic EPS	143,636		93,003	135,534		89,187
Give effect to elimination of contingency at beginning of period:
Fixed Shares	6,876	(5)	-	10,692	(5)	-
Variable Shares	20,097	(5)	-	20,097	(5)	-

Weighted average shares for diluted EPS	170,609		93,003	166,323		89,187

Net income (loss) per share of Common Stock:
Basic	$0.11		$(0.10)	$(0.00)		$(0.24)
Diluted	$(0.04)		$(0.10)	$(0.08)		$(0.24)

(1)	The Company issued warrants in December 2020 and February 2021 for the purchase of an aggregate of 8.8 million shares of Common Stock (the “Participating Warrants”) whereby the holders are entitled to share in any dividends or distributions payable to holders of Common Stock on an as-converted basis. Accordingly, the calculation of basic EPS for the three months ended June 30, 2021 requires use of the two-class method whereby earnings for the reporting period were allocated between the holders of Common Stock and the Participating Warrants. This allocation is required regardless of whether a dividend is declared for such undistributed earnings. For all other periods, the impact of using the two-class method was antidilutive which resulted in the reversal of the amount allocated for basic EPS in the diluted EPS calculation for the three months ended June 30, 2021.

(2)	As discussed under footnote (5) below, the Fixed Shares and the Variable Shares are included in the Denominator for the calculation of diluted EPS beginning on the first day of each of the three- and six-month periods ended June 30, 2021. Accordingly, it is necessary to adjust the Numerator to eliminate the related net gains from changes in fair value of the derivative liabilities associated with these shares for the three and six months ended June 30, 2021.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(3)	For purposes of the calculation of basic EPS, the Fixed Shares are treated as issued and outstanding beginning on May 14, 2021 when the shareholder approval contingency discussed in Note 3 was eliminated. This number represents the weighted average number of shares for the respective periods that the Fixed Shares were considered outstanding from May 14, 2021 through June 30, 2021.

(4)	As discussed in Note 3 under the caption Business Combination Liabilities, the Variable Shares provide for the possibility of future adjustments in the number of shares based on the outcome of any potential indemnification claims by either party to the Amended Ariix Merger Agreement. Accordingly, the Variable Shares are required to be excluded from the calculation of basic EPS until the underlying shares are issued in November 2021.

(5)	For purposes of the calculation of diluted EPS, the Fixed Shares and the Variable Shares are treated as issued and outstanding beginning on the first day of each of the three- and six-month periods ended June 30, 2021. This adjustment increases the number of shares in the basic EPS calculation to equal the total number of Fixed Shares and Variable shares that are considered outstanding for the entirety of the three and six months ended June 30, 2021 for the diluted EPS calculation.

As of June 30, 2021 and 2020, the following potential Common Stock equivalents were excluded from the computation of diluted net income (loss) per share since the impact of inclusion was anti-dilutive (in thousands):

	2021	2020

Equity Incentive Plan awards:
Stock options	3,906	3,883
Unvested restricted stock awards	4,042	2,499
Common stock purchase warrants	9,121	311

Total	17,069	6,693

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

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date

As of June 30, 2021 and December 31, 2020, the fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values due to the short-term nature of these instruments. Cash equivalents consist of short-term certificates of deposit that are classified as Level 2. The estimated fair value of the Senior Notes discussed in Note 6 is classified as Level 2 and amounted to approximately $24.4 million as of June 30, 2021 and $28.9 million as of December 31, 2020. The recorded amounts for short-term debts payable related to the Ariix Clarification Letter and the Zennoa business combination discussed in Note 3 approximated fair value due to the short-term maturities and lack of changes in the Company’s credit risk. Due to the U.S. government guarantee and the otherwise unique terms of the PPP Loans discussed in Note 6, it was not possible to determine fair value of these debt instruments. As discussed in Note 14, the Company was informed in July 2021 that forgiveness of its PPP Loans of approximately $9.7 million was approved.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recurring Fair Value Measurements

Recurring measurements of the fair value of liabilities as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	2021						2020
	Level 1	Level 2		Level 3		Total	Level 1	Level 2		Level 3		Total

Derivative Liabilities:
Ariix Fixed Shares	$-	$-		$-		$-	$-	$-		$37,028	(1)	$37,028
Ariix Variable Shares	-	-		44,773	(2)	44,773	-	-		53,846	(1)	53,846
Warrants	-	-		5,695	(3)	5,695	-	-		-		-
Deferred consideration payable:
LIMU	-	3,495	(4)	-		3,495	-	3,656	(4)	-		3,656
Zennoa	-	1,885	(4)	-		1,885	-	2,196	(4)	-		2,196

Total	$-	$5,380		$50,468		$55,848	$-	$5,852		$90,874		$96,726

(1)	Please refer to Note 3 under the caption Business Combination Liabilities for further information related to the Ariix Fixed Shares and Variable Shares derivative liabilities. Key valuation assumptions to arrive at fair value of the derivative liability as of December 31, 2020 included (i) historical volatility of the Company’s shares of Common Stock of 77%, (ii) a risk-free interest rate of approximately 0.1%, and (iii) the weighted average cost of capital of 16.5%.

(2)	Key valuation assumptions to arrive at fair value of the Ariix Variable Shares derivative liability as of June 30, 2021 included (i) historical volatility of the Company’s shares of Common Stock of 76%, and (ii) a risk-free interest rate of approximately 0.2%.

(3)	Please refer to Note 7 under the caption Private Placement of Units for further information related to the Warrant derivative liability. Key valuation assumptions to arrive at fair value of the warrant derivative liability as of June 30, 2021 included the closing price of $2.23 per share for the Company’s Common Stock, the exercise price of the warrants of $5.00 per share, historical volatility of 90%, and the remaining contractual term of 2.6 years. Based on these valuation inputs, the weighted-average fair value of the warrants was $0.78 per share as of June 30, 2021.

(4)	The fair value of deferred consideration related to the LIMU and Zennoa business combination obligations set forth in Note 3 are classified as Level 2. The estimated fair value of these liabilities was determined in November 2020 such that the carrying values and fair values were similar as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, the Company did not have any assets carried at fair value on a recurring basis. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the six months ended June 30, 2021, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

A significant portion of the business of the Direct / Social Selling segment is conducted in foreign markets, exposing the Company to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations. As set forth in Note 13, for the three months ended June 30, 2021 and 2020, a significant portion of the Company’s consolidated net revenue was generated outside the United States. Most of the Direct / Social Selling segment’s products have a component of the Noni plant, Morinda Citrifolia (“Noni”) as a common element. Tahitian Noni® Juice, MAX and other noni-based beverage products comprised over 31% and 86% of the net revenue of the Direct / Social Selling segment for the three months ended June 30, 2021 and 2020, respectively. Tahitian Noni® Juice, MAX and other noni-based beverage products comprised over 33% and 86% of the net revenue of the Direct / Social Selling segment for the six months ended June 30, 2021 and 2020, respectively. However, if consumer demand for these products decreases significantly or if the Company ceases to offer these products without a suitable replacement, the Company’s consolidated financial condition and operating results would be adversely affected. The Company purchases fruit and other Noni-based raw materials from French Polynesia, but these purchases of materials are from a wide variety of individual suppliers with no single supplier accounting for more than 10% of its raw material purchases during the three months ended June 30, 2021 and 2020. However, as the majority of the raw materials are consolidated and processed at the Company’s plant in Tahiti, the Company could be negatively affected by certain governmental actions or natural disasters if they occurred in that region of the world. For the three and six months ended June 30, 2021 and 2020, no single customer accounted for 10% or more of the Company’s consolidated net revenue.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. Cash deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of June 30, 2021, the Company had cash and cash equivalents with a financial institution in the United States with balances of $46.5 million, and two financial institutions in China with balances of $7.0 million and $6.6 million. As of December 31, 2020, the Company had cash and cash equivalents with two financial institutions in the United States with balances of $8.2 million and $23.7 million, and two financial institutions in China with balances of $6.3 million and $7.3 million. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

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

NOTE 13 — SEGMENTS AND GEOGRAPHIC CONCENTRATIONS

Reportable Segments

The Company follows segment reporting in accordance with ASC Topic 280, Segment Reporting. Since the consummation of the business combination with Morinda Holdings, Inc. (“Morinda”) in December 2018, the Company’s operating segments have consisted of the Noni by NewAge segment and the NewAge segment. Upon completion of the business combination with Ariix, which comprised a portion of the Noni by NewAge segment, the Company renamed this segment as the Direct / Social Selling segment to better reflect the overall characteristics shared by the business units that comprise this segment. Also, as a result of the divestiture of the BWR reporting unit and substantially all of the Company’s legacy brands in September 2020, the Company has renamed the NewAge segment as the Direct Store segment.

The Direct / Social Selling segment is engaged in the development, manufacturing, and marketing of a portfolio of healthy products in three core category platforms including health and wellness, healthy appearance, and nutritional performance all sold primarily via e-commerce and through a direct route to market. The Direct / Social Selling segment has manufacturing operations in Tahiti, Germany, Japan, the United States, and China. The Direct / Social Selling segment’s products are sold and distributed in more than 50 countries using its group of more than 400,000 Brand Partners and customers. Approximately 87% of the net revenue of the Direct / Social Selling segment was generated internationally for each of the three and six months ended June 30, 2021 and 2020.

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

Net revenue by reporting segment for the three and six months ended June 30, 2021 and 2020, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2021	2020	2021	2020

Direct / Social Selling	$109,752	$46,861	$224,214	$96,971
Direct Store	14,288	15,776	25,344	29,359

Net revenue	$124,040	$62,637	$249,558	$126,330

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Gross profit by reporting segment for the three and six months ended June 30, 2021 and 2020, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2021	2020	2021	2020

Direct / Social Selling	$80,480	$35,903	$165,384	$75,509
Direct Store	3,319	2,175	5,816	4,093

Gross profit	$83,799	$38,078	$171,200	$79,602

Assets by reporting segment as of June 30, 2021 and December 31, 2020, were as follows (in thousands):

Segment	2021	2020

Direct / Social Selling	$385,963	$396,174
Direct Store	66,492	47,008

Total assets	$452,455	$443,182

Depreciation and amortization expense by reporting segment, including amounts charged to cost of goods sold for the three and six months ended June 30, 2021 and 2020, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2021	2020	2021	2020

Direct / Social Selling	$4,721	$1,725	$9,396	$3,444
Direct Store	101	148	200	308

Total depreciation and amortization	$4,822	$1,873	$9,596	$3,752

Cash payments for capital expenditures for property and equipment and identifiable intangible assets by reporting segment for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2021	2020	2021	2020

Direct / Social Selling	$474	$286	$761	$1,753
Direct Store	4	103	4	227

Total capital expenditures	$478	$389	$765	$1,980

Geographic Concentrations

The Company attributes net revenue to geographic regions based on the location of its customers’ contracting entity. The following table presents net revenue for each country that exceeded 10% of consolidated net revenue for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

United States of America	$28,729	$22,531	$53,776	$41,916
Japan	24,238	20,940	49,472	41,807
China	23,916	11,181	50,036	26,156
Italy	13,279	69	31,009	155
France	14,349	81	28,796	175
Rest of World	19,529	7,835	36,469	16,121

Net revenue	$124,040	$62,637	$249,558	$126,330

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2021 and December 31, 2020, the net carrying value of property and equipment located outside of the United States amounted to approximately $21.8 million and $23.6 million, respectively.

NOTE 14 — SUBSEQUENT EVENTS

Forgiveness of PPP Loan

In July 2021, the Company was informed that forgiveness of its PPP Loans was approved by the SBA for an aggregate of approximately $9.7 million, including accrued interest through June 30, 2021. The forgiveness of this PPP Loan will be recognized in July 2021 when the lender legally released the Company of its obligation to repay the debt.

Employment Agreement

In July 2021, the Company entered into an employment agreement with Kevin Manion to serve as the Company’s Chief Financial Officer through January 1, 2024. Under the terms of the employment agreement, Mr. Manion will be paid an annual base salary of $550,000, and will be eligible to receive annual cash bonuses ranging from 80% to 160% of his annual base salary, based upon the attainment of certain performance metrics established by the Company’s Board of Directors. For 2021, Mr. Manion is entitled to a minimum guaranteed cash bonus of $440,000 with additional bonus potential awarded if certain performance metrics are exceeded. As a sign-on bonus, Mr. Manion was paid $200,000 in cash in July 2021 and received a restricted stock award for approximately 214,000 shares with a fair value of $400,000. This restricted stock award vests for 50% of the shares in July 2022 and 50% in July 2023. In January 2022, Mr. Manion will be eligible to receive annual restricted stock awards that will vest in three years to the extent that targets and performance metrics established by the Board of Directors are achieved.

If Mr. Manion’s employment is subsequently terminated by the Company without Cause (as defined in the employment agreement) or he resigns with Good Reason (as defined in the employment agreement), vesting for certain equity awards will be accelerated and he is entitled to severance payments consisting of base compensation, target performance bonus at 80% of base compensation, and health insurance benefits for a period up to 18 months. If Mr. Manion’s employment is terminated in connection with a change of control, vesting for certain equity awards will be accelerated and he is entitled to severance payments consisting of annual base compensation for 2 years, performance bonuses equal to 360% of annual base compensation, and health insurance benefits for a period of 18 months.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding COVID-19

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus resulted in a world-wide pandemic. By March 2020, the U.S. economy had been largely shut down by mass quarantines and government mandated stay-in-place orders (the “Orders”) to halt the spread of the virus. Many of these Orders have been relaxed or lifted in jurisdictions where large portions of the population have been vaccinated, but there is considerable uncertainty about whether the Orders will need to be reinstated due to the ongoing spread of new variants of COVID-19. A significant portion of the worldwide population remains unvaccinated, and uncertainty also exists about whether existing vaccines will be effective as new variants of COVID-19 emerge. Accordingly, the overall impact of COVID-19 continues to have an adverse impact on global business activities. The Orders required some of the Company’s employees to work from home when possible, and other employees were entirely prevented from performing their job duties at times. The world-wide response to the pandemic resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it could have a material adverse effect on the Company’s business as consumer demand for its products could decrease.

Foreign jurisdictions accounted for approximately 78% and 68% of the Company’s net revenue for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. The impact of COVID-19 was a significant contributing factor for the year ended December 31, 2020, which resulted in decreases in net revenue in foreign countries as a group. While the Company’s direct-to-consumer selling model typically relies heavily on the use of its Brand Partner sales force in close contact with customers, the pandemic has required alternative selling approaches such as through social media. Until vaccines or other successful mitigation of COVID-19 have been widely administered throughout the global population, no assurance can be provided that the Company will be able to avoid future reductions in net revenue using alternative selling approaches that avoid direct contact with customers. While the current disruption to the Company’s business is expected to be temporary, the long-term financial impact on the Company’s business cannot be reasonably estimated at this time.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, information concerning:

●	Our anticipated operating results, including revenue and earnings.
●	Our expected capital expenditure levels.
●	The volatility in credit and market conditions.
●	Our belief that we have sufficient liquidity to fund our business operations for the next 12 months.
●	Our ability to bring new products to market in an ever-changing and difficult regulatory environment.
●	Our expectations about the extent and duration of COVID-19 on our business.
●	Our ability to re-patriate cash from certain foreign markets.
●	Our strategy for customer retention and growth.
●	Our risk management strategy.
●	Our ability to capture cost and revenue synergies, and successfully integrate our combination with Ariix.
●	Our ability to deliver profitable organic revenue growth.
●	Our ability to manage our growth.

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

Our Business Model

We are an organic and healthy products company intending to become the world’s leading social selling and distribution company. NewAge, Inc. is a purpose-driven firm dedicated to providing healthy products to consumers and inspiring them to “Live Healthy.” We commercialize our portfolio of products across more than 50 countries worldwide and strive to disrupt with industry leading social selling tools and technologies. More than 72% of the Company’s revenue is ordered and fulfilled online including auto-delivery subscriptions, and more than 85% of our products are delivered directly to consumers’ homes.

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

Utilizing these functionally differentiated ingredients, we intend to build ‘hundred-million dollar’ focus brands in each of our respective platforms. For example, Tahitian Noni already meets this standard, is our largest brand, and has sold more than $7.0 billion since its inception, including approximately $400 million cumulatively recognized by us since our acquisition of Morinda in December 2018. We have multiple studies and human trials validating Tahitian Noni’s efficacy and benefits for reducing inflammation and strengthening the body’s protection against viruses. Also, within the health and wellness platform is our LIMU brand, a fucoidan-rich beverage sourced from seaweed. We have two core brands within the healthy appearance platform including TeMana, a unique skin care portfolio that is infused with Tahitian Noni, and Lucim, a line of clean skin care products expanding worldwide that was launched in 2020. In the nutritional performance platform, we commercialize a full line of weight management and other products including nutritional supplements and nutraceuticals and are building out our core brands within the platform.

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

The net revenue and total assets of the Direct / Social Selling segment increased significantly with the closing of our acquisition of Ariix on November 16, 2020. The Direct / Social Selling segment is engaged in the development, manufacturing, and marketing of products in three core category platforms including health and wellness, healthy appearance, and nutritional performance. The Direct / Social Selling segment has manufacturing operations in Tahiti, Germany, Japan, the United States, and China. The Direct / Social Selling segment’s products are sold and distributed in more than 50 countries using Brand Partners through our direct-to-consumer selling network and e-commerce business model. For the three and six months ended June 30, 2021, approximately 87% of the net revenue of the Direct / Social Selling segment was generated outside the Unites States.

With the changing economics in the retail brand beverage sector exacerbated by COVID-19, on September 24, 2020, we sold our Brands Within Reach, LLC (“BWR”) subsidiary and the rights to substantially all of our U.S. retail brands to focus on the more profitable, larger scale, higher potential Direct / Social Selling segment of our business. BWR and the U.S. retail brands were included in the Direct Store segment through the disposal date and are referred to herein as the “Divested Business”. For periods after disposal of the Divested Business, the Direct Store segment is primarily comprised of our DSD network that distributes snacks, beverages, and other products direct to stores in Colorado and surrounding states, to wholesale distributors, key account owned warehouses and international accounts using several distribution channels.

Recent Developments

On May 14, 2021, our shareholders approved the issuance of shares of Common Stock to settle the remaining merger consideration related to our November 2020 business combination with Ariix. By obtaining approval to issue shares of Common Stock, we eliminated the possibility of being required to pay $163.3 million in cash. We will issue 11.7 million shares of our Common Stock as soon as the Sellers provide detailed issuance instructions, and 2.9 million shares are issuable by January 16, 2022. We are also obligated to issue 20.1 million shares of our Common Stock on November 16, 2021. However, this number of shares is subject to subsequent adjustments based on the outcome of potential indemnification claims by either party. Under the Amended Ariix Merger Agreement, indemnification claims awarded to either party will be settled by increasing or decreasing the number of shares based on a fixed conversion price of $5.53 per share. Accordingly, we are required to continue to account for the shares issuable on November 16, 2021 as a derivative liability until the number of shares is fixed.

On May 14, 2021, our shareholders approved an increase in authorized shares of Common Stock and the Reincorporation in Delaware. On May 24, 2021, we reincorporated to the State of Delaware under a plan of conversion, dated May 14, 2021. Pursuant to the plan of conversion, we also adopted new bylaws. As a result of the reincorporation, each outstanding share of our Common Stock as a Washington corporation automatically converted into an outstanding share of our Common Stock as a Delaware corporation. In addition, each outstanding stock option and warrant, or right to acquire shares of our Common Stock as a Washington corporation converted into an equivalent stock option, warrant, or right to acquire, upon the same terms and conditions for the same number of shares of our Common Stock as a Delaware corporation. As a Delaware corporation, we have the authority to issue up to 400.0 million shares of Common Stock and up to 1.0 million shares of Preferred Stock.

On June 1, 2021, we entered into an Asset Purchase Agreement (“APA”) with Aliven, Inc. (“Aliven”) that was accounted for as a business combination. Aliven is a Japan-based direct selling company that we acquired to accelerate growth with our direct-to-consumer business model in Japan and to expand our portfolio of healthy products. The total purchase consideration consisted of approximately 1.1 million shares of our Common Stock with a fair value of approximately $2.6 million.

In July 2021, we were informed that forgiveness of our PPP Loans was approved by the SBA for approximately $9.7 million, including accrued interest through June 30, 2021. The forgiveness of these PPP Loans will be recognized in the third quarter of 2021 when the lender legally released us of our obligations to repay the debts.

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

Results of Operations

Three Months Ended June 30, 2021 and 2020

Our unaudited condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020 are presented below (dollars in thousands):

	2021	2020	Change	Percent

Net revenue	$124,040	$62,637	$61,403	98%
Cost of goods sold	40,241	24,559	15,682	64%

Gross profit	83,799	38,078	45,721	120%
Gross margin	68%	61%

Operating expenses:
Commissions	43,320	18,405	24,915	135%
Selling, general and administrative	41,042	26,277	14,765	56%
Depreciation and amortization expense	4,723	1,761	2,962	168%
Loss on disposal of Divested Business	4,339	-	4,339	n/a
Impairment of right-of-use assets	-	400	(400)	(100)%

Total operating expenses	93,424	46,843	46,581	99%

Operating loss	(9,625)	(8,765)	(860)	10%

Non-operating income (expense):
Interest expense	(3,040)	(600)	(2,440)	407%
Gain from change in fair value of derivatives	30,829	20	30,809	154045%
Interest and other income (expense), net	(53)	342	(395)	(115)%

Income (loss) before income taxes	18,111	(9,003)	27,114	(301)%
Income tax expense	(740)	(551)	(189)	34%

Net income (loss)	$17,371	$(9,554)	$26,925	(282)%

Presented below is our net revenue, cost of goods sold, gross profit and gross margin by segment for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Direct / Social Selling Segment				Direct Store Segment
	2021	2020	Change	Percent	2021	2020	Change	Percent

Net revenue	$109,752	$46,861	$62,891	134%	$14,288	$15,776	$(1,488)	(9)%
Cost of goods sold	29,272	10,958	18,314	167%	10,969	13,601	(2,632)	(19)%

Gross profit	$80,480	$35,903	$44,577	124%	$3,319	$2,175	$1,144	53%
Gross margin	73%	77%			23%	14%

As discussed above under the caption Operating Segment Overview, on September 24, 2020, we sold the Divested Business, which was a component of our Direct Store segment and included in our consolidated statements of operations through the disposal date. Accordingly, the Divested Business is excluded from our results of operations for the three months ended June 30, 2021. However, for the three months ended June 30, 2021, we did recognize an additional loss on disposal of the Divested Business of $4.3 million related to a note receivable we no longer expect to collect and certain disputed payables. Presented below is a summary of the operating loss of the Divested Business that is included in our historical results for the three months ended June 30, 2020 (in thousands):

Net revenue	$5,938
Cost of goods sold	6,269
Gross loss	(331)

Operating expenses:
Selling, general and administrative	(2,081)
Commissions	(40)
Depreciation and amortization expense	(31)

Operating loss	$(2,483)

Since September 25, 2020, the Direct Store segment is primarily comprised of our legacy DSD and e-commerce lines of business (the “Retained Business”). Please refer to the captions below for further discussion with respect to our net revenue, cost of goods sold, gross profit and gross margin by segment, including the results of operations of the Divested Business and the Retained Business of the Direct Store segment for the three months ended June 30, 2021 and 2020.

Net Revenue. Net revenue increased from $62.6 million for the three months ended June 30, 2020 to $124.0 million for the three months ended June 30, 2021, an increase of $61.4 million or 98%. For the three months ended June 30, 2021, the increase in net revenue was attributable to net revenue generated by Ariix for $65.7 million and Aliven for $1.6 million, partially offset by reductions in net revenue for our legacy businesses of $4.5 million.

Net revenue for the Direct / Social Selling segment increased by $62.9 million from $46.9 million for the three months ended June 30, 2020 to $109.8 million for the three months ended June 30, 2021. This increase was attributable to net revenue from our newly acquired businesses of $65.7 million for Ariix and $1.6 million for Aliven, for a total of $67.3 million. This increase due to our newly acquired businesses was partially offset by a reduction in net revenue of $4.5 million for the legacy portion of the Direct / Social Selling segment. The decrease in net revenue for the legacy portion of the Direct / Social Selling segment was a result of (i) closure and/or consolidation of a number of smaller, non-core, unprofitable markets on a standalone basis, and (ii) lower quantities of products purchased by consumers during the COVID-19 pandemic and the related mass quarantines and government mandated stay-in-place orders that have been in effect in varying degrees since March 2020.

Net revenue for the Direct Store segment decreased by $1.5 million from $15.8 million for the three months ended June 30, 2020 to $14.3 million for the three months ended June 30, 2021. This decrease was attributable to a reduction in net revenue of $5.9 million due to our disposal of the Divested Business in September 2020, partially offset by an increase in net revenue for the Retained Business of the Direct Store segment of $4.5 million or 45%. This increase in net revenue for the Retained Business of the Direct Store segment was attributable to new customers and expansion of the product portfolio for our DSD business.

Cost of goods sold. Cost of goods sold increased from $24.6 million for the three months ended June 30, 2020 to $40.2 million for the three months ended June 30, 2021, an increase of $15.7 million. Cost of goods sold for the Direct / Social Selling segment increased by $18.3 million, partially offset by a decrease in cost of goods sold of $2.6 million for the Direct Store segment. Cost of goods sold as a percent of net revenue improved to 32% for the three months ended June 30, 2021 as compared to 39% for the three months ended June 30, 2020. This seven-percentage point improvement was driven by a shift in segment product mix and target cost synergies associated with the merger with Ariix.

The increase in cost of goods sold for the Direct / Social Selling segment of $18.3 million was primarily attributable to the cost of products sold by Ariix for $19.1 million and Aliven for $0.2 million. Cost of goods sold for the legacy business of the Direct / Social Selling segment decreased by $1.1 million or 10% which was identical to the 10% reduction in net revenue for the legacy business of the Direct / Social Selling segment as discussed above. In order to partially mitigate the effects of COVID-19 for the three months ended June 30, 2021 and 2020, we offered additional discounts and promotions to the customers of the legacy business of the Direct / Social Selling Segment that are reflected in cost of goods sold.

For the three months ended June 30, 2021, the Direct / Social Selling segment also had a non-recurring charge to cost of goods sold of $0.2 million that related to the sale of inventories acquired as part of the Ariix business combination. The fair value of work-in-process and finished goods inventories on the closing date of the Ariix business combination exceeded the historical carrying value, which represented an element of built-in profit on the closing date that was charged to cost of goods sold as a portion of the related inventories were sold for the three months ended June 30, 2021.

Cost of goods sold for the Direct Store segment decreased by $2.6 million from $13.6 million for the three months ended June 30, 2020 to $11.0 million for the three months ended June 30, 2021. The decrease in cost of goods sold for the Direct Store segment was due to the elimination of cost of goods sold related to the Divested Business which amounted to $6.3 million for the three months ended June 30, 2020. This decrease was partially offset by an increase in cost of goods sold for the Retained Business of $3.6 million or 50%, from $7.3 million for the three months ended June 30, 2020 to $11.0 million for the three months ended June 30, 2021. The increase in cost of goods sold for the Retained Business was primarily attributable to higher product costs associated with a 45% increase in net revenue.

Gross profit. Gross profit increased from $38.1 million for the three months ended June 30, 2020 to $83.8 million for the three months ended June 30, 2021, an increase of $45.7 million or 120%. The increase in gross profit consisted of $44.6 million attributable to the Direct / Social Selling segment and $1.1 million attributable to the Direct Store segment. The improvement in gross profit for the Direct / Social Selling segment was attributable to gross profit generated by Ariix for $46.6 million and $1.4 million for Aliven for a total of $48.0 million for the three months ended June 30, 2021. These increases attributable to our newly acquired businesses were partially offset by a reduction in gross profit of $3.4 million related to the legacy business of the Direct / Social Selling segment that resulted from lower sales caused by the COVID-19 pandemic. For each of the three months ended June 30, 2021 and 2020, gross margin for the legacy business of the Direct / Social Selling segment was 77%. For the three months ended June 30, 2021, the aggregate gross margin for the businesses acquired from Ariix and Aliven was 71%.

The Direct Store segment accounted for an increase in gross profit of $1.1 million for the three months ended June 30, 2021, driven by cost of goods sold that decreased by 19% whereas net revenue decreased by only 9%. The Divested Business accounted for approximately $0.3 million of negative gross profit for the three months ended June 30, 2020, whereas the Retained Business generated an additional $0.8 million of gross profit for the three months ended June 30, 2021. The Retained Business generated gross profit of approximately $2.5 million and gross margin of 25% for the three months ended June 30, 2020, compared to gross profit of $3.3 million and gross margin of 23% for the three months ended June 30, 2021.

Consolidated gross margin increased from 61% for the three months ended June 30, 2020 to 68% for the three months ended June 30, 2021. Gross margin for the Direct / Social Selling segment decreased from 77% for the three months ended June 30, 2020 to 73% for the three months ended June 30, 2021. Gross margin for the Direct Store segment increased from 14% for the three months ended June 30, 2020 to 23% for the three months ended June 30, 2021.

Commissions. Commissions were $43.3 million for the three months ended June 30, 2021 compared to $18.4 million for the three months ended June 30, 2020, an increase of $24.9 million. For the three months ended June 30, 2021, commissions for the Direct / Social Selling segment included an aggregate of $27.5 million related to the businesses acquired from Ariix and Aliven, partially offset by a reduction in commissions for our legacy businesses of $2.6 million. Commissions for our legacy businesses decreased by 14%, primarily due to the decrease in net revenue for the legacy portion of the Direct / Social Selling segment of 10% and the elimination of commissions related to the Divested Business.

Selling, general and administrative expenses. SG&A expenses increased from $26.3 million or 42% of net revenue for the three months ended June 30, 2020 to $41.0 million or 33% of net revenue for the three months ended June 30, 2021, an increase of $14.8 million that was partially offset by a reduction of $2.1 million related to the Divested Business. The reduction in SG&A as a percent of net revenue reflects the leverage of a consolidated growing business. The net increase in SG&A of $14.8 million was comprised of increases in compensation and benefits expense of $7.8 million, professional fees of $3.2 million, transaction fees related to the sale of products of $1.1 million, communications expenses of $1.0 million, market costs of $0.7 million, travel and other business expenses of $0.7 million, and occupancy costs of $0.3 million.

For the three months ended June 30, 2021, approximately $15.5 million of our SG&A expenses related to the businesses acquired from Ariix and Aliven, including compensation and benefits costs of $8.7 million, professional fees of $1.7 million, transaction fees related to the sale of products of $1.2 million, communications expenses of $0.8 million, and occupancy costs of $0.6 million. For the three months ended June 30, 2021, SG&A expenses related to corporate overhead activities and our legacy businesses decreased by $0.7 million which was primarily due to a reduction in compensation and benefits and marketing costs.

Depreciation and amortization expense. Depreciation and amortization expense included in operating expenses increased from $1.7 million for the three months ended June 30, 2020 to $4.7 million for the three months ended June 30, 2021, an increase of $3.0 million. This increase was primarily attributable to amortization expense of $2.9 million related to identifiable intangible assets of $131.8 million acquired in our business combination with Ariix in November 2020.

Loss on disposal of Divested Business. In September 2020, we sold our BWR subsidiary and substantially all U.S. retail brands and recognized a loss of $3.4 million. Based on recent communications with the Buyer, we determined that collection of a $2.5 million note receivable and accrued interest of $0.2 million is unlikely. Additionally, we were informed that BWR refuses to pay approximately $1.6 million of supplier obligations that we may ultimately be responsible to settle. Accordingly, we recognized additional losses related to the disposal of the Divested Business of $4.3 million for the three months ended June 30, 2021.

Interest expense. Interest expense increased from $0.6 million for the three months ended June 30, 2020 to $3.0 million for the three months ended June 30, 2021, an increase of $2.4 million. For the three months ended June 30, 2021, interest expense of $3.0 million includes (i) interest expense paid in cash of $0.6 million based on the contractual rate of 8.0% under the Senior Notes entered into in December 2020, (ii) accretion of discount of $2.1 million related to the Senior Notes, and (iii) imputed interest expense of $0.2 million related to our deferred lease financing obligation and business combination obligations. As of June 30, 2021, the overall effective interest rate for the Senior Notes was approximately 46.8%, including the 8.0% stated rate.

For the three months ended June 30, 2020, interest expense was primarily attributable to (i) interest expense of $0.2 million based on the contractual rates under our former credit facility with East West Bank (the “EWB Credit Facility”) based on a weighted average interest rate of 5.3% and weighted average borrowings outstanding of $14.3 million, (ii) accretion of discount for a total of $0.2 million, (iii) imputed interest expense of $0.1 million related to our deferred lease financing obligation, and (iv) cash settlements under our interest rate swap agreement, unused line fees and other interest charges of $0.1 million.

Gain from change in fair value of derivatives. For the three months ended June 30, 2021, we recognized a gain from changes in fair value of derivatives of $30.8 million. This gain consisted of (i) $24.1 million related to the Ariix business combination derivative liabilities discussed in Note 3 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, and (ii) $6.7 million related to warrants issued in the February 2021 Private Placement as discussed in Note 7 to our unaudited condensed consolidated financial statements.

The fair value of derivative liabilities can be extremely volatile from period to period since the related valuations are heavily influenced by the then current market price of our Common Stock. The closing price for shares of our Common Stock decreased by 26% from $3.03 per share as of March 31, 2021 to $2.23 per share as of June 30, 2021. This decrease in the value of our shares was the principal factor that reduced fair value and resulted in the aggregate gains from changes in fair value of derivatives of $30.8 million for the three months ended June 30, 2021.

Interest and other income (expense), net. Interest and other income (expense), net amounted to a loss of $0.1 million for the three months ended June 30, 2021 and income of $0.3 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, interest and other income (expense), net of $0.1 million was primarily comprised of foreign exchange losses of $0.1 million and a loss on the sale of property and equipment of $0.1 million, partially offset by interest income of $0.1 million. Interest and other income (expense), net for the three months ended June 30, 2020 consisted of foreign exchange gains of $0.2 million and interest income of $0.1 million.

Income tax expense. For the three months ended June 30, 2021 and 2020, we recognized income tax expense of $0.7 million and $0.6 million, respectively. Income tax expense primarily consisted of foreign income taxes associated with profitable foreign markets.

Inflation and changing prices. For the three months ended June 30, 2021 and 2020, the impact of inflation and changing prices have not had a significant impact on our net revenue, cost of goods sold and operating expenses.

Six Months Ended June 30, 2021 and 2020

Our unaudited condensed consolidated statements of operations for the six months ended June 30, 2021 and 2020 are presented below (dollars in thousands):

	2021	2020	Change	Percent

Net revenue	$249,558	$126,330	$123,228	98%
Cost of goods sold	78,358	46,728	31,630	68%

Gross profit	171,200	79,602	91,598	115%
Gross margin	69%	63%

Operating expenses:
Commissions	90,717	37,920	52,797	139%
Selling, general and administrative	79,901	56,885	23,016	40%
Depreciation and amortization expense	9,398	3,542	5,856	165%
Loss on disposal of Divested Business	4,339	-	4,339	n/a
Impairment of right-of-use assets	-	400	(400)	(100)%

Total operating expenses	184,355	98,747	85,608	87%

Operating loss	(13,155)	(19,145)	5,990	(31)%

Non-operating income (expense):
Interest expense	(6,163)	(1,172)	(4,991)	426%
Gain (loss) from change in fair value of derivatives	21,216	(306)	21,522	(7033)%
Interest and other income (expense), net	(405)	725	(1,130)	(156)%

Income (loss) before income taxes	1,493	(19,898)	21,391	(108)%
Income tax expense	(1,890)	(1,274)	(616)	48%

Net loss	$(397)	$(21,172)	$20,775	(98)%

Presented below is our net revenue, cost of goods sold, gross profit and gross margin by segment for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Direct / Social Selling Segment				Direct Store Segment
	2021	2020	Change	Percent	2021	2020	Change	Percent

Net revenue	$224,214	$96,971	$127,243	131%	$25,344	$29,359	$(4,015)	(14)%
Cost of goods sold	58,830	21,462	37,368	174%	19,528	25,266	(5,738)	(23)%

Gross profit	$165,384	$75,509	$89,875	119%	$5,816	$4,093	$1,723	42%
Gross margin	74%	78%			23%	14%

As discussed above, the Divested Business is excluded from our results of operations for the six months ended June 30, 2021 except for an additional loss on disposal of the Divested Business of $4.3 million related to a note receivable we no longer expect to collect and certain disputed payables. Presented below is a summary of the operating loss of the Divested Business that is included in our historical results for the six months ended June 30, 2020 (in thousands):

Net revenue	$10,722
Cost of goods sold	11,342
Gross loss	(620)

Operating expenses:
Selling, general and administrative	(4,426)
Commissions	(105)
Depreciation and amortization expense	(62)

Operating loss	$(5,213)

Please refer to the captions below for further discussion with respect to our net revenue, cost of goods sold, gross profit and gross margin by segment, including the results of operations of the Divested Business and the Retained Business of the Direct Store segment for the six months ended June 30, 2021 and 2020.

Net Revenue. Net revenue increased from $126.3 million for the six months ended June 30, 2020 to $249.6 million for the six months ended June 30, 2021, an increase of $123.2 million or 98%. For the six months ended June 30, 2021, the increase in net revenue was attributable to net revenue generated by Ariix for $133.9 million and Aliven for $1.6 million, partially offset by a reduction in net revenue for our legacy businesses of $8.2 million.

Net revenue for the Direct / Social Selling segment increased by $127.2 million from $97.0 million for the six months ended June 30, 2020 to $224.2 million for the six months ended June 30, 2021. This increase was attributable to net revenue from our newly acquired businesses of $133.9 million for Ariix and $1.6 million for Aliven, for a total of $135.5 million. This increase due to our newly acquired businesses was partially offset by a reduction in net revenue of $8.2 million for the legacy portion of the Direct / Social Selling segment. The decrease in net revenue for the legacy portion of the Direct / Social Selling segment was a result of (i) closure and/or consolidation of a number of smaller, non-core, unprofitable markets on a standalone basis, and (ii) lower quantities of products purchased by consumers during the COVID-19 pandemic and the related mass quarantines and government mandated stay-in-place orders that have been in effect in varying degrees since March 2020.

Net revenue for the Direct Store segment decreased by $4.0 million from $29.3 million for the six months ended June 30, 2020 to $25.3 million for the six months ended June 30, 2021. This decrease was attributable to a reduction in net revenue of $10.7 million due to our disposal of the Divested Business in September 2020, partially offset by an increase in net revenue for the Retained Business of the Direct Store segment of $6.7 million or 36%. This increase in net revenue for the Retained Business of the Direct Store segment was attributable to new customers and expansion of the product portfolio for our DSD business.

Cost of goods sold. Cost of goods sold increased from $46.7 million for the six months ended June 30, 2020 to $78.3 million for the six months ended June 30, 2021, an increase of $31.6 million. Cost of goods sold for the Direct / Social Selling segment increased by $37.4 million, partially offset by a decrease in cost of goods sold of $5.7 million for the Direct Store segment. Cost of goods sold as a percent of net revenue improved to 31% for the six months ended June 30, 2021 as compared to 37% for the six months ended June 30, 2020. This six-percentage point improvement was driven by a shift in segment product mix and target cost synergies associated with the merger with Ariix.

The increase in cost of goods sold for the Direct / Social Selling segment of $37.4 million was primarily attributable to the cost of products sold by Ariix for $38.1 million and Aliven for $0.2 million. Cost of goods sold for the legacy business of the Direct / Social Selling segment decreased by $1.0 million or 5% in comparison to an 8% reduction in net revenue for the legacy business of the Direct / Social Selling segment as discussed above. In order to partially mitigate the effects of COVID-19, since March 2020 we have been offering additional discounts and promotions to the customers of the legacy business of the Direct / Social Selling Segment that are reflected in cost of goods sold.

For the six months ended June 30, 2021, the Direct / Social Selling segment also had a non-recurring charge to cost of goods sold of $0.7 million that related to the sale of inventories acquired as part of the Ariix business combination. The fair value of work-in-process and finished goods inventories on the closing date of the Ariix business combination exceeded the historical carrying value, which represented an element of built-in profit on the closing date that was charged to cost of goods sold as a portion of the related inventories were sold for the six months ended June 30, 2021.

Cost of goods sold for the Direct Store segment decreased by $5.7 million from $25.3 million for the six months ended June 30, 2020 to $19.5 million for the six months ended June 30, 2021. The decrease in cost of goods sold for the Direct Store segment was due to the elimination of cost of goods sold related to the Divested Business which amounted to $11.3 million for the six months ended June 30, 2020. This decrease was partially offset by an increase in cost of goods sold for the Retained Business of $5.6 million or 40%, from $13.9 million for the six months ended June 30, 2020 to $19.5 million for the six months ended June 30, 2021. The increase in cost of goods sold for the Retained Business was primarily attributable to higher product costs associated with the 36% increase in net revenue discussed above.

Gross profit. Gross profit increased from $79.6 million for the six months ended June 30, 2020 to $171.2 million for the six months ended June 30, 2021, an increase of $91.6 million or 115%. The increase in gross profit consisted of $89.9 million attributable to the Direct / Social Selling segment and $1.7 million attributable to the Direct Store segment. The improvement in gross profit for the Direct / Social Selling segment was attributable to gross profit generated by Ariix for $95.8 million and $1.4 million for Aliven, for a total of $97.2 million for the six months ended June 30, 2021. These increases attributable to our newly acquired businesses were partially offset by a reduction in gross profit of $7.3 million related to the legacy business of the Direct / Social Selling segment that resulted from lower sales caused by the COVID-19 pandemic. Gross margin for the legacy business of the Direct / Social Selling segment was 77% for the six months ended June 30, 2021 and 78% for the six months ended June 30, 2020. For the six months ended June 30, 2021, the aggregate gross margin for the businesses acquired from Ariix and Aliven was 72%.

The Direct Store segment accounted for an increase in gross profit of $1.7 million for the six months ended June 30, 2021, driven by cost of goods sold that decreased by 23% whereas net revenue decreased by only 14%. The Divested Business accounted for approximately $0.6 million of negative gross profit for the six months ended June 30, 2020, whereas the Retained Business generated an additional $1.1 million of gross profit for the six months ended June 30, 2021. The Retained Business generated gross profit of approximately $4.7 million and gross margin of 25% for the six months ended June 30, 2020, compared to gross profit of $5.8 million and gross margin of 23% for the six months ended June 30, 2021.

Consolidated gross margin increased from 63% for the six months ended June 30, 2020 to 69% for the six months ended June 30, 2021. Gross margin for the Direct / Social Selling segment decreased from 78% for the six months ended June 30, 2020 to 74% for the six months ended June 30, 2021. Gross margin for the Direct Store segment increased from 14% for the six months ended June 30, 2020 to 23% for the six months ended June 30, 2021.

Commissions. Commissions were $90.7 million for the six months ended June 30, 2021 compared to $37.9 million for the six months ended June 30, 2020, an increase of $52.8 million. For the six months ended June 30, 2021, commissions for the Direct / Social Selling segment included an aggregate of $57.3 million related to the businesses acquired from Ariix and Aliven, partially offset by a reduction in commissions for our legacy businesses of $4.5 million. Commissions for our legacy businesses decreased by 12%, primarily due to the decrease in net revenue for the legacy portion of the Direct / Social Selling segment of 8% and the elimination of commissions related to the Divested Business.

Selling, general and administrative expenses. SG&A expenses increased from $56.9 million or 45% of net revenue for the six months ended June 30, 2020 to $79.9 million or 32% of net revenue for the six months ended June 30, 2021, an increase of $23.0 million that was partially offset by a reduction of $4.4 million related to the Divested Business. The reduction in SG&A as a percent of net revenue reflects the leverage of a consolidated growing business. The net increase in SG&A of $23.0 million was comprised of increases in compensation and benefits expense of $14.0 million, professional fees of $5.0 million, transaction fees related to the sale of products of $2.2 million, communications expenses of $1.7 million, occupancy costs of $1.1 million, and travel and other business expenses of $0.4 million, and is net of a reduction in marketing costs of $1.4 million.

For the six months ended June 30, 2021, approximately $28.9 million of our SG&A expenses related to the businesses acquired from Ariix and Aliven, including compensation and benefits costs of $16.5 million, professional fees of $3.3 million, transaction fees related to the sale of products of $2.3 million, occupancy costs of $1.5 million, and communications expenses of $1.6 million. For the six months ended June 30, 2021, SG&A expenses related to corporate overhead activities and our legacy businesses decreased by $5.8 million which was primarily due to a reduction in marketing costs and compensation and benefits.

Depreciation and amortization expense. Depreciation and amortization expense included in operating expenses increased from $3.5 million for the six months ended June 30, 2020 to $9.4 million for the six months ended June 30, 2021, an increase of $5.9 million. This increase was primarily attributable to amortization expense of $5.7 million related to identifiable intangible assets of $131.8 million acquired in our business combination with Ariix in November 2020.

Loss on disposal of Divested Business. In September 2020, we sold our BWR subsidiary and substantially all U.S. retail brands and recognized a loss of $3.4 million. Based on recent communications with the Buyer, we determined that collection of a $2.5 million note receivable and accrued interest of $0.2 million is unlikely. Additionally, we were informed that BWR refuses to pay approximately $1.6 million of supplier obligations that we may ultimately be responsible to settle. Accordingly, we recognized additional losses related to the disposal of the Divested Business of $4.3 million for the six months ended June 30, 2021.

Interest expense. Interest expense increased from $1.2 million for the six months ended June 30, 2020 to $6.2 million for the six months ended June 30, 2021, an increase of $5.0 million. For the six months ended June 30, 2021, interest expense of $6.2 million includes (i) interest expense paid in cash of $1.2 million based on the contractual rate of 8.0% under our Senior Notes, (ii) accretion of discount of $4.4 million related to the Senior Notes, and (iii) imputed interest expense of $0.5 million related to our deferred lease financing obligation and business combination obligations.

As of December 31, 2020, the overall effective interest rate on the Senior Notes was approximately 42.3%, including the 8.0% stated rate. On January 4, 2021, the lenders agreed to amend the Senior Notes in exchange for the issuance of 400,000 shares of Common Stock with a fair value of approximately $1.1 million as of the issuance date. This amount was accounted for as a modification of the Senior Notes that resulted in an additional discount of $1.1 million. This amendment fee and other lender-initiated changes that affect the timing and amount of principal payments are accounted for prospectively as a revision of the effective interest rate. Accordingly, as of June 30, 2021, the overall effective interest rate was approximately 46.8%, including the 8.0% stated rate.

For the six months ended June 30, 2020, interest expense was primarily attributable to (i) interest expense of $0.2 million based on the contractual rates under our former EWB Credit Facility based on a weighted average interest rate of 5.3% and weighted average borrowings outstanding of $14.3 million, (ii) accretion of discount for a total of $0.2 million, (iii) imputed interest expense of $0.1 million related to our deferred lease financing obligation and (iv) cash settlements under our interest rate swap agreement, unused line fees and other interest charges of $0.1 million.

For the six months ended June 30, 2020, interest expense was primarily attributable to (i) interest expense based on the contractual rates under the EWB Credit Facility of $0.4 million based on a weighted average interest rate of 5.3% and weighted average borrowings outstanding of $14.5 million, (ii) accretion of discount for a total of $0.3 million related to the Morinda business combination liabilities and the EWB Credit Facility, (iii) imputed interest expense of $0.3 million related to our deferred lease financing obligation, (iv) cash settlements under our interest rate swap agreement of $0.1 million, and (v) unused line fees and other interest charges of $0.1 million.

Gain from change in fair value of derivatives. For the six months ended June 30, 2021, we recognized a gain from changes in fair value of derivatives of $21.2 million compared to a loss of $0.3 million for the three months ended June 30, 2020. This gain of $21.2 million consisted of (i) $12.8 million related to the Ariix business combination derivative liabilities discussed in Note 3 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, and (ii) $8.4 million related to warrants issued on February 16, 2021, as discussed in Note 7 to our unaudited condensed consolidated financial statements.

The fair value of derivative liabilities can be extremely volatile from period to period since the related valuations are heavily influenced by the current market price of our Common Stock. The closing price for shares of our Common Stock decreased by 15% from $2.63 per share as of December 31, 2020, to $2.23 per share as of June 30, 2021. This 15% decrease in the value of our shares was the principal factor that reduced fair value and resulted in the $12.8 million gain related to the Ariix business combination derivative liabilities for the six months ended June 30, 2021. The closing price for shares of our Common Stock decreased by 37% from $3.52 per share as of February 16, 2021 when the warrants were issued, to $2.23 per share as of June 30, 2021. This 37% decrease in the value of our shares was the principal factor that resulted in the $8.4 million gain related to the warrant derivative liability for the six months ended June 30, 2021.

For the six months ended June 30, 2020, we were subject to an interest rate swap agreement entered into in connection with our former EWB Credit Facility. The fair value of this derivative liability increased by $0.3 million due to a decline in interest rates which resulted in our recognition of a loss for $0.3 million. The swap agreement provided for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. We terminated this swap agreement when we terminated the EWB Credit Facility in December 2020.

Interest and other income (expense), net. Interest and other income (expense), net amounted to a loss of $0.4 million for the six months ended June 30, 2021 and income of $0.7 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, interest and other income (expense), net was primarily comprised of foreign exchange losses of $0.7 million, and a loss of $0.1 million related to the sale of property and equipment, partially offset by interest income of $0.3 million. Interest and other income (expense), net for the six months ended June 30, 2020 consisted of foreign exchange gains of $0.6 million and interest income of $0.1 million, partially offset by a loss of $0.1 million related to the sale of property and equipment.

Income tax expense. For the six months ended June 30, 2021 and 2020, we recognized income tax expense of $1.9 million and $1.3 million, respectively. Income tax expense primarily consisted of foreign income taxes associated with profitable foreign markets.

Inflation and changing prices. For the six months ended June 30, 2021 and 2020, the impact of inflation and changing prices have not had a significant impact on our net revenue, cost of goods sold and operating expenses.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2021, we incurred an operating loss of $13.2 million and cash used in our operating activities was $5.6 million. For the year ended December 31, 2020, we incurred an operating loss of $34.9 million and cash used in our operating activities was $34.3 million. As of June 30, 2021, we had an accumulated deficit of $152.2 million.

In February 2021, we entered into a securities purchase agreement in connection with a private placement of units that consisted of an aggregate of approximately 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares of Common Stock. At the closing, we received net proceeds of approximately $53.8 million. As of June 30, 2021, we had cash and cash equivalents of $80.9 million and the current portion of restricted cash was $5.6 million, for a total of $86.5 million. As of June 30, 2021, we had working capital of $53.9 million.

During the 12-month period ending on June 30, 2022, cash payments will be required to settle certain obligations, including up to $25.1 million of principal and interest under our Senior Notes discussed below, operating lease payments of $9.1 million, and deferred consideration related to business combinations of $1.1 million. We believe our existing cash and cash equivalents of $80.9 million and the current portion of restricted cash of $5.6 million will be sufficient to fund our contractual obligations and working capital requirements at least through August 2022.

Please refer to the sections below for further discussion about our recent financing activities and business combination obligations.

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

The warrants have an initial exercise price of $5.00 per share, subject to adjustment in certain circumstances. The warrants are exercisable until March 29, 2024. In the event of certain fundamental transactions, the holders of the warrants could be entitled to a net cash settlement whereby the warrants are not considered to be indexed to our shares of Common Stock. Accordingly, the warrants are required to be recorded at fair value and classified as derivative liabilities. The net proceeds from the private placement of approximately $53.8 million were allocated to the initial fair value of the warrants for $14.1 million and the remainder of $39.7 million was allocated to the shares of Common Stock.

Pursuant to the registration rights agreement, we filed a registration statement covering the resale of the shares of Common Stock and the Warrant Shares that was declared effective by the SEC on March 29, 2021 and that has continued to remain effective since that date. If we fail to maintain the effectiveness of the registration statement, the investors would be entitled to liquidated damages equal to 2.0% of the aggregate subscription amount on each 30-day anniversary of such failure.

Senior Notes

On November 30, 2020, we entered into a securities purchase agreement for a private placement of (i) 8.00% Original Issue Discount Senior Secured Notes with an initial principal balance of $32.4 million (the “Senior Notes”), (ii) 800,000 shares of Common Stock referred to as Commitment Shares, (iii) Class A Warrants to purchase 750,000 shares of Common Stock exercisable at $3.75 per share, and (iv) Class B Warrants to purchase 750,000 shares of Common Stock exercisable at $5.75 per share. The Senior Notes bear interest at an annual rate of 8.0% applied to the contractual principal balance with such accrued interest payable in cash monthly.

For the months of February 2021 through April 2021, the holders of the Senior Notes requested that we make principal payments up to $1.0 million per month which were paid timely. Beginning in May 2021 and continuing for each subsequent month, the holders of the Senior Notes are entitled to request that we make principal payments of up to $2.0 million per month. The holders of the Senior Notes requested principal payments of $1.0 million in May 2021 and $2.0 million in June 2021 that we paid timely. The maturity date of the Senior Notes is on December 1, 2022. However, if the holders of the Senior Notes exercise their rights to demand the maximum principal payments permitted in each future month, the Senior Notes would be repaid in full by August 2022. We may prepay all or a portion of the outstanding principal amount of the Senior Notes at any time, subject to a prepayment fee of 3.0% of the outstanding principal balance through December 1, 2021.

We were required to maintain restricted cash balances of $18.0 million until February 2021. Beginning in February 2021, the requirement to maintain restricted cash balances was reduced to $8.0 million until such time and to the extent that the outstanding stated principal balance of the Senior Notes is reduced below $8.0 million. Assuming the holders of the Senior Notes continue to exercise their rights to demand the maximum principal payments permitted in each month, the stated principal balance is expected to exceed $8.0 million until April 2022. As of June 30, 2021, approximately $5.6 million of this restricted cash balance is classified as a current asset since those funds may be utilized to make principal payments that are classified within current maturities of long-term debt.

Our obligations under the Senior Notes are secured by substantially all of our assets, including all personal property and all proceeds and products thereof, goods, contract rights and other general intangibles, accounts receivable, intellectual property, equipment, and deposit accounts and a lien on certain real estate. The Senior Notes contain certain restrictions and covenants, which restrict our ability to incur additional debt or make guarantees, sell assets, make investments or loans, make distributions or create liens or other encumbrances. The Senior Notes also require that we comply with certain financial covenants, including maintaining minimum cash, minimum adjusted EBITDA, minimum revenue, and a maximum ratio of cash in foreign bank accounts to cash in U.S. deposit accounts subject to account control agreements. As of June 30, 2021, we were in compliance with all covenants related to the Senior Notes. The Senior Notes contain customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults, material adverse effect defaults, change of management defaults, and a change in control. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become immediately due and payable and interest on the obligations increases to an annual rate of 12.0%.

PPP Loans

Pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we obtained a PPP Loan in April 2020 for approximately $6.9 million. In May 2020, Ariix obtained a PPP loan for approximately $2.8 million, and we assumed this obligation in connection with the business combination. These PPP Loans are unsecured and guaranteed by the SBA, bear interest at a fixed rate of 1.0% per annum and provide for maturity dates on the second anniversary of the respective loan agreements. We applied to the respective lenders to request forgiveness of both PPP Loans, with the amounts that may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred during the permitted period as calculated in accordance with the terms of the CARES Act. The eligibility for the PPP Loans, expenditures that qualify toward forgiveness, and the final balance of the PPP Loans that may be forgiven are subject to audit and final approval by the SBA.

In July 2021, we were informed that forgiveness of both PPP Loans was approved by the SBA for approximately $9.7 million including accrued interest through June 30, 2021. We will recognize forgiveness of the PPP Loans during the third quarter of 2021 when the lender legally released us of our obligation to repay the PPP Loans.

Business Combination Liabilities

On November 16, 2020 (the “Ariix Closing Date”), we completed a business combination with Ariix, LLC (“Ariix”) for total purchase consideration of $155.1 million that consisted of (i) 19.7 million shares of Common Stock with a fair value of $54.2 million, (ii) $10.0 million payable in cash, (iii) fair value of $37.0 million related to 14.5 million shares of Common Stock that were subject to shareholder approval (the “Fixed Shares”), and (iv) fair value of $53.9 million related to up to 25.5 million shares of Common Stock that are subject to variation based on the outcome of working capital adjustments and potential indemnification claims (the “Variable Shares”). If our shareholders had failed to approve the issuance of the Fixed Shares and the Variable Shares, we would have been required to make cash payments of $163.3 million to the sellers (the “Sellers”) of Ariix. Accordingly, we accounted for the obligations to issue the Fixed Shares and the Variable Shares or pay $163.3 million of cash as derivative liabilities with an aggregate fair value of $90.9 million on the Ariix Closing Date. During the first quarter of 2021, we issued the 19.7 million shares of Common Stock and made the $10.0 million cash payment.

In January 2021, we entered into a letter of clarification (the “Clarification Letter”) that explained the intent of the parties, whereby a cash account of Ariix with a Chinese bank that had a balance of $3.1 million remained an asset of the Sellers, and the number of shares of our Common Stock issuable to the Sellers was reduced by 0.5 million shares. Based on the terms of the Clarification Letter, a $29.0 million working capital shortfall on the opening balance sheet of Ariix, and the failure of Ariix to repay $5.0 million of business combination liabilities prior to the closing date, the number of Variable Shares issuable to the Sellers has been reduced from 25.5 million shares to approximately 20.1 million shares. In addition, we were obligated to pay up to $10.0 million of interim merger consideration on May 16, 2021, but this payment was eliminated as a result of the working capital shortfall.

On May 14, 2021, our shareholders approved the issuance of the Fixed Shares and the Variable Shares. The Fixed Shares are issuable for 11.7 million shares as soon as the Sellers provide detailed issuance instructions, and the remaining 2.9 million shares are issuable by January 16, 2022. Since the conditions that required accounting for the Fixed Shares as a derivative liability were eliminated upon receipt of shareholder approval, the fair value of the Fixed Shares of $30.3 million as of May 14, 2021, has been reclassified from a liability to a component of stockholders’ equity.

The Variable Shares are issuable on November 16, 2021. However, the number of shares is subject to subsequent adjustments based on the outcome of potential indemnification claims by either party, whereby indemnification claims awarded to either party through November 16, 2021 will be settled by increasing or decreasing the number of Variable Shares based on a fixed conversion price of $5.53 per share. Accordingly, we are required to continue to account for the Variable Shares as a derivative liability until the number of shares becomes fixed. As of June 30, 2021, the fair value of the Variable Shares derivative liability amounted to $44.8 million. While the Variable Shares are accounted for as a derivative liability, there are no circumstances under which we could be required to pay cash to the Sellers to settle this liability. As of June 30, 2021 and December 31, 2020, our business combination liabilities consisted of the following (in thousands):

	2021	2020

Liabilities to former owners of Ariix:
Fair value of Fixed Shares derivative liability	$-	$37,028
Fair value of Variable Shares derivative liability	44,773	53,846
Total derivative liabilities	44,773	90,874
Short-term debt payable in cash	-	10,000
Business combination liabilities assumed from Ariix:
Fair value of deferred consideration payable:
LIMU	3,495	3,656
Zennoa	1,885	2,196
Short-term debt for Zennoa	-	850
Total	50,153	107,576
Less current portion	1,140	11,750

Long-term portion	$49,013	$95,826

Aliven Business Combination

On June 1, 2021 (the “Aliven Closing Date”) we entered into an Asset Purchase Agreement (“APA”) with Aliven, Inc. (“Aliven”) that was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, and using the fair value concepts set forth in ASC 820, Fair Value Measurement. Aliven is a Japan-based direct selling company. We entered into the APA to accelerate growth with its direct-to-consumer business model in Japan and to expand its portfolio of healthy products. Pursuant to the APA, we acquired the assets and assumed the liabilities of Aliven for total purchase consideration that consisted of approximately 1.1 million shares of our Common Stock with a fair value of approximately $2.6 million.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	2021	2020

Net cash provided by (used in):
Operating activities	$(5,560)	$(23,596)
Investing activities	(10,765)	(1,821)
Financing activities	43,459	20,748

Cash Flows Used in Operating Activities

For the six months ended June 30, 2021, we recognized a net loss of $0.4 million compared to a net loss of $21.2 million for the six months ended June 30, 2020. The following adjustments are taken into account to reconcile our net loss to net cash used in operating activities for the six months ended June 30, 2021 and 2020 (in thousands):

	2021	2020

Net loss	$(397)	$(21,172)
Non-cash expenses, net of deferred tax benefit	27,091	9,661
Non-cash loss (gain) from change in fair value of derivatives	(21,216)	306
Net changes in operating assets and liabilities	(11,038)	(12,391)

Net cash used in operating activities	$(5,560)	$(23,596)

For the six months ended June 30, 2021 and 2020, we incurred net non-cash expenses of $27.1 million and $9.7 million, respectively. Significant non-cash expenses include depreciation and amortization expense, non-cash lease expense, accretion of debt discount, and stock-based compensation expense. For the six months ended June 30, 2021, non-cash expenses include $9.6 million of depreciation and amortization expense, $6.2 million of non-cash lease expense, $4.4 million of accretion of debt discount related to the Senior Notes, stock-based compensation expense of $4.2 million, and a loss related to an uncollectible note receivable of $2.7 million. For the six months ended June 30, 2021, we recognized a non-cash gain from changes in the fair value of derivative liabilities of $21.2 million.

Net changes in our operating assets and liabilities can have a significant impact on operating cash flow. For the six months ended June 30, 2021, changes in operating assets and liabilities used $11.0 million of operating cash flows. This amount consisted of (i) reductions in accounts payable of $5.8 million primarily due to payments to Ariix’s suppliers and service providers, (ii) a reduction in accrued liabilities of $11.5 million, including cash payments related to operating lease liabilities of $5.2 million, a reduction in deferred revenue of $4.4 million, and a reduction in accrued commissions of $1.4 million. The total reduction in accounts payable and accrued liabilities was $17.3 million, which was partially offset by reductions in (i) inventories of $4.7 million that were primarily due to the integration of Ariix where we adjusted purchasing activity based on product demand planning, and (ii) prepaid expenses and other assets of $1.6 million, to arrive at $11.0 million of net cash outflows due to changes in operating assets and liabilities.

For the six months ended June 30, 2020, changes in operating assets and liabilities used $12.4 million of operating cash flows. The primary uses of operating cash flows for the six months ended June 30, 2020 were from (i) a reduction in other accrued liabilities of $12.9 million, (ii) an increase in accounts receivable of $2.3 million, and (iii) a decrease in accounts payable of $0.6 million. These changes that used operating cash flow totaled $15.8 million and were partially offset by changes in operating assets and liabilities that increased our operating cash flows, including a decrease in inventories of $2.8 million, and a reduction in prepaid expenses, deposits and other assets of $0.5 million. The $13.2 million decrease in accrued liabilities was primarily attributable to payment of income tax liabilities of $13.1 million in March 2020 that arose from the sale of real estate in Tokyo, Japan in March 2019.

Cash Flows from Investing Activities

For the six months ended June 30, 2021, cash used in investing activities was $10.8 million. This amount was attributable to a cash payment for merger consideration of $10.0 million pursuant to our business combination with Ariix, and (ii) purchases of equipment of $0.8 million primarily for the Direct / Social Selling segment.

For the six months ended June 30, 2020, our investing cash flows consisted of cash payments for capital expenditures of $2.0 million, partially offset by proceeds from the sale of equipment of $0.2 million. Our capital expenditures consisted of $1.8 million in our Direct / Social Selling segment and $0.2 million in our Direct Store segment.

Cash Flows from Financing Activities

Our financing activities generated net cash proceeds of $43.5 million and $20.7 million for the six months ended June 30, 2021 and 2020, respectively. The principal sources of cash from our financing activities for the six months ended June 30, 2021 consisted of (i) net proceeds of $53.8 million from our February 2021 private placement that resulted in the issuance of an aggregate of approximately 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares, and (ii) proceeds of $0.5 million from the exercise of stock options that resulted in the issuance of approximately 288,000 shares of Common Stock. These sources of cash flow from financing activities totaled $54.3 million and were partially offset by cash outflows for (i) principal payments under the Senior Notes of $6.0 million, (ii) a $4.5 million payment of business combination liabilities primarily related to our acquisition of Ariix, and (iii) an aggregate of $0.4 million of payments for offering costs and reductions in our deferred lease financing obligation.

For the six months ended June 30, 2020, the principal source of cash from our financing activities consisted of net cash proceeds of $25.1 million from the issuance of approximately 16.1 million shares of Common Stock pursuant to our former At the Market Offering Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC, and cash proceeds of $6.9 million under a PPP Loan obtained in April 2020. For the six months ended June 30, 2020, our cash outflows primarily consisted of principal repayments under our former EWB Credit Facility of $10.5 million, payments of $0.3 million related to the deferred lease financing obligation, payments of $0.3 million related to business combination obligations, and total payments of $0.2 million for debt issuance costs and offering costs related to the ATM Agreement. For the six months ended June 30, 2020, our principal payments under our former EWB Credit Facility included $0.8 million under the term loan and $9.7 million to repay the revolver.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2021 and 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

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

EBITDA and Adjusted EBITDA. The calculation of our EBITDA and Adjusted EBITDA is presented below for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income (loss)	$17,371	$(9,554)	$(397)	$(21,172)
EBITDA Non-GAAP adjustments:
Interest expense	3,040	600	6,163	1,172
Income tax expense	740	551	1,890	1,274
Depreciation and amortization expense	4,822	1,873	9,596	3,752

EBITDA	25,973	(6,530)	17,252	(14,974)
Adjusted EBITDA Non-GAAP adjustments:
Stock-based compensation expense	2,187	1,092	4,149	2,449
Loss on disposal of Divested Business	4,339	-	4,339	-
Loss (gain) from change in fair value of derivatives	(30,829)	(20)	(21,216)	306

Adjusted EBITDA	$1,670	$(5,458)	$4,524	$(12,219)

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

Loss on disposal of Divested Business: We have excluded the loss on disposal of Divested Business that was primarily related to an uncollectible note receivable and certain liabilities to former suppliers. As a result, this loss was unrelated to current operational decisions and performance.

Loss (gain) from change in fair value of derivatives: We have excluded derivative gains and losses since they can be highly volatile from period to period based on factors that are outside the control of our core business activities. Specifically, the variations that impact fair value heavily depend on the trading price of our Common Stock and global interest rates. As a result, gains and losses from changes in the fair value of derivatives vary for reasons that are generally unrelated to operational decisions and performance in any particular period.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation completed as of June 30, 2021, our CEO and CFO concluded that our disclosure controls and procedures were not effective since the material weakness in internal controls over financial reporting discussed below has not yet been remediated.

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

Material Weakness

As of June 30, 2021, a material weakness exists related to the Company’s failure to design and implement monitoring activities over the acquisition of Ariix that resulted in the inability to issue our consolidated financial statements for inclusion in the 2020 Form 10-K by the required due date. Specifically, due to the size and timing of the acquisition of Ariix, we did not have sufficient resources to adequately monitor the consolidation of the financial information and purchase allocation of Ariix in order to prevent or detect material misstatements.

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

Plan of Remediation of Material Weakness

The Company has taken or will take the following steps to remediate the material weakness:

●	We will alter the design of our controls over acquisitions to better evaluate the potential financial reporting impact relating to the timing of future acquisitions, including evaluating the adequacy and competency of the accounting function of the potential company being acquired. In addition, we will give careful consideration before waiving due diligence requirements, such as requiring audited financial statements, prior to closing future acquisitions.
●	The Company will hire additional personnel with the requisite technical skills in U.S. GAAP accounting to support the growth of the Company while enhancing the overall competency level of the acquired company’s accounting staff.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

The following additional risk factor should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2020 Form 10-K. The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2020 Form 10-K. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2020 Form 10-K.

You should carefully consider the risks described below and in our 2020 Form 10-K in addition to the other information set forth in this Report and in our 2020 Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, financial condition, results of operations or the prices of our publicly traded securities. The risks described below and in our 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition, results of operations or the prices of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.

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

In December 2020, we engaged external counsel, accountants, and other advisors to conduct an independent investigation of Ariix’s international business practices, during which the investigation team identified conduct that potentially was in violation of the FCPA. In August 2021, we made a voluntary self-disclosure to the U.S. Department of Justice (“DOJ”) and the SEC about these items and our investigation. Although our reporting to the DOJ and SEC is ongoing, we believe our investigation is substantially complete. We have initiated procedures to remediate such practices. These findings provide opportunity for targeted, enhanced controls and additional training and other remediation. We intend to fully cooperate with the DOJ and SEC, with the assistance of legal counsel, to conclude this matter. We are unable at this time to predict when the government agencies’ review of these matters will be completed or what regulatory or other consequences may result.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2021, we issued 1,071,500 shares of Common Stock with a fair value of approximately $2,588,000 pursuant to an Asset Purchase Agreement that resulted in our acquisition of the assets of Aliven, Inc., a Japan-based direct selling company. For additional information, please refer to our Current Report on Form 8-K that we filed with the SEC on June 3, 2021.

These securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. There were no other unregistered sales of our equity securities during the three months ended June 30, 2021.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits.

The following exhibits are incorporated by reference or filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

2.1	Plan of Conversion of NewAge, Inc. dated May 24, 2021 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on May 24, 2021).
2.2	Asset Purchase Agreement, dated June 1, 2021, between NewAge, Inc. and Aliven, Inc. (incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on June 3, 2021).
3.1	Articles of Conversion, effective May 24, 2021, as filed by NewAge, Inc. with the Secretary of State of the State of Washington (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the SEC on May 24, 2021).
3.2	Certificate of Conversion, effective May 24, 2021, as filed by NewAge, Inc. with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the SEC on May 24, 2021).
3.3	Certificate of Incorporation, effective May 24, 2021, as filed by NewAge, Inc. with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.3 of our Form 8-K filed with the SEC on May 24, 2021).
3.4	Bylaws, effective May 24, 2021 (incorporated by reference to Exhibit 3.4 of our Form 8-K filed with the SEC on May 24, 2021).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewAge, Inc.

Date: August 9, 2021		/s/ Brent Willis
	Name:	Brent Willis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021		/s/ Kevin Manion
	Name:	Kevin Manion
	Title:	Chief Financial Officer
(Principal Financial Officer)

