Form 10-Q
period 2021-09-30
NewAge, Inc.
filed 2021-11-09
CIK 1579823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2021

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

The registrant had 146,812,746 shares of its Common Stock, $0.001 par value per share, outstanding as of November 5, 2021.

NewAge, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NewAge, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value per share)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$46,829	$43,711
Trade accounts receivable, net of allowance of $918 and $582, respectively	8,873	12,341
Inventories	48,876	48,051
Prepaid expenses and other	15,123	13,032
Current portion of restricted cash	12,000	10,000
Assets held for sale	6,884	-
Total current assets	138,585	127,135

Long-term assets:
Identifiable intangible assets, net of accumulated amortization	144,539	169,611
Goodwill	54,621	54,993
Right-of-use lease assets	29,580	38,764
Property and equipment, net of accumulated depreciation	22,786	28,076
Deferred income taxes	7,404	7,782
Deposits and other	4,621	5,297
Restricted cash, net of current portion	3,514	11,524
Total assets	$405,650	$443,182

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,997	$22,774
Accrued liabilities	56,533	70,007
Current maturities of long-term debt	17,636	18,016
Operating lease liability related to right-of-use assets held for sale	4,503	-
Current portion of business combination liabilities	1,140	11,750
Total current liabilities	97,809	122,547

Long-term liabilities:
Business combination liabilities, net of current portion	28,222	95,826
Long-term debt, net of current maturities	-	16,181
Operating lease liabilities, net of current portion:
Lease liability	27,054	34,788
Deferred lease financing obligation	15,372	15,882
Deferred income taxes	5,019	5,391
Warrant derivative liability	1,782	-
Other	8,284	8,313
Total liabilities	183,542	298,928

Commitments and contingencies (Note 10)

Redeemable Common Stock, 800 shares as of December 31, 2020	-	2,101

Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000 shares; no shares issued	-	-
Common Stock, $0.001 par value per share. Authorized 400,000 and 200,000 shares as of September 30, 2021 and December 31, 2020, respectively; issued and outstanding 146,808 and 99,146 shares as of September 30, 2021 and December 31, 2020, respectively	147	99
Additional paid-in capital	363,205	236,732
Obligation to issue 4,551 and 19,704 shares of Common Stock as of September 30, 2021 and December 31, 2020, respectively	9,464	54,186
Note receivable for stock subscription	-	(1,250)
Accumulated other comprehensive income	4,204	4,201
Accumulated deficit	(154,912)	(151,815)
Total stockholders’ equity	222,108	142,153
Total liabilities, redeemable Common Stock, and stockholders’ equity	$405,650	$443,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except loss per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net revenue	$99,553	$62,719	$349,111	$189,049
Cost of goods sold	33,567	25,224	111,925	71,952

Gross profit	65,986	37,495	237,186	117,097

Operating expenses:
Commissions	36,823	17,458	127,540	55,378
Selling, general and administrative	39,027	27,983	118,928	84,868
Impairment of long-lived assets	16,186	-	16,186	400
Depreciation and amortization expense	4,385	1,751	13,783	5,293
Loss on disposal of Divested Business	-	3,446	4,339	3,446

Total operating expenses	96,421	50,638	280,776	149,385

Operating loss	(30,435)	(13,143)	(43,590)	(32,288)

Non-operating income (expense):
Gain (loss) from change in fair value of derivatives	19,498	(86)	40,714	(392)
Gain from forgiveness of PPP Loans and accrued interest	9,751	-	9,751	-
Interest and other income, net	1,397	229	992	954
Interest expense	(2,526)	(521)	(8,689)	(1,693)

Loss before income taxes	(2,315)	(13,521)	(822)	(33,419)
Income tax expense	(385)	(612)	(2,275)	(1,886)

Net loss	(2,700)	(14,133)	(3,097)	(35,305)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	726	1,275	3	332

Comprehensive loss	$(1,974)	$(12,858)	$(3,094)	$(34,973)

Net loss per share of Common Stock:
Basic	$(0.02)	$(0.14)	$(0.02)	$(0.38)
Diluted	$(0.11)	$(0.14)	$(0.19)	$(0.38)
Weighted average number of shares of Common Stock outstanding:
Basic	151,411	97,819	140,894	92,087
Diluted	170,251	97,819	167,657	92,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2021 and 2020

(In thousands)

				Obligation	Note	Accumulated
			Additional	to Issue	Receivable	Other
	Common Stock		Paid-in	Common	For Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Subscription	Income	Deficit	Total

Nine Months Ended September 30, 2021
Balances, December 31, 2020	99,146	$99	$236,732	$54,186	$(1,250)	$4,201	$(151,815)	$142,153
Issuance of Common Stock:
In Ariix business combination	19,704	20	54,166	(54,186)	-	-	-	-
In Aliven business combination	1,072	1	2,587	-	-	-	-	2,588
Private placement of Common Stock, net of issuance costs	14,636	15	39,635	-	-	-	-	39,650
Upon vesting of restricted stock awards	761	1	(1)	-	-	-	-	-
For exercise of stock options	289	-	530	-	-	-	-	530
Reclassification of Redeemable Common Stock	1,200	1	3,160	-	-	-	-	3,161
Reclassification of Fixed Shares derivative liability	-	-	-	30,263	-	-	-	30,263
Issuance of Common Stock to settle portion of settlement obligation	10,000	10	20,789	(20,799)	-	-	-	-
Stock-based compensation expense	-	-	5,607	-	-	-	-	5,607
Allowance for Divested Business stock subscription receivable	-	-	-	-	1,250	-	-	1,250
Net change in accumulated other comprehensive income	-	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	-	(3,097)	(3,097)
Balances, September 30, 2021	146,808	$147	$363,205	$9,464	$-	$4,204	$(154,912)	$222,108

Nine Months Ended September 30, 2020
Balances, December 31, 2019	81,873	$82	$203,862	$-	$-	$802	$(112,471)	$92,275
Issuance of Common Stock:
In ATM public offering, net of offering costs	16,130	16	24,942	-	-	-	-	24,958
In exchange for note receivable	692	1	1,249	-	(1,250)	-	-	-
For exercise of stock options	17	-	34	-	-	-	-	34
Upon vesting of restricted stock awards	558	-	-	-	-	-	-	-
Purchase and retirement of Common Stock	(780)	(1)	(1,192)	-	-	-	-	(1,193)
Stock-based compensation expense	-	-	3,280	-	-	-	-	3,280
Net change in accumulated other comprehensive income	-	-	-	-	-	332	-	332
Net loss	-	-	-	-	-	-	(35,305)	(35,305)
Balances, September 30, 2020	98,490	$98	$232,175	$-	$(1,250)	$1,134	$(147,776)	$84,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2021 and 2020

(In thousands)

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,097)	$(35,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from change in fair value of derivatives, net	(40,714)	392
Gain from forgiveness of PPP Loans and accrued interest	(9,751)	-
Impairment of long-lived assets	16,186	400
Depreciation and amortization	14,077	5,607
Non-cash lease expense	7,381	3,913
Accretion of debt discount	6,171	414
Stock-based compensation expense	5,624	3,415
Allowance for uncollectible note receivable and accrued interest from Divested Business	2,701	-
Deferred income tax expense (benefit)	490	(442)
Loss from sale of property and equipment	332	128
Other	118	73
Loss on disposal of Divested Business	-	3,446
Changes in operating assets and liabilities, net of effects of business combination:
Trade accounts receivable	240	(932)
Inventories	(87)	2,741
Prepaid expenses, deposits and other	117	519
Accounts payable	(4,915)	(484)
Other accrued liabilities	(20,486)	(13,738)
Net cash used in operating activities	(25,613)	(29,853)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payments for Ariix business combination	(10,000)	-
Capital expenditures for property and equipment	(1,267)	(2,108)
Cash advance under unsecured promissory note	-	(1,250)
Proceeds from sale of equipment	4	231
Proceeds received from buyer of Divested Businesses, net of cash conveyed of $209	-	381
Net cash used in investing activities	(11,263)	(2,746)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of Units, net of placement fee:
Fair value of warrants to purchase 7,318 shares of Common Stock	14,128	-
Residual fair value of 14,636 shares of Common Stock	39,673	-
Proceeds from exercise of stock options	530	34
Proceeds from issuance of common stock	-	25,122
Proceeds from borrowings	-	6,868
Principal payments on borrowings	(12,000)	(10,825)
Principal payments on business combination obligations	(9,702)	(5,761)
Payments under deferred lease financing obligation	(495)	(480)
Debt issuance costs paid	(21)	(95)
Payments for deferred offering costs	(24)	(164)
Purchase and retirement of 780 shares of Common Stock	-	(1,193)
Net cash provided by financing activities	32,089	13,506
Effect of foreign currency translation changes	1,895	(247)
Net change in cash, cash equivalents and restricted cash	(2,892)	(19,340)
Cash, cash equivalents and restricted cash at beginning of period	65,235	64,571
Cash, cash equivalents and restricted cash at end of period	$62,343	$45,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2021 and 2020

(In thousands)

	2021	2020

SUMMARY OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:
Cash and cash equivalents	$46,829	$26,885
Current portion of restricted cash	12,000	1,500
Long-term portion of restricted cash	3,514	16,846
Total	$62,343	$45,231

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,052	$726
Cash paid for income taxes	$2,130	$15,788
Cash paid for amounts included in the measurement of operating lease liabilities	$7,094	$7,131
Right-of-use assets acquired in exchange for operating lease liabilities	$2,535	$3,034

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock in Ariix business combination	$54,186	$-
Reclassification of Fixed Shares derivative liability to equity	$30,263	$-
Reclassification of 1,200 shares of Redeemable Common Stock to equity	$3,161	$-
Clarification Letter obligation in exchange for reduction of shares issuable for derivative liability	$3,056	$-
Issuance of Common Stock in Aliven business combination	$2,588	$-
Issuance of 400 shares of Redeemable Common Stock for Senior Notes amendment fee	$1,060	$-
Issuance of Common Stock for unsecured promissory note receivable	$-	$1,250
Increase in payables for debt issuance costs	$-	$150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 —BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Overview

NewAge, Inc. (the “Company”) was formed under the laws of the State of Washington on April 26, 2010. Effective May 24, 2021, the Company reincorporated to the State of Delaware (the “Reincorporation”) under a plan of conversion, dated May 14, 2021 (the “Plan of Conversion”). Pursuant to the Plan of Conversion, the Company also adopted new bylaws (the “Delaware Bylaws”). As a result of the Reincorporation, each outstanding share of Common Stock of the Company as a Washington corporation automatically converted into an outstanding share of Common Stock of the Company as a Delaware corporation. In addition, each outstanding stock option and warrant, or right to acquire shares of Common Stock of the Company as a Washington corporation converted into an equivalent stock option, warrant, or right to acquire, upon the same terms and conditions and for the same number of shares of Common Stock of the Company as a Delaware corporation (including the vesting schedule and exercise or conversion price per share applicable to each such option, warrant or other convertible right).

Effective July 28, 2020, the Company amended its Articles of Incorporation to change its name from New Age Beverages Corporation to NewAge, Inc. Accordingly, all references herein have been changed to reflect the new name. The Company changed its name to NewAge, Inc. as it built out its distribution system and was in a position to drive a broader portfolio of products through that system that spans more than 50 markets worldwide with a large network of exclusive independent distributors (“Brand Partners”) and customers. The Company is a healthy and organic consumer products company engaged in the development and commercialization of a portfolio of brands in three core category platforms including health and wellness, healthy appearance, and nutritional performance primarily in a direct-to-consumer route to market.

Segments

The Company’s chief operating decision maker (the “CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance. The Company’s CODM assesses performance and allocates resources based on the financial information of two operating segments, the Direct / Social Selling segment and the Direct Store segment. These two reportable segments focus on the sale of distinctly different products and are managed separately because they have different marketing strategies, customer bases, and economic characteristics. Please refer to Note 14 for additional information about the Company’s operating segments.

Basis of Presentation

The unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on March 18, 2021 (the “2020 Form 10-K”).

The accompanying condensed consolidated balance sheet and related disclosures as of December 31, 2020 have been derived from the Company’s audited financial statements. The Company’s financial condition as of September 30, 2021 and its operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2021.

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

NOTE 2 — LIQUIDITY AND GOING CONCERN

For the nine months ended September 30, 2021, the Company incurred an operating loss of $43.6 million and cash used in operating activities was $25.6 million. For the year ended December 31, 2020, the Company incurred an operating loss of $34.9 million and cash used in operating activities was $34.3 million. As of September 30, 2021, the Company had an accumulated deficit of $154.9 million.

In February 2021, the Company entered into a securities purchase agreement in connection with a private placement of units that consisted of an aggregate of approximately 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares of Common Stock. At the closing, the Company received net proceeds of approximately $53.8 million. As of September 30, 2021, the Company had cash and cash equivalents of $46.8 million and the current portion of restricted cash was $12.0 million, for a total of $58.8 million. As of September 30, 2021, the Company had working capital of $40.8 million.

During the 12-month period ending on September 30, 2022, cash payments will be required to settle certain obligations, including operating lease payments of $8.3 million, deferred consideration related to business combinations of $1.1 million, and up to $21.1 million of principal and interest under the 8.00% Original Issue Discount Senior Secured Notes discussed in Note 6. Management believes the Company’s existing cash and cash equivalents of $46.8 million and the current portion of restricted cash of $12.0 million will be sufficient to fund contractual obligations and working capital requirements at least through November 2022.

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On November 16, 2020, the Company entered into a letter agreement (the “Waiver Letter”) with Ariix and the Sellers’ Agent that resulted in closing of the Ariix Merger on November 16, 2020 (the “Ariix Closing Date”) and the Sellers’ Agent was appointed as a member of the Company’s Board of Directors. On the Ariix Closing Date, Ariix merged with Ariix Merger Sub, with Ariix as the surviving entity and a wholly owned subsidiary of the Company. Subsequently, Ariix Merger Sub was merged with and into Ariix Merger Sub 2 and remains a wholly owned subsidiary of the Company. Ariix Merger Sub 2 was subsequently renamed “Ariix, LLC”. The preliminary purchase consideration to acquire Ariix amounted to $155.1 million, consisting of (i) an obligation to issue 19.7 million shares of Common Stock with a fair value of $54.2 million, (ii) an obligation to pay $10.0 million in cash, and (iii) the fair value of the aggregate derivative liability of $90.9 million as discussed below.

On January 29, 2021, the Company and the Sellers’ Agent entered into a letter of clarification (the “Clarification Letter”) to the Ariix Merger Agreement. The Clarification Letter explained the intent of the parties as of the Ariix Closing Date whereby (i) a cash account of Ariix with a Chinese bank that had a balance of $3.1 million was payable to the Sellers, and (ii) the number of shares of the Company’s Common Stock issuable to the Sellers on the first anniversary of the Ariix Closing Date was reduced by 0.5 million shares, from 25.5 million shares to 25.0 million shares. In addition, the impact of the $3.1 million reduction of cash reduced the number of shares issuable by 0.6 million shares due to the impact of the working capital adjustment discussed below. Effective January 29, 2021, the Company recognized a business combination liability for $3.1 million as a result of the Clarification Letter. During the nine months ended September 30, 2021, the Company transferred $3.1 million of the cash balance to certain Sellers to settle this business combination liability. The Clarification Letter did not result in any change to goodwill. However, net assets acquired were reduced by $3.1 million, and the fair value of the derivative liability decreased by $3.1 million to $87.8 million.

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

In addition to the 19.7 million shares of Common Stock issued in the first quarter of 2021, the Company was required to seek approval from its shareholders to issue up to an additional 39.6 million shares of Common Stock to settle the remainder of the merger consideration. Based on the post-closing adjustments discussed above, the number of shares of Common Stock remaining to be issued to the Sellers was reduced from 39.6 million shares to approximately 34.6 million shares, consisting of (i) approximately 14.5 million shares that are issuable on fixed and determinable dates with no additional contingencies (the “Fixed Shares”), and (ii) 20.1 million shares where the number of shares is subject to variation based on the outcome of potential indemnification claims by either party (the “Variable Shares”). Under the Amended Ariix Merger Agreement, indemnification claims awarded to either party through November 16, 2021, will be settled by increasing or decreasing the number of Variable Shares based on a fixed conversion price of $5.53 per share. Accordingly, the Company is required to continue to account for the Variable Shares as a derivative liability until the number of shares is no longer subject to variation. Please refer to Note 11 for further discussion of the treatment of the Fixed Shares and the Variable Shares for the calculation of basic and diluted earnings per share.

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In August 2021, the Company entered into letter agreements (the “August 2021 Amendment”) with Dr. Frederick W. Cooper in his capacity as Sellers’ Agent. The August 2021 Amendment revised certain terms of the Amended Ariix Merger Agreement, as follows:

●	The Company paid the Sellers $5.0 million in August 2021 in exchange for a reduction of approximately 2.7 million shares in the number of Variable Shares required to be issued on November 16, 2021 (the first anniversary of the Ariix Closing Date). The reduction in the number of Variable Shares was based upon the closing price of the Company’s shares of Common Stock on August 19, 2021 when the cash payment was made.
●	The Amended Ariix Merger Agreement required that 7.0 million of the 11.7 million Fixed Shares were issuable to the Seller’s Agent in consideration of a non-competition, non-solicitation, invention assignment, and right of first refusal agreement with a term that extended for five years (the “Non-Compete Agreement”). On the Ariix Closing Date, the Company recorded an identifiable intangible asset for the Non-Compete Agreement of $19.1 million based on the fair value of this obligation to issue 7.0 million of the Fixed Shares. As a result of the August 2021 Amendment, the Non-Compete Agreement was canceled. Accordingly, the Company recognized an impairment charge for the remaining net book value of the Non-Compete Agreement of $16.2 million for the three and nine months ended September 30, 2021.
●	In September 2021, the Company issued an aggregate of 10.0 million of the Fixed Shares, including 7.0 million shares originally designated as consideration for the Non-Compete Agreement. The remaining 4.6 million shares included in the Fixed Shares are issuable for 1.7 million shares as soon as the Sellers provide detailed issuance instructions, and 2.9 million shares are issuable by January 16, 2022.

Aliven Business Combination

On June 1, 2021 (the “Aliven Closing Date”), the Company entered into an asset purchase agreement (the “Aliven APA”) with Aliven, Inc. (“Aliven”) that was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, and using the fair value concepts set forth in ASC 820, Fair Value Measurement. Aliven is a Japan-based direct selling company. The Company entered into the Aliven APA to accelerate growth with its direct-to-consumer business model in Japan and to expand its portfolio of healthy products. Pursuant to the Aliven APA, the Company acquired the assets and assumed the liabilities of Aliven on the Aliven Closing Date. The total purchase consideration issued by the Company consisted of approximately 1,072,000 shares of the Company’s Common Stock with a fair value of approximately $2,588,000. The preliminary purchase price allocation is presented below (dollars in thousands):

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Unaudited Pro Forma Disclosures

The following table summarizes the results of operations for the Company after giving effect to the pre-acquisition results of Ariix and Aliven on an unaudited pro forma basis (in thousands, except per share amounts):

	Three Months
	Ended	Nine Months Ended
	September 30,	September 30,
	2020	2021		2020

Net revenue	$147,868	$354,626		$397,200
Net loss	$(7,840)	$(3,682)		$(27,161)
Net loss per share:
Basic	$(0.07)	$(0.03)		$(0.24)
Diluted	$(0.07)	$(0.19	)(1)	$(0.24)
Weighted average number of shares of common stock outstanding:
Basic	118,595	141,490		112,863
Diluted	118,595	168,253		112,863

(1)	For the nine months ended September 30, 2021, the calculation of pro forma diluted loss per share is based on pro forma net loss of $3.7 million less aggregate derivative gains of $28.4 million as discussed in Note 11 for a net loss of $32.1 million for the calculation of diluted net loss per share.

The pro forma financial results shown above reflect the historical operating results of the Company, including the unaudited pro forma results of Ariix and Aliven as if these business combinations and the related equity issuances had occurred at the beginning of the first full calendar year preceding the acquisition dates. For the three months ended September 30, 2021, the results of Ariix and Aliven are included in the Company’s historical results for the entirety of that period. Accordingly, pro forma results have been omitted since they are not applicable for the three months ended September 30, 2021.

The calculations of pro forma net revenue and pro forma net loss give effect to the pre-acquisition operating results of Ariix and Aliven based on (i) the historical net revenue and net income of Ariix and Aliven, and (ii) incremental depreciation and amortization based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives. The pro forma information presented above does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Business Combination Liabilities

As of September 30, 2021 and December 31, 2020, business combination liabilities were as follows (in thousands):

	2021		2020

Liabilities to former owners of Ariix:
Fixed Shares derivative liability	$-	(2)	$37,028	(1)
Variable Shares derivative liability	24,189	(3)	53,846	(1)
Total derivative liabilities	24,189		90,874	(1)
Short-term debt payable in cash	-		10,000
Business combination liabilities assumed from Ariix:
Fair value of deferred consideration payable:
LIMU	3,435	(4)	3,656
Zennoa	1,738	(5)	2,196
Short-term debt for Zennoa	-		850
Total	29,362		107,576
Less current portion	1,140		11,750
Long-term portion	$28,222		$95,826

(1)	As of December 31, 2020, the Company had an obligation under the Amended Ariix Merger Agreement to issue the Fixed Shares and the Variable Shares, or pay $163.3 million of cash. These obligations were accounted for as derivative liabilities with an aggregate estimated fair value of $90.9 million as of December 31, 2020. Key valuation assumptions as of December 31, 2020 are set forth in Note 12 under the caption Recurring Fair Value Measurements.
(2)	The conditions that required accounting for the Fixed Shares as a derivative liability were eliminated upon receipt of shareholder approval on May 14, 2021. Therefore, the fair value of the Fixed Shares derivative liability as of May 14, 2021 was reclassified to equity.
(3)	The Variable Shares derivative liability provides for ongoing adjustments in the number of shares based on the outcome of any potential indemnification claims by either party to the Amended Ariix Merger Agreement. Accordingly, the Variable Shares derivative liability is being adjusted to fair value at the end of each reporting period until the underlying shares are issued in November 2021. Key valuation assumptions as of September 30, 2021 are set forth in Note 13 under the caption Recurring Fair Value Measurements.
(4)	On May 31, 2019, Ariix completed a business combination with The LIMU Company, LLC (“LIMU”) that provided for a cash payment of $3.0 million on the closing date and $5.0 million of deferred consideration payable based on 5.0% of monthly post-closing sales related to the LIMU business. Through September 30, 2021, payments of deferred consideration made by both Ariix and the Company amounted to a total of approximately $1.2 million, resulting in a remaining balance due to the former owners of LIMU of $3.8 million. This obligation is subject to a security agreement until the entire amount is paid in full. The net carrying value of $3.4 million represents the fair value of this obligation based on a discount rate of 4.5%. This discount is being accreted using the effective interest method.
(5)	On November 27, 2019, Ariix completed a business combination with Zennoa, LLC (“Zennoa”) that provided for fixed cash payments of $2.25 million and deferred consideration of $2.5 million that is payable based on annualized sales from the Zennoa business for the latest completed month (the “Zennoa Sales Metric”). Payments related to the deferred consideration commenced in December 2020 and are computed using a variable percentage based on the Zennoa Sales Metric. No amounts are payable if the Zennoa Sales Metric is less than $6.0 million, and payments ranging from 3% to 5% of monthly sales are payable if the Zennoa Sales Metric exceeds $6.0 million. After the stated purchase price of $4.75 million is paid in full, the Company is obligated to begin making Growth Incentive Payments (“GI Payments”) through November 2026. The amount of GI Payments due for each month is based on varying percentages starting at 2.0% if the Zennoa Sales Metric is at least $25.0 million, up to a maximum of 3.0% if the Zennoa Sales Metric is $45.0 million or higher. The Company determined that the probability of the Zennoa Sales Metric exceeding $25.0 million is remote. The net carrying value of the Zennoa deferred consideration of $1.7 million represents the fair value of the Company’s obligations to pay the stated purchase price and the GI Payments based on a discount rate of 3.9%. This discount is being accreted using the effective interest method.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Changes in Business Combination Obligations

For the nine months ended September 30, 2021, activity related to the Variable Shares and the Fixed Shares derivative liabilities, and other business combination obligations were as follows (in thousands):

	Derivative Liabilities
	Variable		Fixed		Total	Other	Total

Balances, December 31, 2020	$53,846	(1)	$37,028	(1)	$90,874	$16,702	$107,576
Reclassify Clarification Letter obligation	(3,056	)(2)	-		(3,056)	3,056 (2)	-
Cash payments for:
August 2021 Amendment	(5,000	)(3)	-		(5,000)	-	(5,000)
Short-term debt paid to Sellers of Ariix	-		-		-	(10,000)	(10,000)
Clarification Letter obligation	-		-		-	(3,056)	(3,056)
LIMU and Zennoa deferred consideration	-		-		-	(852)	(852)
Zennoa short-term debt	-		-		-	(850)	(850)
Net gain on change in fair value of derivatives	(21,601	)(4)	(6,765	)(5)	(28,366)	-	(28,366)
Accretion of discount on deferred consideration	-		-		-	174	174
Fixed Shares derivative liability reclassified to equity	-		(30,263	)(6)	(30,263)	-	(30,263)
Balances, September 30, 2021	$24,189		$-		$24,189	$5,174	$29,363

(1)	Represents the allocable fair value associated with the Variable Shares and the Fixed Shares derivative liabilities as of December 31, 2020.
(2)	Represents the impact of the Clarification Letter entered into on January 29, 2021, whereby the number of shares subject to shareholder approval was reduced and a payable was recognized.
(3)	As discussed above under the caption Ariix Merger Agreement, the Company paid the Sellers $5.0 million in August 2021 in exchange for a reduction in the number of Variable Shares required to be issued on November 16, 2021.
(4)	Represents the gain from changes in fair value of the Variable Shares derivative liability for the nine months ended September 30, 2021.
(5)	Represents the gain recognized from changes in fair value of the Fixed Shares derivative liability for the period from January 1, 2021 through May 14, 2021 when this derivative liability was reclassified to equity.
(6)	The fair value of the Fixed Shares derivative liability as of May 14, 2021 was reclassified as a component of equity since shareholder approval to issue the shares eliminated the conditions that previously required liability treatment.

Disposition of BWR and U.S. Retail Brands

In September 2020, the Company sold Brands Within Reach, LLC (“BWR”) and substantially all of the Company’s legacy U.S. retail brands (collectively, the “Divested Business”). Zachert Private Equity GmbH (the “Buyer”) issued to the Company (i) an unsecured promissory note payable by BWR with a principal balance of $2.5 million (the “Guaranty Note”) that was issued in exchange for the Company’s $1.25 million cash payment and the issuance of shares of Common Stock with a fair value of $1.25 million, and (ii) an unsecured nonrecourse promissory note in the aggregate amount of approximately $3.3 million that related to inventory of BWR that was pre-paid by the Company, provided for no interest, and a maturity date in June 2021 (the “Nonrecourse Note”). The Guaranty Note provided for interest at 10% per annum, a maturity date in September 2023, and was fully guaranteed by the Buyer until the occurrence of certain events. A portion of the consideration for the Guaranty Note was the issuance of approximately 692,000 shares of the Company’s Common Stock issued to the Buyer with an estimated fair value of $1.25 million. Accordingly, $1.25 million of the Guaranty Note was reflected as a reduction of stockholders’ equity and $1.25 million was included under the caption “Deposits and other” in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020. The Nonrecourse Note was payable solely by BWR and provided for no interest. In September 2020, the Company determined there was no fair value associated with the Nonrecourse Note since the Buyer did not guarantee the note and there was no collateral.

For the three months ended June 30, 2021, the Company determined that (i) collection of the $2.5 million note receivable and accrued interest of $0.2 million was unlikely whereby a reserve for the entire balance was recognized, and (ii) a liability was recorded for approximately $1.6 million of former supplier obligations that BWR asserted were the responsibility of the Company. Accordingly, aggregate losses related to the Divested Business of $4.3 million were recognized for the three months ended June 30, 2021. As discussed in Note 15, the parties entered into a Settlement Agreement on October 28, 2021 that resulted in the cancelation of an aggregate of $6.0 million of the notes receivable and accrued interest discussed above. For the three months ended September 30, 2021, no additional expenses were required to be recognized as a result of the Settlement Agreement.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended September 30, 2020, the operating results related to the Divested Business were included in the Direct Store segment and accounted for net revenue of $2.4 million and an operating loss of $2.1 million. For the nine months ended September 30, 2020, the operating results related to the Divested Business were included in the Direct Store segment and accounted for net revenue of $9.6 million and an operating loss of $7.4 million.

NOTE 4 — OTHER FINANCIAL INFORMATION

Inventories

As of September 30, 2021 and December 31, 2020, inventories consisted of the following (in thousands):

	2021	2020

Raw materials	$9,550	$12,628
Work-in-process	2,368	1,225
Finished goods, net	36,958	34,198
Total inventories	$48,876	$48,051

Other Accrued Liabilities

As of September 30, 2021 and December 31, 2020, other accrued liabilities consisted of the following (in thousands):

	2021	2020

Accrued commissions	$15,486	$23,594
Accrued compensation and benefits	10,845	9,443
Accrued marketing events	6,891	8,212
Deferred revenue	2,351	6,278
Provision for sales returns	1,366	1,322
Income taxes payable	3,135	3,461
Current portion of operating lease liabilities	5,118	6,948
Current portion of deferred lease financing obligation	677	659
Other accrued liabilities	10,664	10,090
Total accrued liabilities	$56,533	$70,007

Depreciation and Amortization

For the three and nine months ended September 30, 2021 and 2020, depreciation expense related to property and equipment and amortization expense related to identifiable intangible assets, including amounts charged to cost of goods sold, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Depreciation	$1,101	$967	$3,201	$2,926
Amortization	3,380	888	10,876	2,681
Total	$4,481	$1,855	$14,077	$5,607

Accumulated depreciation of property and equipment amounted to $10.8 million as of September 30, 2021, and $8.8 million as of December 31, 2020. Accumulated amortization of identifiable intangible assets amounted to $16.5 million as of September 30, 2021, and $8.5 million as of December 31, 2020.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Gain (loss) on change in fair value of derivatives

For the three and nine months ended September 30, 2021 and 2020, gain (loss) from changes in fair value of derivatives is comprised of the following (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Description of Derivative	2021		2020	2021		2020

Ariix business combination consideration:
Fixed Shares derivative	$-	(1)	$-	$6,765	(1)	$-
Variable Shares derivative	15,584	(1)	-	21,602	(1)	-
Warrants issued in private placement	3,914	(2)	-	12,347	(2)	-
Interest rate swap	-		(86)	-		(392)
Gain (loss) on change in fair value of derivatives	$19,498		$(86)	$40,714		$(392)

(1)	For further discussion of the Ariix Fixed Shares and Variable Shares derivative liabilities, please refer to Note 3.
(2)	For further discussion of the derivative liability for warrants, please refer to Note 7 under the caption Private Placement of Units.

Severance and Restructuring Activities

In September 2021, the Company initiated restructuring plans that were designed to take advantage of synergies achieved as a result of the merger with Ariix discussed in Note 3. These restructuring plans were primarily focused on reductions in marketing and other personnel and closure costs related to close several office locations. For the three months ended September 30, 2021, the Company implemented headcount reductions of approximately 60 employees that accounted for estimated annualized compensation costs of $3.2 million. For the three months ended September 30, 2021, the Company incurred severance costs of $1.4 million and office closure costs of approximately $1.1 million, substantially all of which related to the Direct/ Social Selling segment. These expenses are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

In addition, the Company agreed to issue stock options for 125,000 shares of Common Stock to Mr. Gould that vested on July 2, 2021 and have an expiration date of three years after the issuance date. The Gould Agreement also provides that any unvested shares of restricted stock and stock options previously granted to Mr. Gould continued to vest on their existing schedules until July 2, 2021, when they became fully vested. Such stock options may be exercised at any time until their original stated expiration date. Under the Gould Agreement, each party agreed to release any and all claims such party may have against the other party. The confidentiality, non-disparagement and non-solicitation provisions of the employment agreement remain in effect. The Gould Agreement also modifies the Indemnification Agreement, dated December 28, 2019, between the Company and Mr. Gould. For the nine months ended September 30, 2021, the severance costs under the Gould Agreement are included in selling, general and administrative expense for $1.6 million. As of September 30, 2021, the unpaid portion of accrued severance costs for Mr. Gould amounted to $0.4 million, which is included in accrued liabilities as of September 30, 2021.

In April and August 2020, the Company initiated restructuring plans that were designed to achieve selling, general and administrative cost reductions. These restructuring plans were primarily focused on reductions in marketing and other personnel. For the three and nine months ended September 30, 2020, the Company implemented headcount reductions of approximately 50 and 150 employees, respectively. These 150 employees whose employment was terminated accounted for estimated annualized compensation and benefit costs of $9.6 million. In connection with the termination of employees, the Company incurred severance costs of $1.7 million and $2.6 million for the three and nine months ended September 30, 2020, respectively. These expenses are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. For the three months ended September 30, 2020, approximately $1.0 million and $0.7 million of the severance costs related to the Direct/ Social Selling segment and the Direct Store segment, respectively. For the nine months ended September 30, 2020, approximately $1.8 million and $0.7 million of the severance costs related to the to the Direct/ Social Selling segment and the Direct Store segment, respectively.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2021 and 2020, activity affecting the accrued liability for severance benefits and office closure costs is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Accrued severance and restructuring, beginning of period	$1,449	$-	$191	$-
Severance expense incurred	1,400	1,658	3,097	2,543
Office closure costs incurred	1,120		1,120
Cash payments	(1,235)	(527)	(1,674)	(1,412)
Accrued severance and restructuring, end of period	$2,734	$1,131	$2,734	$1,131

As of September 30, 2021, approximately $1.6 million of the restructuring liability shown above is for severance benefits that are included in accrued compensation and benefits, and approximately $1.1 million relates to office closure costs that are included in other accrued liabilities.

Assets Held for Sale

On June 30, 2021, the Company entered into a memorandum of understanding (“MOU”) with TCI Co., Ltd. (“TCI”). On August 20, 2021, the Company and TCI entered into an asset purchase agreement (the “TCI APA”) that provides for a closing date after customary representation, warranties and other closing conditions are satisfied or waived. The TCI APA provides for (i) the sale of certain manufacturing equipment to TCI for $3.5 million and a 3.0% share of TCI’s future revenue from third party customers for five years, (ii) the transfer of the Company’s lease for its facility in American Fork, Utah to TCI, and (iii) the Company will engage TCI to manufacture products previously manufactured at the leased property. All of the assets under the TCI APA are held in the Company’s Direct / Social Selling segment. The net carrying value of the manufacturing equipment subject to the TCI APA was $2.4 million as of September 30, 2021. As of September 30, 2021, the Company has a right-of-use asset of $4.4 million and a corresponding operating lease liability of $4.5 million related to the leased facility in American Fork, Utah. Closing under the TCI APA is expected to occur in November 2021.

Long-lived assets are classified as held for sale when the Company commits to a plan to sell the assets. Accordingly, the Company determined that the MOU qualified as a commitment whereby accounting for the assets as held for sale is appropriate. Such assets are classified within current assets if there is reasonable certainty that the sale will take place within one year. Upon classification as held for sale, long-lived assets are no longer depreciated, and a measurement for impairment is performed to determine if there is any excess of carrying value over fair value less costs to sell. As of September 30, 2021, the Company determined that no impairment exists for the manufacturing equipment and the right-of-use asset whereby the aggregate net carrying value of $6.9 million is included as a current asset in the accompanying unaudited condensed consolidated balance sheet. The Company has also classified the entire operating lease liability of $4.5 million related to the leased facility as a current liability in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2021.

NOTE 5 — LEASES

Operating Leases

The Company leases various facilities, vehicles and equipment under non-cancellable operating lease agreements that expire between October 2021 and March 2039. The Company has made accounting policy elections (i) to not apply the recognition requirements for short-term leases and (ii) for facility leases, when there are lease and non-lease components, such as common area maintenance charges, to account for the lease and non-lease components as a single lease component. For the three and nine months ended September 30, 2021 and 2020, the Company did not incur any material amounts for variable and short-term lease expense. For the three months ended September 30, 2021 and 2020, the Company incurred operating lease expense of $3.4 million and $2.5 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred operating lease expense of $9.3 million and $7.6 million, respectively.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2021 and December 31, 2020, the weighted average remaining lease term under operating leases was 10.8 years and 11.5 years, respectively. As of September 30, 2021 and December 31, 2020, the weighted average discount rate for operating lease liabilities was 5.6% and 5.5%, respectively.

Right-Of-Use Asset Impairment and Sublease

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

In July 2021, the Company entered into a sublease agreement for this property that provides for aggregate cash payments of approximately $2.0 million through February 2027. As a condition of the sublease agreement, the Company agreed to reimburse the subtenant if major repair or replacement costs are required for certain components of the building. In addition, the Company deposited $0.3 million in an escrow account that is refundable over the term of the sublease agreement if not required to fund the Company’s obligations. At inception of the agreement, the Company determined that the sublease should be accounted for as an operating lease. Accordingly, sublease income will be recognized using the straight-line method over the 68-month term of the sublease. For the three and nine months ended September 30, 2021, the Company recognized rental income under the sublease agreement of approximately $0.1 million.

Future Lease and Sublease Payments

As of September 30, 2021, future payments under operating lease agreements, including a lease for the Company’s facility in American Fork, Utah that is discussed in Note 4 under the caption Assets Held for Sale, are as follows (in thousands):

Years Ending December 31,

Remainder of 2021	$2,454
2022	7,716
2023	6,436
2024	5,575
2025	5,354
Thereafter	23,383
Total operating lease payments	50,918
Less imputed interest	(14,243	)(1)
Present value	$36,675

(1)	Calculated based on the term of the respective leases using discount rates ranging from 2.0% to 10.0%.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 — DEBT

Summary of Debt

As of September 30, 2021 and December 31, 2020, the Company’s debt consisted of the following (dollars in thousands):

	2021		2020

Senior Notes, net of discount of $2,810 as of September 30, 2021 and $7,900 as of December 31, 2020	$17,622		$24,532
PPP Loan payable, interest at 1.0%, unsecured, due April 2022	-	(1)	6,868
Assumed PPP Loan payable, interest at 1.0%, unsecured, due May 2022	-	(1)	2,781
Installment notes payable	14		16
Total	17,636		34,197
Less current maturities	17,636	(2)	18,016
Long-term debt, less current maturities	$-		$16,181

(1)	As discussed below, the PPP Loans were forgiven in July 2021 and the Company recognized an aggregate gain from forgiveness of $9.8 million for the three and nine months ended September 30, 2021.
(2)	Current maturities of long-term debt include the aggregate principal payments of $20.4 million due under the Senior Notes, net of accretion of debt discount of approximately $2.8 million expected for the 12 months ending September 30, 2022.

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

For the months of February 2021 through April 2021, the holders of the Senior Notes were entitled to request that the Company make principal payments up to $1.0 million per month and these payments were made on a timely basis. Beginning in May 2021 and continuing for each subsequent month, the holders of the Senior Notes are entitled to request that the Company make principal payments up to $2.0 million per month. The holders of the Senior Notes requested principal payments of $1.0 million in May 2021 and $2.0 million for each of the months of June 2021 through September 2021, and these payments were made on a timely basis. The maturity date of the Senior Notes is on December 1, 2022. However, if the holders of the Senior Notes continue to exercise their rights to demand monthly principal payments of $2.0 million, the Senior Notes will be repaid in full by August 2022. The Company may prepay all or a portion of the outstanding principal amount of the Senior Notes at any time, subject to a prepayment fee of 3.0% of the outstanding stated principal balance through December 1, 2021.

As a post-closing deliverable, the Company was required to provide certain historical financial statements of Ariix to the lenders by January 4, 2021. The required financial statements were not available by the deadline, which would have resulted in a default under the November 2020 SPA. The lenders agreed to amend the Senior Notes to extend the deadline in exchange for the issuance of 400,000 shares of Common Stock with a fair value of approximately $1.1 million as of the issuance date. These shares were subject to the same redemption rights as the Commitment Shares discussed in Note 7. The amendment fee was accounted for as a modification that resulted in an additional discount of $1.1 million related to the Senior Notes. This amendment fee and other lender-initiated changes that affect the timing and amount of principal payments are accounted for prospectively as a revision of the effective interest rate. Accordingly, as of September 30, 2021, the overall effective interest rate was approximately 46.8%, including the 8.0% stated rate.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company was required to maintain restricted cash balances of $18.0 million as of December 31, 2020. Beginning in February 2021, the requirement to maintain restricted cash balances was reduced to $8.0 million until such time that the outstanding principal balance of the Senior Notes is reduced below $8.0 million without regard to the unaccreted discount, which is expected to occur during the second quarter of 2022. In August 2021, the Senior Notes were amended to (i) permit the Company to make a $5.0 million cash payment to the Sellers of Ariix pursuant to the August 2021 Amendment to the Amended Ariix Merger Agreement discussed in Notes 3 and 12, and (ii) to increase the restricted cash balance from $8.0 million to $12.0 million. As of September 30, 2021, the entire $12.0 million of restricted cash is classified as a current asset since those funds may be utilized to make principal payments that are classified within current maturities of long-term debt.

The obligations of the Company under the Senior Notes are secured by substantially all of the assets of the Company and its subsidiaries, including all personal property and all proceeds and products thereof, goods, contract rights and other general intangibles, accounts receivable, intellectual property, equipment, and deposit accounts and a lien on certain real estate. The Senior Notes contain certain restrictions and covenants, which restrict the Company’s ability to incur additional debt or make guarantees, sell assets, make investments or loans, make distributions or create liens or other encumbrances. The Senior Notes also require that the Company comply with certain financial covenants, including maintaining minimum cash, minimum adjusted EBITDA, minimum revenue, and a maximum ratio of cash in foreign bank accounts to cash in U.S. deposit accounts subject to account control agreements. As of September 30, 2021, the Company was in compliance with all covenants related to the Senior Notes. The Senior Notes contain customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults, material adverse effect defaults, change of management defaults, and a change in control. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become immediately due and payable and the contractual interest rate on the obligations increases from 8.0% to 12.0%.

PPP Loans

Pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company obtained a PPP loan (the “NewAge PPP Loan”) in April 2020 for approximately $6.9 million. In May 2020, Ariix obtained a PPP loan (the “Ariix PPP Loan”) for approximately $2.8 million, and the Company assumed this obligation in connection with the business combination discussed in Note 3. The PPP Loans are unsecured and guaranteed by the U.S. Small Business Administration (“SBA”), bear interest at a fixed rate of 1.0% per annum and provide for maturity dates on the second anniversary of the respective loan agreements. Forgiveness from the respective lenders was previously requested for the PPP Loans, with the amounts that may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred during the permitted period as calculated in accordance with the terms of the CARES Act. The eligibility for the PPP Loans, expenditures that qualify toward forgiveness, and the final balance of the PPP Loans that may be forgiven are subject to audit and final approval by the SBA. The Company was informed in July 2021 that forgiveness of both PPP Loans was approved by the SBA for an aggregate of approximately $9.8 million including accrued interest.

The PPP Loans were accounted for under Accounting Standards Codification (“ASC”) 470, Debt whereby interest expense was accrued at the contractual rate of 1.0% per annum. In July 2021, upon approval of forgiveness of the PPP Loans by the SBA, the Company was legally released of its obligations to repay the PPP Loans. Accordingly, the Company recognized a non-operating gain on forgiveness of the PPP Loans of $9.8 million for the three and nine months ended September 30, 2021.

NOTE 7 — STOCKHOLDERS’ EQUITY

Authorized Shares of Capital Stock

On May 14, 2021, the Company’s shareholders approved an increase in authorized shares of Common Stock and the Reincorporation discussed in Note 1. Accordingly, as a Delaware corporation, the Company has authority to issue up to 400.0 million shares of Common Stock and up to 1.0 million shares of Preferred Stock.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the three months ended September 30, 2021 and 2020 were as follows (in thousands):

				Obligation	Note	Accumulated
			Additional	to Issue	Receivable	Other
	Common Stock		Paid-in	Common	For Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Subscription	Income (Loss)	Deficit	Total

Three Months Ended September 30, 2021
Balances, June 30, 2021	136,606	$137	$340,937	$30,263	$-	$3,478	$(152,212)	$222,603
Issuance of Common Stock:
Upon vesting of restricted stock awards	201	-	-	-	-	-	-	-
For exercise of stock options	1	-	2	-	-	-	-	2
Issuance of Common Stock to settle
portion of settlement obligation	10,000	10	20,789	(20,799)	-	-	-	-
Stock-based compensation expense	-	-	1,477	-	-	-	-	1,477
Net change in accumulated other
comprehensive income (loss)	-	-	-	-	-	726	-	726
Net income	-	-	-	-	-	-	(2,700)	(2,700)
Balances, September 30, 2021	146,808	$147	$363,205	$9,464	$-	$4,204	$(154,912)	$222,108

Three Months Ended September 30, 2020
Balances, June 30, 2020	98,442	$98	$231,201	$-	$-	$(141)	$(133,643)	$97,515
Issuance of Common Stock:
In ATM public offering, net	-	-	(70)	-	-	-	-	(70)
In exchange for note receivable	692	1	1,249	-	(1,250)	-	-	-
For exercise of stock options	15	-	30	-	-	-	-	30
Upon vesting of restricted stock awards	121	-	-	-	-	-	-	-
Purchase and retirement of Common Stock	(780)	(1)	(1,192)	-	-	-	-	(1,193)
Stock-based compensation expense	-	-	957	-	-	-	-	957
Net change in accumulated other
comprehensive income (loss)	-	-	-	-	-	1,275	-	1,275
Net loss	-	-	-	-	-	-	(14,133)	(14,133)
Balances, September 30, 2020	98,490	$98	$232,175	$-	$(1,250)	$1,134	$(147,776)	$84,381

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

As of September 30, 2021, the fair value of the warrants had decreased from $14.1 million to $1.8 million which resulted in the recognition of a noncash gain from changes in fair value of the warrant derivative liability of $12.3 million for the nine months ended September 30, 2021. Please refer to Note 13 under the caption Recurring Fair Value Measurements for key valuation inputs as of September 30, 2021.

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

Redeemable Common Stock

In connection with the November 2020 SPA and the January 2021 amendment discussed in Note 6, the Company issued Commitment Shares for an aggregate of 1.2 million shares of Common Stock. The holders of the Commitment Shares had the right to demand redemption if a registration statement for the shares was not declared effective by March 31, 2021. The redemption price was the greater of $3.36 per share and the volume weighted average price of the Company’s shares on the date prior to the date that the holders elect to demand redemption. Based on this redemption contingency, the Commitment Shares were classified as temporary equity as of December 31, 2020. Since the registration statement related to the Commitment Shares was declared effective by the SEC on February 8, 2021, the carrying value of the Commitment Shares was reclassified to permanent equity in February 2021. Presented below is a summary of activity for the Commitment Shares for the nine months ended September 30, 2021 (in thousands):

	Number of	Carrying
Description	Shares	Value

Balance, December 31, 2020	800	$2,101
Amendment Fee	400	1,060
Total reclassified to permanent equity	1,200	$3,161

At the Market Offering Agreements

On April 30, 2019, the Company entered into an At the Market Offering Agreement (“ATM Agreement”) with Roth Capital Partners, LLC (the “Agent”), pursuant to which the Company could offer and sell from time to time up to an aggregate of $100 million in shares of the Company’s Common Stock (the “2019 Placement Shares”) through the Agent. The amended ATM Agreement was scheduled to terminate when all of the 2019 Placement Shares had been sold, or earlier if elected by either party. Presented below is a summary of Common Stock issued pursuant to the ATM Agreement for the three and nine months ended September 30, 2020 (in thousands, except per share amounts):

	Number	Gross Proceeds		Offering Costs		Net
Three Months Ended	of Shares	Per Share	Amount	Commissions	Other	Proceeds

March 31, 2020	4,939	$1.73	$8,545	$(257)	$(3)	$8,285
June 30, 2020	11,191	$1.54	17,270	(436)	(91)	16,743
September 30, 2020	-	$-	-	-	(70)	(70)
Nine-month totals	16,130	$1.60	$25,815	$(693)	$(164)	$24,958

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On February 9, 2021, the Company notified the Agent of its election to terminate the ATM Agreement. On February 11, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Manager”), under which the Company may offer and sell from time-to-time up to an aggregate of approximately $53.5 million in shares of the Company’s Common Stock (the “2021 Placement Shares”) through the Manager. The Manager agreed to act as sales agent and use commercially reasonable efforts to sell on the Company’s behalf all of the 2021 Placement Shares requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the Manager and the Company. No shares were sold pursuant to the Sales Agreement for the nine months ended September 30, 2021.

NOTE 8 — STOCK OPTIONS AND WARRANTS

Stock Option Activity

The following table sets forth stock option activity under the Company’s stock option plans for the nine months ended September 30, 2021 (shares in thousands):

	Shares		Price (1)	Term (2)

Outstanding, beginning of period	3,856	(3)	$2.72	8.2
Grants	670		2.47
Forfeited	(315)		3.07
Exercised	(289	)(4)	1.84
Outstanding, end of period	3,922	(5)	2.72	7.9
Vested, end of period	2,024	(5)	2.65	7.1

(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the stock options expire.
(3)	Includes an aggregate of 100,000 shares exercisable at $3.06 per share that vest upon achievement of cost savings of $25.0 million related to the successful integration of the Ariix business combination discussed in Note 3.
(4)	On the respective exercise dates, the weighted average intrinsic value per share of Common Stock issued upon exercise of stock options amounted to $1.72 per share for a total of $0.5 million for the nine months ended September 30, 2021.
(5)	As of September 30, 2021, based on the closing price of the Company’s Common Stock of $1.39 per share, there was no intrinsic value related to outstanding stock options.

In connection with certain employee severance arrangements during the nine months ended September 30, 2021, the Company agreed to accelerate vesting and extend the exercise period for options for a total of 0.3 million shares that would have otherwise expired unexercised. The Company accounted for these modifications of the original awards, whereby compensation cost was remeasured on the date of the modification resulting in an increase in fair value of $0.5 million. Accordingly, stock-based compensation expense related to modifications of $0.5 million was recognized for the nine months ended September 30, 2021.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the nine months ended September 30, 2021, the valuation assumptions for newly-granted stock options and modifications under the Company’s stock option plans were estimated on the respective date of grant or modification using the BSM option-pricing model with the following weighted-average assumptions:

	Grants	Modifications

Closing price of Common Stock on measurement date	$2.47	$2.69
Exercise price	$2.47	$3.24
Expected life (in years)	5.0	6.8
Volatility	104%	105%
Dividend yield	0%	0%
Risk-free interest rate	0.7%	0.1%

Using the BSM option-pricing model based on the valuation inputs set forth above, the weighted-average grant date fair value was $1.81 per share for newly-granted stock options and $1.88 per share for modified stock options for the nine months ended September 30, 2021.

Restricted Stock Activity

The following table sets forth share activity related to grants of restricted stock under the Company’s stock option plans for the nine months ended September 30, 2021 (in thousands):

	Type of Awards
	Equity		Liability (1)
Unvested shares, December 31, 2020	2,039		18
Unvested awards granted to:
Executive officer with performance conditions	2,275	(2)	-
Board members	187	(3)	-
Officers, employees and Brand Partners	566	(4)	-
Forfeitures	(130)		(1)
Vested shares	(1,023)		-	(4)
Unvested shares, September 30, 2021	3,914		17
Intrinsic value, September 30, 2021	$5,441	(5)	$23	(5)

(1)	Certain awards granted to employees in China are not permitted to be settled in shares, which requires classification as a liability in the Company’s condensed consolidated balance sheets. This liability is adjusted based on the closing price of the Company’s Common Stock at the end of each reporting period until the awards vest.
(2)	On March 10, 2021, the Board of Directors approved restricted stock grants to the Company’s Chief Executive Officer for (i) 175,000 shares that vest for one-third of the shares on each of the first, second and third anniversaries of the grant date, (ii) a grant of 350,000 shares up to 1,050,000 shares that vest to the extent that prescribed amounts of measurable merger synergies are realized by the Company over the three-year period ending December 31, 2023, and (iii) a grant of 350,000 shares up to 1,050,000 shares that vest if the Company achieves adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins ranging from 4.0% to 12.0% over the three-year period ending December 31, 2023. Adjusted EBITDA margin is a non-GAAP measure computed by dividing Adjusted EBITDA, as defined by the Board of Directors, by net revenue. The fair value of the Company’s Common Stock was $2.79 per share on the grant date, resulting in total compensation expense of $0.5 million that is being recognized over the 3-year service period for the award described in (i) above, and up to an aggregate of $5.9 million if the maximum performance targets are achieved for both awards described in (ii) and (iii) above whereby an aggregate of 2.1 million shares would vest. If the Company does not achieve the minimum targets set by the Board of Directors for merger synergies and Adjusted EBITDA margin, none of the 2.1 million shares will vest.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the nine months ended September 30, 2021, an aggregate of approximately $0.4 million of compensation expense was recognized for the awards described in (ii) and (iii) above, which was calculated assuming that an aggregate of 0.7 million shares will ultimately vest and that the performance criteria will not be achieved for an aggregate of 1.4 million shares that are included in the table. This compensation calculation was based on management’s estimate of the most likely outcome for the performance conditions and considering the portion of the service period that had been rendered through September 30, 2021. Compensation expense will be recomputed at the end of each reporting period with the future impact of changes in management’s estimates reflected prospectively.
(3)	Represents grants to members of the Board of Directors in January 2021, whereby the shares of Common Stock will vest one year after the grant date. The fair value of the Company’s Common Stock was $3.21 per share on the grant date, resulting in total compensation expense of $0.6 million that is being recognized over the one-year vesting period.
(4)	Represents restricted stock awards that generally vest over three years with fair value determined based on the closing price of the Company’s Common Stock on the respective grant dates.
(5)	The intrinsic value is based on the closing price of the Company’s Common Stock of $1.39 per share on September 30, 2021.

In connection with employee severance arrangements during the nine months ended September 30, 2021, the Company modified certain restricted stock awards for 0.3 million shares that otherwise would have expired upon termination of employment. These modifications resulted in an increase in the fair value of the awards of $0.7 million that was recognized as stock-based compensation expense for the nine months ended September 30, 2021.

Stock-Based Compensation Expense

Substantially all stock-based compensation expense is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The table below summarizes stock-based compensation expense related to stock options and restricted stock awards for the three and nine months ended September 30, 2021 and 2020, and the unrecognized compensation expense as of September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended		Unrecognized Expense
	September 30:		September 30:		as of September 30:
	2021	2020	2021	2020	2021		2020

Plan-based stock option awards	$629	$374	$2,350	$1,470	$2,744		$2,815
Plan-based restricted stock awards:
Equity-classified	848	583	3,257	1,923	4,546	(1)	2,453
Liability-classified	(2)	9	17	22	6		38
Total	$1,475	$966	$5,624	$3,415	$7,296		$5,306

(1)	Pursuant to the March 2021 grant of performance-based restricted stock to the Company’s Chief Executive Officer, the amount includes $1.6 million of unrecognized compensation. This amount is based on management’s estimate that 0.7 million shares will ultimately vest as discussed above under the caption Restricted Stock Activity. Unrecognized compensation of $3.9 million related to an additional 1.4 million shares is excluded from the table based on management’s estimate that both performance conditions will be achieved at the target level. Accordingly, $3.9 million of additional stock-based compensation expense could be recognized if the maximum performance targets are achieved over the remaining performance period through December 2023.

As of September 30, 2021, unrecognized stock-based compensation expense related to service-based awards is expected to be recognized on a straight-line basis over a weighted-average period of approximately 1.9 years for stock options, 1.8 years for equity-classified restricted stock awards, and 0.3 years for liability-classified restricted stock awards. For awards with performance-based vesting, compensation expense is recognized over the period that the performance criteria are expected to be achieved as discussed above under the caption Restricted Stock Activity.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Warrants

The following table sets forth changes in outstanding warrants for the nine months ended September 30, 2021 (shares in thousands):

	Shares		Price (1)	Term (2)

Outstanding, beginning of period	1,803		$4.77	5.1
Issuance in private placement of Units	7,318	(3)	5.00
Outstanding, end of period	9,121	(4)	4.95	2.8

(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term in years until the warrants expire.
(3)	As discussed in Note 7, the Company completed a private placement of equity securities in February 2021 that included warrants to purchase an aggregate of 7.3 million shares of Common Stock at an exercise price of $5.00 per share.
(4)	All warrants are vested and exercisable as of September 30, 2021.

The November 2020 SPA discussed in Note 6 included the issuance of Class B Warrants to purchase 750,000 shares of Common Stock exercisable at $5.75 per share. The February 2021 SPA discussed in Note 7 was considered a dilutive issuance that resulted in a reduction of the exercise price of the Class B Warrants from $5.75 per share to $5.53 per share. The change in fair value of the Class B Warrants as a result of this dilutive issuance was immaterial whereby the reduction of the exercise price for the Class B Warrants did not have any impact on the Company’s financial statements for the nine months ended September 30, 2021.

NOTE 9 — INCOME TAXES

The Company recognized income tax expense of $0.4 million for the three months ended September 30, 2021 compared to income tax expense of $0.6 million for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, the difference between the recorded income tax benefit (expense) and the expected income tax benefit computed by multiplying the pre-tax loss by the U.S federal statutory rate of 21.0% was primarily due to benefiting year to date losses in foreign jurisdictions and no recorded tax effect for U.S. domestic and certain other foreign jurisdictions due to the application of a full valuation allowance recorded in these jurisdictions.

The Company recognized income tax expense of $2.3 million for the nine months ended September 30, 2021 compared to income tax expense of $1.9 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, the difference between the recorded income tax benefit (expense) and the expected income tax benefit computed by multiplying the pre-tax loss by the U.S federal statutory rate of 21.0% was primarily due to foreign income tax expense on positive earnings in certain foreign jurisdictions, and no recorded tax effect for U.S. domestic and certain other foreign jurisdictions due to the application of a full valuation allowance recorded in these jurisdictions.

During the three months ended September 30, 2021, an entity classification election (or, check-the-box election) was made by our wholly owned Malta subsidiary to elect disregarded status for U.S. income tax reporting purposes effective retroactively to June 1, 2020. This election resulted in the recognition of deferred tax liabilities within the U.S. jurisdiction in the amount of $18.1 million, offset entirely by the related change in the U.S. recorded valuation allowance.

As of September 30, 2021, and December 31, 2020, $1.1 million of unrecognized income tax benefits is included in other long-term liabilities with the remainder of $4.3 million being offset with other deferred tax assets. As of September 30, 2021, and December 31, 2020, unrecognized tax benefits that are classified in other long-term liabilities, would result in changes to the Company’s effective tax rate if recognized. As of September 30, 2021, and December 31, 2020, unrecognized tax benefits that were offset against other deferred tax assets, if recognized, would not affect the Company’s effective tax rate since the tax benefits would increase a deferred tax asset that would be offset by a valuation allowance. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company has various non-income tax contingencies in several countries. Such exposures could be material depending upon the ultimate resolution of each situation. As of September 30, 2021 and December 31, 2020, the Company has recorded current liabilities for non-income tax contingencies of approximately $1.2 million.

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

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Foreign jurisdictions accounted for approximately 77% and 68% of the Company’s net revenue for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. The impact of COVID-19 was a significant contributing factor for much of the year ended December 31, 2020 that resulted in decreases in net revenue in foreign countries as a group. While the Company’s direct-to-consumer selling model typically relies heavily on the use of its Brand Partner sales force in close contact with customers, the pandemic has required alternative selling approaches such as through social media. Until vaccines or other successful mitigation of COVID-19 have been widely administered throughout the population, no assurance can be provided that the Company will be able to avoid future reductions in net revenue using alternative selling approaches that avoid direct contact with customers. While the current disruption to the Company’s business is expected to be temporary, the long-term financial impact on the Company’s business cannot be reasonably estimated at this time.

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

If Mr. Manion’s employment is subsequently terminated by the Company without Cause (as defined in the employment agreement) or he resigns with Good Reason (as defined in the employment agreement), vesting for certain equity awards will be accelerated and he is entitled to severance payments consisting of annual base compensation, target performance bonus at 80% of annual base compensation, and health insurance benefits for a period up to 18 months. If Mr. Manion’s employment is terminated in connection with a change of control, vesting for certain equity awards will be accelerated and he is entitled to severance payments consisting of annual base compensation for 2 years, performance bonuses equal to 360% of annual base compensation, and health insurance benefits for a period of 18 months

NOTE 11 —NET LOSS PER SHARE

Basic and diluted net loss per share (“EPS”) is computed by dividing (i) net loss, as adjusted for certain gains and losses related to contingently issuable shares (the “Numerator”), by (ii) the weighted average number of common shares outstanding during the period, as adjusted to give effect to certain contingently issuable shares (the “Denominator”).

The Company issued warrants in December 2020 and February 2021 for the purchase of an aggregate of 8.8 million shares of Common Stock (the “Participating Warrants”) whereby the holders are entitled to share in any dividends or distributions payable to holders of Common Stock on an as-converted basis. Accordingly, the calculation of basic EPS requires use of the two-class method whereby any net income for the reporting period is allocated between the holders of Common Stock and the Participating Warrants. To the extent dilutive, this allocation is required regardless of whether a dividend is declared for such undistributed earnings. As a result of net losses for the three and nine months ended September 30, 2021, the impact of using the two-class method was antidilutive.

The calculation of diluted EPS is also required to include the dilutive effect, if any, of stock options, unvested restricted stock awards, and other Common Stock equivalents computed using the treasury stock method, in order to compute the weighted average number of shares outstanding. For the three and nine months ended September 30, 2021 and 2020, all Common Stock equivalents were antidilutive.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Presented below are the calculations of the Numerators and the Denominators for basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021		2020	2021		2020

Calculation of Numerators:
Net loss for basic EPS	$(2,700)		$(14,133)	$(3,097)		$(35,305)
Eliminate derivative gains on Fixed Shares	-	(1)	-	(6,765	)(1)	-
Eliminate derivative gains on Variable Shares	(15,584	)(1)	-	(21,602	)(1)	-
Loss for diluted EPS	$(18,284)		$(14,133)	$(31,464)		$(35,305)

Calculation of Denominators:
Weighted average shares outstanding before adjustments	136,860		97,819	133,432		92,087
Give effect to elimination of contingency on May 14, 2021:
Fixed Shares	14,551	(2)	-	7,462	(2)	-
Variable Shares	-	(3)	-	-	(3)	-
Weighted average shares for basic EPS	151,411		97,819	140,894		92,087
Give effect to elimination of contingency at beginning of period:
Fixed Shares	-	(4)	-	7,089	(4)	-
Variable Shares	18,840	(5)	-	19,674	(5)	-
Weighted average shares for diluted EPS	170,251		97,819	167,657		92,087
Net loss per share of Common Stock:
Basic	$(0.02)		$(0.14)	$(0.02)		$(0.38)
Diluted	$(0.11)		$(0.14)	$(0.19)		$(0.38)

(1)	As discussed under footnote (4) below, the Fixed Shares and the Variable Shares are included in the Denominator for the calculation of diluted EPS beginning on the first day of each of the three- and nine-month periods ended September 30, 2021. Accordingly, it is necessary to adjust the Numerator to eliminate the related net gains attributable to changes in fair value of the derivative liabilities associated with these shares for the three and nine months ended September 30, 2021.

(2)	For purposes of the calculation of basic EPS, the Fixed Shares are treated as issued and outstanding beginning on May 14, 2021 when the shareholder approval contingency discussed in Note 3 was eliminated. This number represents the weighted average number of shares for the respective periods that the Fixed Shares were considered outstanding.

(3)	As discussed in Note 3 under the caption Business Combination Liabilities, the Variable Shares provide for the possibility of future adjustments in the number of shares based on the outcome of any potential indemnification claims by either party to the Amended Ariix Merger Agreement. Accordingly, the Variable Shares are required to be excluded from the calculation of basic EPS until the underlying shares are issued in November 2021.

(4)	For purposes of the calculation of diluted EPS, the Fixed Shares are treated as issued and outstanding beginning on the first day of each of the three- and nine-month periods ended September 30, 2021. The impact of this adjustment for the diluted EPS calculation increases the number of Fixed Shares included in the basic EPS calculation such that all Fixed Shares are treated as outstanding for the entirety of the three and nine months ended September 30, 2021.

(5)	For purposes of the calculation of diluted EPS, the Variable Shares are not treated as issued and outstanding for the calculation of basic EPS. However, for the calculation of diluted EPS all Variable Shares, as adjusted for the reduction in the number of Variable Shares pursuant to the August 2021 Amendment discussed in Note 3, are treated as outstanding for the entirety of the three and nine months ended September 30, 2021.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2021 and 2020, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was antidilutive (in thousands):

	2021	2020

Equity Incentive Plan awards:
Stock options	3,922	3,337
Unvested restricted stock awards	3,914	1,810
Common stock purchase warrants	9,121	311
Total	16,957	5,458

NOTE 12 — RELATED PARTY TRANSACTIONS

Amended Ariix Merger Agreement

Dr. Frederick W. Cooper is a member of the Company’s Board of Directors and serves as the Sellers’ Agent pursuant to the Amended Ariix Merger Agreement discussed in Note 3. In August 2021, the Company entered into the August 2021 Amendment to the Amended Ariix Merger Agreement with Dr. Cooper in his capacity as Sellers’ Agent. The August 2021 Amendment revised certain terms of the Amended Ariix Merger Agreement whereby the Company paid the Sellers $5.0 million in August 2021 in exchange for a reduction of approximately 2.7 million shares in the number of Variable Shares required to be issued on November 16, 2021. The August 2021 Amendment also resulted in cancellation of the Non-Compete Agreement with Dr. Cooper, whereby the Company recognized an impairment charge of $16.2 million for the three and nine months ended September 30, 2021.

Assurance Financial Services International, LLC

Assurance Financial Services International, LLC (“AFSI”) is an entity controlled by Dr. Cooper that extends personal loans to certain of the Company’s Brand Partners. One of the Company’s employees that is related to an officer of the Company also performs services for AFSI.

Kwikclick Agreement

On September 2, 2021, the Company and Kwikclick, Inc. (“Kwikclick”) entered into a licensing and exclusivity agreement (the “Kwikclick Agreement”). Kwikclick has more than 20 patents pending for its proprietary technology that is expected to provide a mechanism for the Company’s Brand Partners to share in the revenues and profits as contrasted with the traditional model of pay per click or post. Kwikclick is an entity controlled by Dr. Cooper and the owners of Kwikclick include an officer and certain employees of the Company.

Under the Kwikclick Agreement, the Company is required to pay a license fee of $50,000 per month for the use of communication, sales and commission-attribution software (the “Software”) developed by Kwikclick. The initial term of the Kwikclick Agreement commenced on September 15, 2021, which was the launch date for implementing the Software. In addition to the license fee, the Company is required to pay commissions generally ranging from 3.0% to 4.0% of net sales of products using the Software. Through September 30, 2021, the Company has not incurred any material costs under the Kwikclick Agreement.

Kwikclick is not permitted to sell or license the Software to any other business in the direct sales industry (the “Exclusivity Restriction”) so long as the Company meets certain minimum levels of net sales using the Software. If the Company achieves net sales of at least $20.0 million using the Software for the first six-month period under the Kwikclick Agreement, the Exclusivity Restriction will be extended for a second six-month period. Progressively higher levels of net sales are required to continue to extend the Exclusivity Restriction through the third year of the term.

The Company also agreed to (i) assist Kwikclick in implementing certain merchant services to support the initial launch of the Software, (ii) transfer ownership of its subsidiary incorporated in China, subject to appropriate Chinese governmental approvals, (iii) promote the use of the Software to its Brand Partners through marketing and training activities, and (iv) designate an employee responsible for deployment of the Software in each of the Company’s markets. The Company may terminate the Kwikclick Agreement at any time if it is not satisfied with the function or performance of the Software.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

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

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date

As of September 30, 2021 and December 31, 2020, the fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values due to the short-term nature of these instruments. Cash equivalents consist of short-term certificates of deposit that are classified as Level 2. The estimated fair value of the Senior Notes discussed in Note 6 is classified as Level 2 and amounted to approximately $19.8 million as of September 30, 2021 and $28.9 million as of December 31, 2020. The recorded amounts for short-term debts payable related to the Zennoa business combination discussed in Note 3 approximated fair value due to the short-term maturities and lack of changes in the Company’s credit risk.

Recurring Fair Value Measurements

Recurring measurements of the fair value of liabilities as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	2021						2020
	Level 1	Level 2		Level 3		Total	Level 1	Level 2		Level 3		Total

Derivative Liabilities:
Ariix Fixed Shares	$-	$-		$-		$-	$-	$-		$37,028	(1)	$37,028
Ariix Variable Shares	-	-		24,189	(2)	24,189	-	-		53,846	(1)	53,846
Warrants	-	-		1,782	(3)	1,782	-	-		-		-
Deferred consideration payable:
LIMU	-	3,435	(4)	-		3,435	-	3,656	(4)	-		3,656
Zennoa	-	1,738	(4)	-		1,738	-	2,196	(4)	-		2,196
Total	$-	$5,173		$25,971		$31,144	$-	$5,852		$90,874		$96,726

(1)	Please refer to Note 3 under the caption Business Combination Liabilities for further information related to the Ariix Fixed Shares and Variable Shares derivative liabilities. Key valuation assumptions to arrive at fair value of the derivative liability as of December 31, 2020 included (i) historical volatility of the Company’s shares of Common Stock of 77%, (ii) a risk-free interest rate of approximately 0.1%, and (iii) the weighted average cost of capital of 16.5%.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(2)	Key valuation assumptions to arrive at fair value of the Ariix Variable Shares derivative liability as of September 30, 2021 included (i) historical volatility of the Company’s shares of Common Stock of 84%, and (ii) a risk-free interest rate of approximately 0.1%.

(3)	Please refer to Note 7 under the caption Private Placement of Units for further information related to the Warrant derivative liability. Key valuation assumptions to arrive at fair value of the warrant derivative liability as of September 30, 2021 included the closing price of $1.39 per share for the Company’s Common Stock, the exercise price of the warrants of $5.00 per share, historical volatility of 82%, and the remaining contractual term of 2.4 years. Based on these valuation inputs, the weighted-average fair value of the warrants was $0.24 per share as of September 30, 2021.

(4)	The fair value of deferred consideration related to the LIMU and Zennoa business combination obligations set forth in Note 3 are classified as Level 2. The estimated fair value of these liabilities was determined in November 2020 such that the carrying values and fair values were similar as of September 30, 2021 and December 31, 2020.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the nine months ended September 30, 2021, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

A significant portion of the business of the Direct / Social Selling segment is conducted in foreign markets, exposing the Company to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations. As set forth in Note 14, for the three months ended September 30, 2021 and 2020, a significant portion of the Company’s consolidated net revenue was generated outside the United States. Most of the Direct / Social Selling segment’s products have a component of the Noni plant, Morinda Citrifolia (“Noni”) as a common element. Tahitian Noni® Juice, MAX and other noni-based beverage products comprised over 36% and 82% of the net revenue of the Direct / Social Selling segment for the three months ended September 30, 2021 and 2020, respectively. Tahitian Noni® Juice, MAX and other noni-based beverage products comprised over 34% and 85% of the net revenue of the Direct / Social Selling segment for the nine months ended September 30, 2021 and 2020, respectively. However, if consumer demand for these products decreases significantly or if the Company ceases to offer these products without a suitable replacement, the Company’s consolidated financial condition and operating results would be adversely affected. The Company purchases fruit and other Noni-based raw materials from French Polynesia, but these purchases of materials are from a wide variety of individual suppliers with no single supplier accounting for more than 10% of its raw material purchases during the three months ended September 30, 2021 and 2020. However, as the majority of the raw materials are consolidated and processed at the Company’s plant in Tahiti, the Company could be negatively affected by certain governmental actions or natural disasters if they occurred in that region of the world. For the three and nine months ended September 30, 2021 and 2020, no single customer accounted for 10% or more of the Company’s consolidated net revenue.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. Cash deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. As of September 30, 2021, the Company had cash and cash equivalents with a financial institution in the United States with balances of $20.0 million, and two financial institutions in China with balances of $7.5 million and $7.1 million. As of December 31, 2020, the Company had cash and cash equivalents with two financial institutions in the United States with balances of $8.2 million and $23.7 million, and two financial institutions in China with balances of $6.3 million and $7.3 million. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

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

NOTE 14 — SEGMENTS AND GEOGRAPHIC CONCENTRATIONS

Reportable Segments

The Company follows segment reporting in accordance with ASC Topic 280, Segment Reporting. Since the consummation of the business combination with Morinda Holdings, Inc. (“Morinda”) in December 2018, the Company’s operating segments have consisted of the Noni by NewAge segment and the NewAge segment. Upon completion of the business combination with Ariix, which comprised a portion of the Noni by NewAge segment, the Company renamed this segment as the Direct / Social Selling segment to better reflect the overall characteristics shared by the business units that comprise this segment. Also, as a result of the divestiture of the BWR reporting unit and substantially all of the Company’s legacy brands in September 2020, the Company renamed the NewAge segment as the Direct Store segment. The Direct Store segment is a direct-store-distribution (“DSD”) business servicing Colorado and surrounding markets.

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Direct / Social Selling segment is engaged in the development, manufacturing, and marketing of a portfolio of healthy products in three core category platforms including health and wellness, healthy appearance, and nutritional performance all sold primarily via e-commerce and through a direct route to market. The Direct / Social Selling segment has manufacturing operations in Tahiti, Germany, Japan, the United States, and China. The Direct / Social Selling segment’s products are sold and distributed in more than 50 countries using its Brand Partners and customers. Approximately 86% and 84% of the net revenue of the Direct / Social Selling segment was generated internationally for the three months ended September 30, 2021 and 2020, respectively. Approximately 87% and 86% of the net revenue of the Direct / Social Selling segment was generated internationally for the nine months ended September 30, 2021 and 2020, respectively.

Net revenue by reporting segment for the three and nine months ended September 30, 2021 and 2020, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2021	2020	2021	2020

Direct / Social Selling	$84,066	$46,585	$308,280	$143,556
Direct Store	15,487	16,134	40,831	45,493
Net revenue	$99,553	$62,719	$349,111	$189,049

Gross profit by reporting segment for the three and nine months ended September 30, 2021 and 2020, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2021	2020	2021	2020

Direct / Social Selling	$62,879	$35,465	$228,263	$110,974
Direct Store	3,107	2,030	8,923	6,123
Gross profit	$65,986	$37,495	$237,186	$117,097

Assets by reporting segment as of September 30, 2021 and December 31, 2020, were as follows (in thousands):

Segment	2021	2020

Direct / Social Selling	$345,341	$396,174
Direct Store	60,309	47,008
Total assets	$405,650	$443,182

NewAge, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Depreciation and amortization expense by reporting segment, including amounts charged to cost of goods sold for the three and nine months ended September 30, 2021 and 2020, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2021	2020	2021	2020
Direct / Social Selling	$4,384	$1,713	$13,780	$5,157
Direct Store	97	142	297	450
Total depreciation and amortization	$4,481	$1,855	$14,077	$5,607

Cash payments for capital expenditures for property and equipment and identifiable intangible assets by reporting segment for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2021	2020	2021	2020
Direct / Social Selling	$502	$128	$1,263	$1,881
Direct Store	-	-	4	227
Total capital expenditures	$502	$128	$1,267	$2,108

Geographic Concentrations

The Company attributes net revenue to geographic regions based on the location of its customers’ contracting entity. The following table presents net revenue for each country that exceeded 10% of consolidated net revenue for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United States of America	$27,514	$23,638	$81,290	$65,554
Japan	26,406	21,268	75,878	63,075
China	15,739	10,169	65,775	36,325
Italy	7,409	69	38,418	224
France	7,847	101	36,643	276
Rest of World	14,638	7,474	51,107	23,595
Net revenue	$99,553	$62,719	$349,111	$189,049

As of September 30, 2021 and December 31, 2020, the net carrying value of property and equipment located outside of the United States amounted to approximately $21.8 million and $23.6 million, respectively.

NOTE 15 — SUBSEQUENT EVENT

On October 28, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Buyer of the Divested Business discussed in Note 3. The parties to the Settlement Agreement also mutually agreed to establish a framework to settle all remaining unresolved issues as well as any issues that may arise through July 2022. Pursuant to the Settlement Agreement, the parties agreed (i) to rescind any remaining rights and obligations under a membership interest purchase agreement (“MIPA”) entered into on September 24, 2020, and (ii) to cancel the related supplier, distributor and transition services agreements that were entered into concurrently with the MIPA. For the three months ended September 30, 2021, no additional liabilities or expenses were required to be recognized as a result of the Settlement Agreement.

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

Foreign jurisdictions accounted for approximately 77% and 68% of the Company’s net revenue for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. The impact of COVID-19 was a significant contributing factor for the year ended December 31, 2020, which resulted in decreases in net revenue in foreign countries as a group. While the Company’s direct-to-consumer selling model typically relies heavily on the use of its Brand Partner sales force in close contact with customers, the pandemic has required alternative selling approaches such as through social media. Until vaccines or other successful mitigation of COVID-19 have been widely administered throughout the global population, no assurance can be provided that the Company will be able to avoid future reductions in net revenue using alternative selling approaches that avoid direct contact with customers. While the current disruption to the Company’s business is expected to be temporary, the long-term financial impact on the Company’s business cannot be reasonably estimated at this time.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A. “Risk Factors” of our 2020 Annual Report on Form 10-K as filed with the SEC on March 18, 2021 (the “2020 Form 10-K”) and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 as filed with the SEC on August 9, 2021. Moreover, we operate in very competitive and rapidly changing markets. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Our Business Model

We are an organic and healthy products company intending to become the world’s leading social selling and distribution company. NewAge, Inc. is a purpose-driven firm dedicated to providing healthy products to consumers and inspiring them to “Live Healthy.” We commercialize our portfolio of products across more than 50 countries worldwide and strive to disrupt with industry leading social selling tools and technologies. More than 74% of the Company’s revenue is ordered and fulfilled online including auto-delivery subscriptions, and more than 84% of our products are delivered directly to consumers’ homes.

We compete in three major category platforms including health and wellness, healthy appearance, and nutritional performance. Within the category platforms, we develop and market a portfolio of science-based, functionally differentiated, and superior performing products and brands. We differentiate our products utilizing our patents, proprietary formulas and production process and trade secrets and focus our functional differentiation utilizing different combinations of:

●	Phytonutrients and micronutrients
●	Plant-based ingredients
●	Cannabidiol (“CBD”)
●	Noni
●	Clean/non-toxic ingredients

Utilizing these functionally differentiated ingredients, we intend to build ‘hundred-million dollar’ focus brands in each of our respective platforms. For example, Tahitian Noni already meets this standard, is our largest brand, and has sold more than $7.0 billion since its inception, including approximately $414 million cumulatively recognized by us since our acquisition of Morinda in December 2018. We have multiple studies and human trials validating Tahitian Noni’s efficacy and benefits for reducing inflammation and strengthening the body’s protection against viruses. Also, within the health and wellness platform is our LIMU brand, a fucoidan-rich beverage sourced from seaweed. We have two core brands within the healthy appearance platform including TeMana, a unique skin care portfolio that is infused with Tahitian Noni, and Lucim, a line of clean skin care products expanding worldwide that was launched in 2020. In the nutritional performance platform, we commercialize a full line of weight management and other products including nutritional supplements and nutraceuticals and are building out our core brands within the platform.

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

We believe one of NewAge’s competitive advantages is its large network of Brand Partners and customers around the world, and its own DSD system that provides near captive distribution in our respective market areas. We have developed a robust infrastructure and set of execution capabilities across more than 50 countries, with a primary focus on our core markets of Japan, Greater China, Western Europe, and North America.

NewAge has the scale and infrastructure underpinning what we believe to be a differentiated and disruptive business strategy. NewAge believes that what, where, when and how consumers are buying consumable products is transforming. Commercializing our portfolio of healthy brands through primarily a direct-route-to-market, utilizing proprietary and industry-leading social selling technology, and connecting with consumers on their terms with our team of Brand Partners and customers enables us to take advantage of the fundamental disintermediation happening in consumer product goods.

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

The net revenue and total assets of the Direct / Social Selling segment increased significantly with the closing of our acquisition of Ariix on November 16, 2020. The Direct / Social Selling segment is engaged in the development, manufacturing, and marketing of products in three core category platforms including health and wellness, healthy appearance, and nutritional performance. The Direct / Social Selling segment has manufacturing operations in Tahiti, Germany, Japan, the United States, and China. The Direct / Social Selling segment’s products are sold and distributed in more than 50 countries using Brand Partners through our direct-to-consumer selling network and e-commerce business model. Approximately 86% and 84% of the net revenue of the Direct / Social Selling segment was generated internationally for the three months ended September 30, 2021 and 2020, respectively. Approximately 87% and 86% of the net revenue of the Direct / Social Selling segment was generated internationally for the nine months ended September 30, 2021 and 2020, respectively.

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

Recent Developments

In July 2021, we were informed that forgiveness of our PPP Loans and accrued interest for approximately $9.7 million were approved by the SBA. The forgiveness of these PPP Loans was recognized as a non-operating gain in the third quarter of 2021 when the lender legally released us of our obligations to repay the debts.

In August 2021, we entered into letter agreements (the “August 2021 Amendment”) with Dr. Frederick W. Cooper in his capacity as Sellers’ Agent under the Amended Ariix Merger Agreement. The August 2021 Amendment revised certain terms of the Amended Ariix Merger Agreement, as follows:

●	We paid the Sellers $5.0 million in August 2021 in exchange for a reduction of approximately 2.7 million shares in the number of shares required to be issued on November 16, 2021 (the first anniversary of the Ariix Closing Date). The reduction in the number of shares was based upon the closing price of our shares of Common Stock on August 19, 2021 when the cash payment was made.
●	The Amended Ariix Merger Agreement required that 7.0 million shares of Common Stock were issuable to the Seller’s Agent in consideration of a non-competition, non-solicitation, invention assignment, and right of first refusal agreement with a term that extended for five years (the “Non-Compete Agreement”). On the closing date, we recorded an identifiable intangible asset for the Non-Compete Agreement of $19.1 million based on the fair value of the obligation to issue 7.0 million shares. As a result of the August 2021 Amendment, the Non-Compete Agreement was canceled, and we recognized an impairment charge for the remaining net book value of the Non-Compete Agreement of $16.2 million in August 2021.

In August 2021, we entered into an amendment to our Senior Notes to (i) permit us to make the $5.0 million cash payment to the Sellers of Ariix pursuant to the August 2021 Amendment to the Amended Ariix Merger Agreement, and (ii) to set aside an additional $4.0 million of restricted cash to further secure our obligations under the Senior Notes.

On October 28, 2021, we entered into a settlement agreement (the “Settlement Agreement”) with the Buyer of the Divested Business discussed above. The parties to the Settlement Agreement also mutually agreed to establish a framework to settle all remaining unresolved issues as well as any issues that may arise through July 2022. Pursuant to the Settlement Agreement, the parties agreed (i) to rescind any remaining rights and obligations under a membership interest purchase agreement (“MIPA”) entered into on September 24, 2020, and (ii) to cancel the related supplier, distributor and transition services agreements that were entered into concurrently with the MIPA. In addition, we agreed to cancel notes receivable for an aggregate of $5.8 million that had been previously reserved as uncollectible. For the three months ended September 30, 2021, no additional liabilities or expenses were required to be recognized as a result of the Settlement Agreement.

These recent developments are discussed further in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report and under the caption Liquidity and Capital Resources below.

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

Results of Operations

Three Months Ended September 30, 2021 and 2020

Our unaudited condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020 are presented below (dollars in thousands):

	2021	2020	Change
Net revenue	$99,553	$62,719	$36,834
Cost of goods sold	33,567	25,224	8,343
Gross profit	65,986	37,495	28,491
Gross margin	66%	60%

Operating expenses:
Commissions	36,823	17,458	19,365
Selling, general and administrative	39,027	27,983	11,044
Impairment of long-lived assets	16,186	-	16,186
Depreciation and amortization expense	4,385	1,751	2,634
Loss on disposal of Divested Business	-	3,446	(3,446)

Total operating expenses	96,421	50,638	45,783

Operating loss	(30,435)	(13,143)	(17,292)

Non-operating income (expense):
Gain (loss) from change in fair value of derivatives	19,498	(86)	19,584
Gain from forgiveness of PPP Loans and accrued interest	9,751	-	9,751
Interest and other income, net	1,397	229	1,168
Interest expense	(2,526)	(521)	(2,005)
Loss before income taxes	(2,315)	(13,521)	11,206
Income tax expense	(385)	(612)	227
Net loss	$(2,700)	$(14,133)	$11,433

Presented below is our net revenue, cost of goods sold, gross profit and gross margin by segment for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	Direct / Social Selling Segment				Direct Store Segment
	2021	2020	Change	Percent	2021	2020	Change	Percent
Net revenue	$84,066	$46,585	$37,481	80%	$15,487	$16,134	$(647)	(4)%
Cost of goods sold	21,187	11,120	10,067	91%	12,380	14,104	(1,724)	(12)%
Gross profit	$62,879	$35,465	$27,414	77%	$3,107	$2,030	$1,077	53%
Gross margin	75%	76%			20%	13%

As discussed above under the caption Operating Segment Overview, on September 24, 2020, we sold the Divested Business, which was a component of our Direct Store segment and included in our consolidated statements of operations through the disposal date. Accordingly, the Divested Business is excluded from our results of operations for the three months ended September 30, 2021. Presented below is a summary of the operating loss of the Divested Business that is included in our historical results for the three months ended September 30, 2020 (in thousands):

Net revenue	$2,443
Cost of goods sold	3,197
Gross loss	(754)

Operating expenses:
Commissions	(19)
Selling, general and administrative	(1,347)
Depreciation and amortization expense	(23)
Operating loss	$(2,143)

Since September 25, 2020, the Direct Store segment is primarily comprised of our legacy DSD and e-commerce lines of business (the “Retained Business”). Please refer to the captions below for further discussion with respect to our net revenue, cost of goods sold, gross profit and gross margin by segment, including the results of operations of the Divested Business and the Retained Business of the Direct Store segment for the three months ended September 30, 2021 and 2020.

Net Revenue. Net revenue increased from $62.7 million for the three months ended September 30, 2020 to $99.6 million for the three months ended September 30, 2021, an increase of $36.8 million or 59%. Net revenue for the Direct / Social Selling segment increased by $37.5 million from $46.6 million for the three months ended September 30, 2020 to $84.1 million for the three months ended September 30, 2021. This increase was attributable to net revenue from our newly acquired businesses of $30.7 million for Ariix and $5.2 million for Aliven, plus an increase of $1.6 million or 4%, in net revenue for the legacy portion of the Direct / Social Selling segment.

Net revenue for the Direct Store segment decreased by $0.6 million from $16.1 million for the three months ended September 30, 2020 to $15.5 million for the three months ended September 30, 2021. This decrease was attributable to a reduction in net revenue of $2.4 million due to our disposal of the Divested Business in September 2020, partially offset by an increase in net revenue for the Retained Business of the Direct Store segment of $1.8 million or 13%. This increase in net revenue for the Retained Business of the Direct Store segment was attributable to new customers and expansion of the product portfolio for our DSD business.

Cost of goods sold. Cost of goods sold increased from $25.2 million for the three months ended September 30, 2020 to $33.6 million for the three months ended September 30, 2021, an increase of $8.3 million. Cost of goods sold for the Direct / Social Selling segment increased by $10.1 million, partially offset by a decrease in cost of goods sold of $1.7 million for the Direct Store segment. Cost of goods sold as a percentage of net revenue improved to 34% for the three months ended September 30, 2021 as compared to 40% for the three months ended September 30, 2020. This six-percentage point improvement was driven by a shift in segment product mix and target cost synergies associated with the merger with Ariix.

The increase in cost of goods sold for the Direct / Social Selling segment of $10.1 million was primarily attributable to the cost of products sold by Ariix for $8.6 million and Aliven for $1.0 million. Cost of goods sold for the legacy business of the Direct / Social Selling segment increased by $0.5 million or 5% compared to the 4% increase in net revenue for the legacy business of the Direct / Social Selling segment as discussed above. In order to partially mitigate the effects of COVID-19, we offered product promotions to the customers of the legacy business of the Direct / Social Selling Segment that increased cost of goods sold for each of the three months ended September 30, 2021 and 2020.

Our business is heavily dependent on an efficient global supply chain to enable the production of our products in foreign countries and the ongoing shipment of those products for delivery to our customers throughout the world. Similar to many other global businesses, our logistics and other supply chain-related costs have increased during 2021 and may continue to increase during 2022. We have responded to the current supply chain inefficiencies by increasing our finished goods inventory orders to enable us to continue to meet customer demand for our products. However, no assurance can be provided that we will be able to continue to fully meet customer demand and that we will not be adversely impacted by increasing logistics costs if current conditions persist or worsen over time. For more information on the impact of supply chain constraints on our business, see the “Risk Factors” section in Part II, Item 1A of this Report.

Cost of goods sold for the Direct Store segment decreased by $1.7 million from $14.1 million for the three months ended September 30, 2020 to $12.4 million for the three months ended September 30, 2021. The decrease in cost of goods sold for the Direct Store segment was due to the elimination of cost of goods sold related to the Divested Business which amounted to $3.2 million for the three months ended September 30, 2020. This decrease was partially offset by an increase in cost of goods sold for the Retained Business of $1.5 million or 14%, from $10.9 million for the three months ended September 30, 2020 to $12.4 million for the three months ended September 30, 2021. The increase in cost of goods sold for the Retained Business was primarily attributable to higher product costs associated with the 13% increase in net revenue discussed above.

Gross profit. Gross profit increased from $37.5 million for the three months ended September 30, 2020 to $66.0 million for the three months ended September 30, 2021, an increase of $28.5 million or 76%. The increase in gross profit consisted of $27.4 million attributable to the Direct / Social Selling segment and $1.1 million attributable to the Direct Store segment. The improvement in gross profit for the Direct / Social Selling segment was attributable to gross profit generated by Ariix of $22.1 million and by Aliven of $4.2 million for a total of $26.3 million for the three months ended September 30, 2021. Gross profit for the legacy business of the Direct / Social Selling segment increased by $1.2 million primarily due to the 4% increase in net revenue as discussed above. For each of the three months ended September 30, 2021 and 2020, gross margin for the legacy business of the Direct / Social Selling segment was 76%. For the three months ended September 30, 2021, the aggregate gross margin for the businesses acquired from Ariix and Aliven was 73%.

The Direct Store segment accounted for an increase in gross profit of $1.1 million for the three months ended September 30, 2021, driven by cost of goods sold that decreased by 12% whereas net revenue decreased by only 4%. The Divested Business accounted for approximately $0.8 million of negative gross profit for the three months ended September 30, 2020, whereas the Retained Business generated an additional $0.3 million of gross profit for the three months ended September 30, 2021. The Retained Business generated gross profit of approximately $2.8 million and gross margin of 20% for the three months ended September 30, 2020, compared to gross profit of $3.1 million and gross margin of 20% for the three months ended September 30, 2021.

Consolidated gross margin increased from 60% for the three months ended September 30, 2020 to 66% for the three months ended September 30, 2021. Gross margin for the Direct / Social Selling segment was 75% and 76% for the three months ended September 30, 2021 and 2020, respectively. Gross margin for the Direct Store segment increased from 13% for the three months ended September 30, 2020 to 20% for the three months ended September 30, 2021.

Commissions. Commissions were $36.8 million for the three months ended September 30, 2021 compared to $17.5 million for the three months ended September 30, 2020, an increase of $19.4 million. For the three months ended September 30, 2021, commissions for the Direct / Social Selling segment included an aggregate of $17.4 million related to the businesses acquired from Ariix and Aliven. Commissions for the legacy business of the Direct / Social Selling segment increased by $2.0 million which was primarily attributable to an increase in net revenue of $1.6 million.

Selling, general and administrative expenses. SG&A expenses increased from $28.0 million or 45% of net revenue for the three months ended September 30, 2020, to $39.0 million or 39% of net revenue for the three months ended September 30, 2021, an increase of $11.0 million. The overall reduction in SG&A as a percentage of net revenue reflects the leverage of a consolidated growing business. The net increase in SG&A of $11.0 million was comprised of increases in compensation and benefits expense of $7.5 million, professional fees of $1.5 million, occupancy costs of $1.4 million, communications expenses of $1.0 million, transaction fees related to the sale of products of $0.5 million, and other business expenses of $0.3 million. These increases in SG&A amount to $12.2 million and were partially offset by a decrease in marketing costs of $1.2 million.

The net increase in SG&A of $11.0 million was primarily attributable to SG&A expenses of $13.8 million related to the businesses acquired from Ariix and Aliven, partially offset by a reduction of $1.4 million related to corporate compensation and benefits costs and $1.3 million of SG&A eliminated for the Divested Business. SG&A expenses of $13.8 million related to the businesses acquired from Ariix and Aliven consist of compensation and benefits costs of $8.3 million, professional fees of $1.4 million, marketing costs of $1.3 million, occupancy costs of $1.0 million, communications expenses of $0.8 million, transaction fees related to the sale of products of $0.5 million, and other business expenses of $0.5 million.

Impairment of long-lived assets. Impairment of long-lived assets amounted to $16.2 million for the three months ended September 30, 2021. As discussed above under the caption Recent Developments, this impairment charge resulted from the August 2021 Amendment to the Amended Ariix Merger Agreement that resulted in cancelation of the Non-Compete Agreement with the Sellers’ Agent. We did not recognize any impairment charges for the three months ended September 30, 2020.

Depreciation and amortization expense. Depreciation and amortization expense included in operating expenses increased from $1.8 million for the three months ended September 30, 2020 to $4.4 million for the three months ended September 30, 2021, an increase of $2.6 million. This increase was attributable to amortization expense related to identifiable intangible assets of $131.8 million acquired in our business combination with Ariix in November 2020.

Loss on disposal of Divested Business. As discussed above under the caption Operating Segment Overview, we sold the Divested Business on September 24, 2020. The Divested Business was a component of our Direct Store segment and the disposal resulted in a loss of $3.4 million for the three months ended September 30, 2020.

Gain (loss) from change in fair value of derivatives. For the three months ended September 30, 2021, we recognized a gain from changes in fair value of derivatives of $19.5 million. This gain consisted of (i) $15.6 million related to the Ariix business combination derivative liabilities discussed in Note 3 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, and (ii) $3.9 million related to warrants issued in the February 2021 private placement as discussed in Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report. For the three months ended September 30, 2020, we recognized a loss of $0.1 million from the change in fair value of an interest rate swap agreement that was subsequently terminated in December 2020.

The fair value of derivative liabilities can be extremely volatile from period to period since the related valuations are heavily influenced by the then current market price of our Common Stock. The closing price for shares of our Common Stock decreased by 38% from $2.23 per share as of June 30, 2021, to $1.39 per share as of September 30, 2021. This decrease in the value of our shares was the principal factor that reduced fair value and resulted in the aggregate gains from changes in fair value of derivatives of $19.5 million for the three months ended September 30, 2021.

Gain from forgiveness of PPP Loans and accrued interest. In July 2021, we were informed by our lender that we had been legally released of our obligations to repay PPP Loans that were funded in the second quarter of 2020. Accordingly, we recognized a non-operating gain on forgiveness of the PPP Loans of $9.8 million for the three months ended September 30, 2021.

Interest and other income, net. Interest and other income, net amounted to $1.4 million for the three months ended September 30, 2021 compared to $0.2 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, interest and other income, net of $1.4 million was primarily comprised of foreign exchange gains of $1.6 million, interest income of $0.1 million, partially offset by a loss on the sale of property and equipment of $0.3 million. Interest and other income, net of $0.2 million for the three months ended September 30, 2020 was primarily comprised of foreign exchange gains.

Interest expense. Interest expense increased from $0.5 million for the three months ended September 30, 2020 to $2.5 million for the three months ended September 30, 2021, an increase of $2.0 million. For the three months ended September 30, 2021, interest expense of $2.5 million includes (i) interest expense paid in cash of $0.5 million based on the contractual rate of 8.0% under the Senior Notes entered into in December 2020, (ii) accretion of discount of $1.8 million related to the Senior Notes, and (iii) imputed interest expense of $0.2 million related to our deferred lease financing obligation and business combination obligations. As of September 30, 2021, the overall effective interest rate for the Senior Notes was approximately 46.8%, including the 8.0% stated rate.

For the three months ended September 30, 2020, interest expense was primarily attributable to (i) interest expense of $0.2 million based on a weighted average interest rate of 5.3% under our former credit facility with East West Bank (the “Credit Facility”) and weighted average borrowings outstanding of $14.0 million, (ii) accretion of discount for a total of $0.2 million, and (iii) imputed interest expense of $0.1 million related to our deferred lease financing obligation.

Income tax expense. We recognized income tax expense of $0.4 million for the three months ended September 30, 2021 compared to income tax expense of $0.6 million for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, the difference between the recorded income tax benefit (expense) and the expected income tax benefit computed by multiplying the pre-tax loss by the U.S federal statutory rate of 21.0% was primarily due to benefiting year to date losses in foreign jurisdictions and no recorded tax effect for U.S. domestic and certain other foreign jurisdictions due to the application of a full valuation allowance recorded in these jurisdictions.

Inflation and changing prices. For the three months ended September 30, 2021 and 2020, the impact of inflation and changing prices have not had a significant impact on our net revenue, cost of goods sold and operating expenses. However, as discussed above under the caption Cost of Goods Sold, our logistics and other supply chain-related costs have increased during the three months ended September 30, 2021 and may continue to increase during 2022. To date, the overall impact of higher costs has not resulted in a need to increase selling prices of our products, but we are continuing to monitor the situation. For more information on the impact of supply chain constraints on our business, see the “Risk Factors” section in Part II, Item 1A of this Report.

Nine Months Ended September 30, 2021 and 2020

Our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020 are presented below (dollars in thousands):

	2021	2020	Change	Percent
Net revenue	$349,111	$189,049	$160,062	85%
Cost of goods sold	111,925	71,952	39,973	56%
Gross profit	237,186	117,097	120,089	103%
Gross margin	68%	62%

Operating expenses:
Commissions	127,540	55,378	72,162	130%
Selling, general and administrative	118,928	84,868	34,060	40%
Impairment of long-lived assets	16,186	400	15,786	3947%
Depreciation and amortization expense	13,783	5,293	8,490	160%
Loss on disposal of Divested Business	4,339	3,446	893	n/a
Total operating expenses	280,776	149,385	131,391	88%

Operating loss	(43,590)	(32,288)	(11,302)	35%

Non-operating income (expense):
Gain (loss) from change in fair value of derivatives	40,714	(392)	41,106	(10486)%
Gain from forgiveness of PPP Loans and accrued interest	9,751	-	9,751	n/a
Interest and other income, net	992	954	38	4%
Interest expense	(8,689)	(1,693)	(6,996)	413%
Loss before income taxes	(822)	(33,419)	32,597	(98)%
Income tax expense	(2,275)	(1,886)	(389)	21%
Net loss	$(3,097)	$(35,305)	$32,208	(91)%

Presented below is our net revenue, cost of goods sold, gross profit and gross margin by segment for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Direct / Social Selling Segment				Direct Store Segment
	2021	2020	Change	Percent	2021	2020	Change	Percent
Net revenue	$308,280	$143,556	$164,724	115%	$40,831	$45,493	$(4,662)	(10)%
Cost of goods sold	80,017	32,582	47,435	146%	31,908	39,370	(7,462)	(19)%
Gross profit	$228,263	$110,974	$117,289	106%	$8,923	$6,123	$2,800	46%
Gross margin	74%	77%			22%	13%

Except for an additional loss on disposal of the Divested Business of $4.3 million for the nine months ended September 30, 2021, we did not recognize any revenue or operating expenses for the Divested Business in 2021. Presented below is a summary of the components of the operating loss of the Divested Business that is included in our historical results for the nine months ended September 30, 2020 (in thousands):

Net revenue	$10,707
Cost of goods sold	12,085
Gross loss	(1,378)
Operating expenses:
Commissions	(125)
Selling, general and administrative	(5,772)
Depreciation and amortization expense	(85)
Operating loss	$(7,360)

Please refer to the captions below for further discussion with respect to our net revenue, cost of goods sold, gross profit and gross margin by segment, including the results of operations of the Divested Business and the Retained Business of the Direct Store segment for the nine months ended September 30, 2021 and 2020.

Net Revenue. Net revenue increased from $189.0 million for the nine months ended September 30, 2020 to $349.1 million for the nine months ended September 30, 2021, an increase of $160.1 million or 85%. For the nine months ended September 30, 2021, the increase in net revenue was attributable to net revenue generated by Ariix of $164.5 million and by Aliven of $6.8 million, partially offset by a reduction in net revenue for our legacy businesses of $6.6 million.

Net revenue for the Direct / Social Selling segment increased by $164.7 million from $143.6 million for the nine months ended September 30, 2020 to $308.3 million for the nine months ended September 30, 2021. This increase was attributable to net revenue from our newly acquired businesses of $164.5 million for Ariix and $6.8 million for Aliven, for a total of $171.3 million. This increase due to our newly acquired businesses was partially offset by a reduction in net revenue of $6.6 million or 5% for the legacy portion of the Direct / Social Selling segment. The decrease in net revenue for the legacy portion of the Direct / Social Selling segment was a result of (i) closure and/or consolidation of a number of smaller, non-core, unprofitable markets on a standalone basis, and (ii) lower quantities of products purchased by consumers during the COVID-19 pandemic and the related mass quarantines and government mandated stay-in-place orders that have been in effect in varying degrees since March 2020.

Net revenue for the Direct Store segment decreased by $4.7 million from $45.5 million for the nine months ended September 30, 2020 to $40.8 million for the nine months ended September 30, 2021. This decrease was attributable to a reduction in net revenue of $10.7 million due to our disposal of the Divested Business in September 2020, partially offset by an increase in net revenue for the Retained Business of the Direct Store segment of $6.0 million or 17%. This increase in net revenue for the Retained Business of the Direct Store segment was attributable to new customers and expansion of the product portfolio for our DSD business.

Cost of goods sold. Cost of goods sold increased from $72.0 million for the nine months ended September 30, 2020 to $111.9 million for the nine months ended September 30, 2021, an increase of $40.0 million. Cost of goods sold for the Direct / Social Selling segment increased by $47.4 million, partially offset by a decrease in cost of goods sold of $7.5 million for the Direct Store segment. Cost of goods sold as a percent of net revenue improved to 32% for the nine months ended September 30, 2021 as compared to 38% for the nine months ended September 30, 2020. This six-percentage point improvement was driven by a shift in segment product mix and target cost synergies associated with the merger with Ariix.

The increase in cost of goods sold for the Direct / Social Selling segment of $47.4 million was primarily attributable to the cost of products sold by Ariix of $46.7 million and Aliven of $1.2 million. Cost of goods sold for the legacy business of the Direct / Social Selling segment decreased by $0.5 million or 1% in comparison to a 5% reduction in net revenue for the legacy business of the Direct / Social Selling segment as discussed above. In order to partially mitigate the effects of COVID-19, since March 2020 we have been offering additional product promotions to the customers of the legacy business of the Direct / Social Selling Segment that increased cost of goods sold. In addition, as discussed above under the caption Cost of Goods Sold for the three months ended September 30, 2021, our logistics and other supply chain-related costs have increased during 2021 and may continue to increase during 2022. For more information on the impact of supply chain constraints on our business, see the “Risk Factors” section in Part II, Item 1A of this Report.

For the nine months ended September 30, 2021, the Direct / Social Selling segment also had a non-recurring charge to cost of goods sold of $0.7 million that related to the sale of inventories acquired as part of the Ariix business combination. The fair value of work-in-process and finished goods inventories on the closing date of the Ariix business combination exceeded the historical carrying value, which represented an element of built-in profit on the closing date that was charged to cost of goods sold as a portion of the related inventories were sold for the nine months ended September 30, 2021.

Cost of goods sold for the Direct Store segment decreased by $7.5 million from $39.4 million for the nine months ended September 30, 2020 to $31.9 million for the nine months ended September 30, 2021. The decrease in cost of goods sold for the Direct Store segment was due to the elimination of cost of goods sold related to the Divested Business which amounted to $12.1 million for the nine months ended September 30, 2020. This decrease was partially offset by an increase in cost of goods sold for the Retained Business of $4.6 million or 17%, from $27.3 million for the nine months ended September 30, 2020 to $31.9 million for the nine months ended September 30, 2021. The increase in cost of goods sold for the Retained Business was primarily attributable to higher product costs associated with the 17% increase in net revenue discussed above.

Gross profit. Gross profit increased from $117.1 million for the nine months ended September 30, 2020 to $237.2 million for the nine months ended September 30, 2021, an increase of $120.1 million or 103%. The increase in gross profit consisted of $117.3 million attributable to the Direct / Social Selling segment and $2.8 million attributable to the Direct Store segment. The improvement in gross profit for the Direct / Social Selling segment was attributable to gross profit generated by Ariix of $117.9 million and $5.5 million by Aliven, for a total of $123.4 million for the nine months ended September 30, 2021. These increases attributable to our newly acquired businesses were partially offset by a reduction in gross profit of $6.1 million related to the legacy business of the Direct / Social Selling segment that resulted from lower sales caused by the COVID-19 pandemic. Gross margin for the legacy business of the Direct / Social Selling segment was 77% for each of the nine months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021, the aggregate gross margin for the businesses acquired from Ariix and Aliven was 72%.

The Direct Store segment accounted for an increase in gross profit of $2.8 million for the nine months ended September 30, 2021, driven by cost of goods sold that decreased by 19% whereas net revenue decreased by only 10%. The Divested Business accounted for approximately $1.4 million of negative gross profit for the nine months ended September 30, 2020, whereas the Retained Business generated an additional $1.4 million of gross profit for the nine months ended September 30, 2021. The Retained Business generated gross profit of approximately $7.5 million and gross margin of 22% for the nine months ended September 30, 2020, compared to gross profit of $8.9 million and gross margin of 22% for the nine months ended September 30, 2021.

Consolidated gross margin increased from 62% for the nine months ended September 30, 2020 to 68% for the nine months ended September 30, 2021. Gross margin for the Direct / Social Selling segment decreased from 77% for the nine months ended September 30, 2020 to 74% for the nine months ended September 30, 2021. Gross margin for the Direct Store segment increased from 13% for the nine months ended September 30, 2020 to 22% for the nine months ended September 30, 2021.

Commissions. Commissions were $127.5 million for the nine months ended September 30, 2021 compared to $55.4 million for the nine months ended September 30, 2020, an increase of $72.2 million. For the nine months ended September 30, 2021, commissions for the Direct / Social Selling segment included an aggregate of $74.6 million related to the businesses acquired from Ariix and Aliven, partially offset by a reduction in commissions for our legacy businesses of $2.4 million. Commissions for our legacy businesses decreased by 4%, primarily due to the decrease in net revenue for the legacy portion of the Direct / Social Selling segment of 5% and the elimination of commissions related to the Divested Business.

Selling, general and administrative expenses. SG&A expenses increased from $84.9 million or 45% of net revenue for the nine months ended September 30, 2020, to $118.9 million or 34% of net revenue for the nine months ended September 30, 2021, an increase of $34.1 million. The overall reduction in SG&A as a percentage of net revenue reflects the leverage of a consolidated growing business. The net increase in SG&A of $34.1 million was comprised of increases in compensation and benefits expense of $21.5 million, professional fees of $6.5 million, communications expenses of $2.7 million, transaction fees related to the sale of products of $2.7 million, occupancy costs of $2.5 million, and other business expenses of $0.8 million. These increases in SG&A amount to $36.7 million and were partially offset by a decrease in marketing costs of $2.6 million.

The net increase in SG&A of $34.1 million was primarily attributable to SG&A expenses of $42.7 million related to the businesses acquired from Ariix and Aliven, partially offset by a reduction of $2.8 million related to corporate compensation and benefits costs and $5.8 million of SG&A eliminated for the Divested Business. SG&A expenses of $42.7 million related to the businesses acquired from Ariix and Aliven consist of compensation and benefits costs of $24.9 million, professional fees of $4.7 million, marketing costs of $3.7 million, transaction fees related to the sale of products of $2.8 million, occupancy costs of $2.5 million, communications expenses of $2.4 million, and other business expenses of $1.7 million.

Impairment of long-lived assets. Impairment of long-lived assets amounted to $16.2 million for the nine months ended September 30, 2021 compared to $0.4 million for the nine months ended September 30, 2020. As discussed above under the caption Recent Developments, we recognized an impairment charge of $16.2 million as a result of the August 2021 Amendment to the Amended Ariix Merger Agreement that resulted in cancelation of the Non-Compete Agreement with the Sellers’ Agent. For the nine months ended September 30, 2020, we recognized impairment expense of $0.4 million related to a right-of-use (“ROU”) asset in Denver, Colorado that was no longer needed for current operations.

Depreciation and amortization expense. Depreciation and amortization expense included in operating expenses increased from $5.3 million for the nine months ended September 30, 2020 to $13.8 million for the nine months ended September 30, 2021, an increase of $8.5 million. This increase was primarily attributable to amortization expense related to identifiable intangible assets acquired in our business combination with Ariix in November 2020.

Loss on disposal of Divested Business. As discussed above under the caption Operating Segment Overview, we sold the Divested Business on September 24, 2020. The Divested Business was a component of our Direct Store segment and the disposal resulted in a loss of $3.4 million for the nine months ended September 30, 2020. For the three months ended June 30, 2021, we determined that (i) collection of a $2.5 million note receivable and accrued interest of $0.2 million was unlikely whereby a reserve for the entire balance was recognized, and (ii) a liability was recorded for approximately $1.6 million of former supplier obligations that BWR asserted were our responsibility. As discussed above under the caption Recent Developments, we entered into a Settlement Agreement in October 2021 whereby no additional expenses related to the Divested Business were required to be recognized. Accordingly, for the nine months ended September 30, 2021 we recognized a loss related to the Divested Business of $4.3 million.

Gain from change in fair value of derivatives. For the nine months ended September 30, 2021, we recognized a gain from changes in fair value of derivatives of $40.7 million compared to a loss of $0.4 million for the nine months ended September 30, 2020. This gain of $40.7 million consisted of (i) an aggregate of $28.4 million related to the Ariix business combination derivative liabilities discussed in Note 3 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, and (ii) $12.3 million related to warrants issued on February 16, 2021, as discussed in Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

The fair value of derivative liabilities can be extremely volatile from period to period since the related valuations are heavily influenced by the current market price of our Common Stock. The closing price for shares of our Common Stock decreased by 47% from $2.63 per share as of December 31, 2020, to $1.39 per share as of September 30, 2021. This 47% decrease in the value of our shares was the principal factor that reduced fair value and resulted in the $28.4 million gain related to the Ariix business combination derivative liabilities for the nine months ended September 30, 2021. The closing price for shares of our Common Stock decreased by 61% from $3.52 per share as of February 16, 2021 when the warrants were issued, to $1.39 per share as of September 30, 2021. This 61% decrease in the value of our shares was the principal factor that resulted in the $12.3 million gain related to the warrant derivative liability for the nine months ended September 30, 2021.

For the nine months ended September 30, 2020, we were subject to an interest rate swap agreement entered into in connection with our former Credit Facility. The fair value of this derivative liability increased by $0.4 million due to a decline in interest rates which resulted in our recognition of a loss for $0.4 million for the nine months ended September 30, 2020. The swap agreement provided for a total notional amount of $10.0 million at a fixed interest rate of approximately 5.4% through May 1, 2023, in exchange for a floating rate indexed to the prime rate plus 0.5%. We terminated this swap agreement when we terminated the Credit Facility in December 2020.

Gain from forgiveness of PPP Loans and accrued interest. In July 2021, we were informed by our lender that we had been legally released of our obligations to repay PPP Loans that were funded in the second quarter of 2020. Accordingly, we recognized a non-operating gain on forgiveness of the PPP Loans of $9.8 million for the nine months ended September 30, 2021.

Interest and other income, net. Interest and other income, net amounted to $1.0 million for each of the nine months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021, interest and other income, net was primarily comprised of foreign exchange gains of $1.0 million, interest income of $0.3 million, partially offset by a loss on the sale of property and equipment of $0.3 million. Interest and other income, net for the nine months ended September 30, 2020 primarily consisted of foreign exchange gains of $0.7 million and interest income of $0.2 million.

Interest expense. Interest expense increased from $1.7 million for the nine months ended September 30, 2020 to $8.7 million for the nine months ended September 30, 2021, an increase of $7.0 million. For the nine months ended September 30, 2021, interest expense of $8.7 million includes (i) interest expense paid in cash of $1.7 million based on the contractual rate of 8.0% under our Senior Notes, (ii) accretion of discount of $6.2 million related to the Senior Notes, and (iii) imputed interest expense related to our deferred lease financing obligation and other interest changes of $0.8 million.

As of December 31, 2020, the overall effective interest rate on the Senior Notes was approximately 42.3%, including the 8.0% stated rate. On January 4, 2021, the lenders agreed to amend the Senior Notes in exchange for the issuance of 400,000 shares of Common Stock with a fair value of approximately $1.1 million as of the issuance date. This amount was accounted for as a modification of the Senior Notes that resulted in an additional discount of $1.1 million. This amendment fee and other lender-initiated changes that affect the timing and amount of principal payments are being accounted for prospectively as revisions of the effective interest rate. Accordingly, as of September 30, 2021, the overall effective interest rate was approximately 46.8%, including the 8.0% stated rate.

For the nine months ended September 30, 2020, interest expense was primarily attributable to (i) interest expense of $0.6 million based on the contractual rates under our former Credit Facility based on a weighted average interest rate of 5.3% and weighted average borrowings outstanding of $14.3 million, (ii) accretion of discount for a total of $0.6 million, (iii) imputed interest expense related to our deferred lease financing obligation and other interest charges of $0.5 million.

Income tax expense. We recognized income tax expense of $2.3 million for the nine months ended September 30, 2021 compared to income tax expense of $1.9 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, the difference between the recorded income tax benefit (expense) and the expected income tax benefit computed by multiplying the pre-tax loss by the U.S federal statutory rate of 21.0% was primarily due to foreign income tax expense on positive earnings in certain foreign jurisdictions, and no recorded tax effect for U.S. domestic and certain other foreign jurisdictions due to the application of a full valuation allowance recorded in these jurisdictions.

Inflation and changing prices. For the nine months ended September 30, 2021 and 2020, the impact of inflation and changing prices have not had a significant impact on our net revenue, cost of goods sold and operating expenses. However, as discussed under the caption Cost of Goods Sold for the three months ended September 30, 2021, our logistics and other supply chain-related costs have increased during the nine months ended September 30, 2021 and may continue to increase during 2022. To date, the overall impact of higher costs has not resulted in a need to increase selling prices of our products, but we are continuing to monitor the situation. For more information on the impact of supply chain constraints on our business, see the “Risk Factors” section in Part II, Item 1A of this Report.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2021, we incurred an operating loss of $43.6 million and cash used in our operating activities was $25.6 million. For the year ended December 31, 2020, we incurred an operating loss of $34.9 million and cash used in our operating activities was $34.3 million. As of September 30, 2021, we had an accumulated deficit of $154.9 million.

As discussed above under the caption Results of Operations, we have responded to recent supply chain inefficiencies by increasing our finished goods inventory orders to enable us to continue to meet customer demand for our products. For the nine months ended September 30, 2021, our finished goods inventories have increased by approximately $2.8 million, which is partially attributable to our response to current supply chain constraints. To the extent we determine that further increases in finished goods inventories are required to meet customer demand, additional capital resources will be needed to meet the ongoing working capital requirements.

In February 2021, we entered into a securities purchase agreement in connection with a private placement of units that consisted of an aggregate of approximately 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares of Common Stock. At the closing, we received net proceeds of approximately $53.8 million. As of September 30, 2021, we had cash and cash equivalents of $46.8 million and the current portion of restricted cash was $12.0 million, for a total of $58.8 million. As of September 30, 2021, we had working capital of $40.8 million.

During the 12-month period ending on September 30, 2022, cash payments will be required to settle certain obligations, including up to $21.1 million of principal and interest under our Senior Notes discussed below, operating lease payments of $8.3 million, and deferred consideration related to business combinations of $1.1 million. We believe our existing cash and cash equivalents of $46.8 million and the current portion of restricted cash of $12.0 million will be sufficient to fund our contractual obligations and working capital requirements at least through November 2022.

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

For the months of February 2021 through April 2021, the holders of the Senior Notes requested that we make principal payments up to $1.0 million per month which were paid timely. Beginning in May 2021 and continuing for each subsequent month, the holders of the Senior Notes are entitled to request that we make principal payments of up to $2.0 million per month. The holders of the Senior Notes requested principal payments of $1.0 million in May 2021 and $2.0 million in June 2021 through September 2021. The maturity date of the Senior Notes is on December 1, 2022. However, if the holders of the Senior Notes exercise their rights to demand the maximum principal payments permitted in each future month, the Senior Notes would be repaid in full by August 2022. We may prepay all or a portion of the outstanding principal amount of the Senior Notes at any time, subject to a prepayment fee of 3.0% of the outstanding principal balance through December 1, 2021.

We were required to maintain restricted cash balances of $18.0 million until February 2021. Beginning in February 2021, the requirement to maintain restricted cash balances was reduced to $8.0 million until such time and to the extent that the outstanding stated principal balance of the Senior Notes is reduced below $8.0 million. Assuming the holders of the Senior Notes continue to exercise their rights to demand the maximum principal payments permitted in each month, the stated principal balance is expected to exceed $8.0 million until April 2022. The Senior Notes were amended in August 2021 to (i) permit us to make a $5.0 million cash payment to the Sellers of Ariix pursuant to the August 2021 Amendment to the Amended Ariix Merger Agreement, and (ii) to increase the restricted cash balance from $8.0 million to $12.0 million. As of September 30, 2021, the entire $12.0 million of restricted cash is classified as a current asset since those funds may be utilized to make principal payments that are classified within current maturities of long-term debt.

Our obligations under the Senior Notes are secured by substantially all of our assets, including all personal property and all proceeds and products thereof, goods, contract rights and other general intangibles, accounts receivable, intellectual property, equipment, and deposit accounts and a lien on certain real estate. The Senior Notes contain certain restrictions and covenants, which restrict our ability to incur additional debt or make guarantees, sell assets, make investments or loans, make distributions or create liens or other encumbrances. The Senior Notes also require that we comply with certain financial covenants, including maintaining minimum cash, minimum adjusted EBITDA, minimum revenue, and a maximum ratio of cash in foreign bank accounts to cash in U.S. deposit accounts subject to account control agreements. As of September 30, 2021, we were in compliance with all covenants related to the Senior Notes. The Senior Notes contain customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults, material adverse effect defaults, change of management defaults, and a change in control. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become immediately due and payable and interest on the obligations increases to an annual rate of 12.0%.

PPP Loans

Pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we obtained a PPP Loan in April 2020 for approximately $6.9 million. In May 2020, Ariix obtained a PPP Loan for approximately $2.8 million, and we assumed this obligation in connection with the business combination. These PPP Loans are unsecured and guaranteed by the U.S. Small Business Administration (“SBA”), bear interest at a fixed rate of 1.0% per annum and provide for maturity dates on the second anniversary of the respective loan agreements. We applied to the respective lenders to request forgiveness of both PPP Loans, with the amounts that may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred during the permitted period as calculated in accordance with the terms of the CARES Act. We were informed in July 2021 that forgiveness of both PPP Loans was approved by the SBA for an aggregate of approximately $9.8 million including accrued interest.

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

In August 2021, we entered into letter agreements (the “August 2021 Amendment”) with Dr. Frederick W. Cooper in his capacity as Sellers’ Agent. The August 2021 Amendment revised certain terms of the Amended Ariix Merger Agreement, as follows:

●	We paid the Sellers $5.0 million in August 2021 in exchange for a reduction of approximately 2.7 million shares in the number of Variable Shares required to be issued on November 16, 2021 (the first anniversary of the Ariix Closing Date). The reduction in the number of Variable Shares was based upon the closing price of our shares of Common Stock on August 19, 2021 when the cash payment was made.

●	The Amended Ariix Merger Agreement required that 7.0 million of the 11.7 million Fixed Shares were issuable to the Seller’s Agent in consideration of a non-competition, non-solicitation, invention assignment, and right of first refusal agreement with a term that extended for five years (the “Non-Compete Agreement”). On the Ariix Closing Date, we recorded an identifiable intangible asset for the Non-Compete Agreement of $19.1 million based on the fair value of this obligation to issue 7.0 million of the Fixed Shares. As a result of the August 2021 Amendment, the Non-Compete Agreement was canceled. Accordingly, we recognized an impairment charge for the remaining net book value of the Non-Compete Agreement of $16.2 million in August 2021.
●	In September 2021, we issued an aggregate of 10.0 million of the Fixed Shares, including 7.0 million shares originally designated as consideration for the Non-Compete Agreement. The remaining 4.6 million shares included in the Fixed Shares are issuable for 1.7 million shares as soon as the Sellers provide detailed issuance instructions, and 2.9 million shares are issuable by January 16, 2022.

The Variable Shares are issuable on November 16, 2021. However, the number of shares is subject to subsequent adjustments based on the outcome of potential indemnification claims by either party, whereby indemnification claims awarded to either party through November 16, 2021 will be settled by increasing or decreasing the number of Variable Shares based on a fixed conversion price of $5.53 per share. Accordingly, we are required to continue to account for the Variable Shares as a derivative liability until the number of shares becomes fixed. As of September 30, 2021, the fair value of the Variable Shares derivative liability amounted to $24.2 million. While the Variable Shares are accounted for as a derivative liability, there are no circumstances under which we could be required to pay cash to the Sellers to settle this liability. As of September 30, 2021 and December 31, 2020, our business combination liabilities consisted of the following (in thousands):

	2021	2020

Liabilities to former owners of Ariix:
Fair value of Fixed Shares derivative liability	$-	$37,028
Fair value of Variable Shares derivative liability	24,189	53,846
Total derivative liabilities	24,189	90,874
Short-term debt payable in cash	-	10,000
Business combination liabilities assumed from Ariix:
Fair value of deferred consideration payable:
LIMU	3,435	3,656
Zennoa	1,738	2,196
Short-term debt for Zennoa	-	850
Total	29,362	107,576
Less current portion	1,140	11,750
Long-term portion	$28,222	$95,826

Aliven Business Combination

On June 1, 2021 (the “Aliven Closing Date”) we entered into an asset purchase agreement (the “Aliven APA”) with Aliven, Inc. (“Aliven”) that was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, and using the fair value concepts set forth in ASC 820, Fair Value Measurement. Aliven is a Japan-based direct selling company. We entered into the Aliven APA to accelerate growth with its direct-to-consumer business model in Japan and to expand its portfolio of healthy products. Pursuant to the Aliven APA, we acquired the assets and assumed the liabilities of Aliven for total purchase consideration that consisted of approximately 1.1 million shares of our Common Stock with a fair value of approximately $2.6 million.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	2021	2020

Net cash provided by (used in):
Operating activities	$(25,613)	$(29,853)
Investing activities	(11,263)	(2,746)
Financing activities	32,089	13,506

Cash Flows Used in Operating Activities

For the nine months ended September 30, 2021, we recognized a net loss of $3.1 million compared to a net loss of $35.3 million for the nine months ended September 30, 2020. The following adjustments are taken into account to reconcile our net loss to net cash used in operating activities for the nine months ended September 30, 2021 and 2020 (in thousands):

	2021	2020

Net loss	$(3,097)	$(35,305)
Loss (gain) from change in fair value of derivatives, net	(40,714)	392
Gain from forgiveness of PPP Loans and accrued interest	(9,751)	-
Non-cash expenses, net of deferred tax benefit	53,080	16,954
Net changes in operating assets and liabilities	(25,131)	(11,894)
Net cash used in operating activities	$(25,613)	$(29,853)

For the nine months ended September 30, 2021, we recognized a gain from changes in the fair value of derivative liabilities of $40.7 million and a gain from the forgiveness of PPP Loans and accrued interest of $9.8 million. These gains reduced our net loss but did not generate any operating cash flows.

For the nine months ended September 30, 2021 and 2020, we incurred net non-cash expenses of $53.1 million and $17.0 million, respectively. Significant non-cash expenses include impairment of long-lived assets, depreciation and amortization expense, non-cash lease expense, accretion of debt discount, and stock-based compensation expense. These non-cash expenses increased our net loss but did not result in any operating cash outflows.

Net changes in our operating assets and liabilities can have a significant impact on operating cash flow. For the nine months ended September 30, 2021, changes in operating assets and liabilities used $25.1 million of operating cash flows. This amount primarily consisted of a reduction in accounts payable of $4.9 million and a reduction in accrued liabilities of $20.5 million. The reduction in accrued liabilities included a reduction in accrued commissions of $8.1 million, cash payments related to operating lease liabilities of $7.1 million, and a reduction in deferred revenue of $3.9 million.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2021, cash used in investing activities was $11.3 million. This amount was attributable to a cash payment for merger consideration of $10.0 million pursuant to our business combination with Ariix, and (ii) purchases of equipment of $1.3 million primarily for the Direct / Social Selling segment.

For the nine months ended September 30, 2020, we used net cash flows of $2.7 million in our investing activities. This amount consisted of cash payments for capital expenditures of $2.1 million and approximately $1.3 million advanced as a portion of the consideration for a $2.5 million promissory note receivable from BWR. These cash payments totaled $3.4 million and were partially offset by cash received of $0.4 million in connection with our disposal of the Divested Business and proceeds from the sale of equipment of $0.2 million. Our capital expenditures consisted of $1.9 million in our Noni by NewAge segment and $0.2 million in our NewAge segment.

Cash Flows from Financing Activities

Our financing activities generated net cash proceeds of $32.1 million and $13.5 million for the nine months ended September 30, 2021 and 2020, respectively. The principal sources of cash from our financing activities for the nine months ended September 30, 2021 consisted of (i) net proceeds of $53.8 million from our February 2021 private placement that resulted in the issuance of an aggregate of approximately 14.6 million shares of Common Stock and warrants to purchase an aggregate of 7.3 million shares, and (ii) proceeds of $0.5 million from the exercise of stock options that resulted in the issuance of approximately 289,000 shares of Common Stock. These sources of cash flow from financing activities totaled $54.3 million and were partially offset by cash outflows for (i) principal payments under the Senior Notes of $12.0 million, (ii) payments of business combination liabilities of $9.7 million, including $5.0 million paid as a result of the August 2021 Amendment to the Amended Ariix Merger Agreement, and (iii) an aggregate of $0.5 million of payments for offering costs and reductions in our deferred lease financing obligation.

For the nine months ended September 30, 2020, the principal sources of cash from our financing activities consisted of net cash proceeds of $25.1 million from the issuance of approximately 16.1 million shares of Common Stock pursuant to the ATM Agreement, and cash proceeds of $6.9 million under the PPP Loan. For the nine months ended September 30, 2020, our cash outflows included principal repayments under the Credit Facility of $10.8 million, payments of $5.8 million related to business combination obligations, the purchase and retirement of approximately 780,000 shares of Common Stock for $1.2 million, payments of $0.5 million related to the deferred lease financing obligation, and total payments of $0.3 million for debt issuance costs related to the Credit Facility and offering costs related to the ATM Agreement.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2021 and 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

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

EBITDA and Adjusted EBITDA. The calculation of our EBITDA and Adjusted EBITDA is presented below for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net loss	$(2,700)	$(14,133)	$(3,097)	$(35,305)
EBITDA Non-GAAP adjustments:
Interest expense	2,526	521	8,689	1,693
Income tax expense	385	612	2,275	1,886
Depreciation and amortization expense	4,481	1,855	14,077	5,607

EBITDA	4,692	(11,145)	21,944	(26,119)
Adjusted EBITDA Non-GAAP adjustments:
Loss (gain) from change in fair value of derivatives	(19,498)	86	(40,714)	392
Gain from forgiveness of PPP Loans and accrued interest	(9,751)	-	(9,751)	-
Impairment of long-lived assets	16,186	-	16,186	400
Employee severance and office closure expenses	2,520	1,658	4,217	2,543
Stock-based compensation expense	1,475	966	5,624	3,415
Loss on disposal of Divested Business	-	-	4,339	3,446
Adjusted EBITDA	$(4,376)	$(8,435)	$1,845	$(15,923)

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

Gain from forgiveness of PPP Loans and accrued interest: We have excluded the gain from forgiveness of PPP Loans and accrued interest due to the unique terms of this U.S. governmental assistance which is unrelated to operational performance.

Impairment of long-lived assets: We have excluded charges for impairment of long-lived assets that were primarily triggered by an amendment to our business combination agreement that is unrelated to ongoing operational decisions and performance.

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

Employee severance and office closure expenses: We have excluded charges for employee severance and office closure expenses that are typically incurred to enable us to realize synergies in merger and divestiture transactions, and to execute our other strategies designed to improve performance.

Loss on disposal of Divested Business: We have excluded losses related to our disposal of the Divested Business since those losses are unrelated to current operational decisions and performance.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation completed as of September 30, 2021, our CEO and CFO concluded that our disclosure controls and procedures were not effective since the material weakness in internal controls over financial reporting discussed below has not yet been remediated.

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

Material Weakness

As of September 30, 2021, a material weakness exists related to the Company’s failure to design and implement monitoring activities over the acquisition of Ariix that resulted in the inability to issue our consolidated financial statements for inclusion in the 2020 Form 10-K by the required due date. Specifically, due to the size and timing of the acquisition of Ariix, we did not have sufficient resources to adequately monitor the consolidation of the financial information and purchase allocation of Ariix in order to prevent or detect material misstatements.

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

Plan of Remediation of Material Weakness

The Company has taken or will take the following steps to remediate the material weakness:

●	We are altering the design of our controls over acquisitions to better evaluate the potential financial reporting impact relating to the timing of future acquisitions, including evaluating the adequacy and competency of the accounting function of the potential company being acquired. In addition, we will give careful consideration before waiving due diligence requirements, such as requiring audited financial statements, prior to closing future acquisitions.
●	We are hiring additional personnel with the requisite technical skills in U.S. GAAP accounting to support the growth of the Company while enhancing the overall competency level of the acquired company’s accounting staff.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

The risk factor set forth below should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2020 Form 10-K and under “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (collectively referred to as our “Legacy Risk Factor Disclosures”). The developments described in the additional risk factor below have heightened, or in some cases manifested, certain of the Legacy Risk Factor Disclosures. Except as described herein, there have been no material changes with respect to Legacy Risk Factor Disclosures.

You should carefully consider the Legacy Risk Factor Disclosures in addition to the other information set forth in this Report and in our 2020 Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, financial condition, results of operations or the prices of our publicly traded securities. The risk factor described below and the Legacy Risk Factor Disclosures are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition, results of operations or the prices of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.

Similar to many other global businesses, we have been adversely impacted by increased lead times to obtain product inventories from our suppliers and higher logistics and other supply chain-related costs. If these conditions persist or worsen, our results of operations will be adversely affected.

Our business is heavily dependent on an efficient global supply chain to enable the production of our products in foreign countries and the ongoing shipment of those products for delivery to our customers throughout the world. Similar to many other global businesses, our logistics and other supply chain-related costs have increased during 2021 and may continue to increase during 2022. We have responded to the current supply chain inefficiencies by increasing our purchases of finished goods inventories to enable us to continue to meet customer demand for our products. However, no assurance can be provided that we will be able to continue to fully meet customer demand and that we will not be adversely impacted by increasing logistics costs if current conditions persist or worsen over time. Accordingly, our results of operations will be adversely impacted if our logistics costs increase or if we are unable to accommodate customer demand with sufficient product deliveries. Furthermore, to the extent that we can continue to successfully mitigate the impact of supply chain inefficiencies by accelerating our purchases of finished goods inventories, additional capital resources may be needed to meet the ongoing working capital requirements.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed in a Current Report on Form 8-K filed on May 17, 2021, the Company held its 2021 Annual Meeting of Shareholders (the “Annual Meeting”) on May 14, 2021. At the Annual Meeting shareholders approved the issuance of up to 39,650,521 shares of the Company’s Common Stock pursuant to an Amended and Restated Agreement and Plan of Merger by and among the Company, Ariix, LLC, and the additional parties thereto. An aggregate of 10,000,000 of those shares were issuable within 30 days of the date of the Annual Meeting, subject to receipt of issuance instructions from the Sellers. In September 2021, the Sellers provided issuance instructions and we issued 10,000,000 shares of Common Stock on September 8, 2021. These securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

There were no other unregistered sales of our equity securities during the three months ended September 30, 2021.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits.

The following exhibits are incorporated by reference or filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1*	Letter Agreement dated August 18, 2021 by and among NewAge, Inc., Ariel Merger Sub, LLC, Ariel Merger Sub 2, LLC, Ariix, LLC, the “Sellers” identified therein, and Frederick W. Cooper solely in his capacity as Sellers Agent
10.2*	Letter Agreement dated August 19, 2021 by and among NewAge, Inc., Ariel Merger Sub, LLC, Ariel Merger Sub 2, LLC, Ariix, LLC, the “Sellers” identified therein, and Frederick W. Cooper solely in his capacity as Sellers Agent
10.3*	Amendment Agreement dated as of August 13, 2021 between NewAge, Inc. and the Purchasers under the Securities Purchase Agreement dated as of December 1, 2020
10.4*	Asset Purchase Agreement dated as of August 20, 2021 by and among NewAge, Inc., Morinda Holdings, Inc., Morinda, Inc., Tropical Resources, Inc. and TCI Co., Ltd.
10.5*	Sublease Agreement dated as of July 13, 2021 by and between NewAge, Inc. and Central Bag & Burlap Co.
10.6*	Software Licensing and Exclusivity Agreement dated as of September 2, 2021 between NewAge, Inc. and Kwikclick, Inc.
10.7	Employment Agreement dated as of July 19, 2021 between NewAge, Inc. and Kevin Manion (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on July 21, 2021)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewAge, Inc.

Date: November 9, 2021	/s/ Brent Willis
Name: Brent Willis
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	/s/ Kevin Manion
Name: Kevin Manion
Title: Chief Financial Officer
(Principal Financial Officer)

